Form 10-K405
period 2000-02-29
COGNOS INC
filed 2000-05-26
CIK 746782

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
               ________________________________________________

                                   FORM 10-K


        [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended FEBRUARY 29, 2000

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period From _________ To ________

                        Commission File Number 0-16006

                              COGNOS INCORPORATED

            (Exact Name Of Registrant As Specified In Its Charter)

                CANADA                             98-0119485
    (State Or Other Jurisdiction Of      (IRS Employer Identification No.)
    Incorporation Or Organization)

             3755 Riverside Drive,
          P.O. Box 9707, Station T,
          Ottawa, Ontario, Canada                         K1G 4K9
     (Address Of Principal Executive Offices)            (Zip Code)

      Registrant's Telephone Number, including Area Code:  (613) 738-1440

       Securities Registered Pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:

                  Common Shares Without Nominal Or Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     NO  ____
                                          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares on the Nasdaq National Market on May 5, 2000, was approximately US$2,201,681,000.

As of May 5, 2000, 87,366,527 Common Shares, without nominal or par value, were outstanding.

________________________________________________________________________________
                                                                   continued....

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the COGNOS INCORPORATED Annual Report to Shareholders for the fiscal year ended February 29, 2000, are incorporated by reference into Items 5, 6, 7, 7A and 8 of Part II of this Annual Report on Form 10-K. The incorporated portions are filed as Exhibit 13.

                              REPORTING CURRENCY

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.


                                  TRADEMARKS

Cognos, the Cognos logo, Better Decisions Every Day, Axiant, Cognos Accelerator, CognoSuite, DataMerchant, DecisionStream, HeadStart, Impromptu, NovaView, PowerCube, PowerHouse, PowerPlay, Scenario, 4Thought and 24 Ways are trademarks or registered trademarks of Cognos Incorporated in the United States and/or other countries. All other trademarks or trade names referenced to in this Annual Report on Form 10-K are the property of their respective owners.

                               TABLE OF CONTENTS




                                                                PAGE
                                                                ----
                                     PART I

Item 1.    Business...........................................   1-13
Item 2.    Properties.........................................     14
Item 3.    Legal Proceedings..................................     14
Item 4.    Submission of Matters to a Vote of Security Holders  15-16


                                    PART II


Item 5.    Market for the Registrant's Common Equity
             and Related Stockholder Matters..................     17
Item 6.    Selected Financial Data............................     17
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............     17
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk......................................     17
Item 8.    Financial Statements and Supplementary Data........     18
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........     18


                                    PART III


Item 10.    Directors and Executive Officers of the
             Registrant.......................................  19-20
Item 11.    Executive Compensation............................  21-26
Item 12.    Security Ownership of Certain Beneficial
              Owners and Management...........................  27-28
Item 13.    Certain Relationships and Related Transactions....     28


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.............................  29-31

Signatures  ..................................................     32

                                    PART I

ITEM 1.   BUSINESS

The Corporation

The Corporation was incorporated under the Canada Corporations Act on December 23, 1969, under the name Quasar Systems Ltd., and was continued under the Canada Business Corporations Act on August 9, 1976. The Corporation's name was changed to Cognos Incorporated on February 1, 1984. The Corporation's corporate headquarters are located in Ottawa, Canada.

Cognos develops, markets, and supports two complementary lines of software tools that are designed to satisfy business critical needs for the extended enterprise within traditional and e-business markets. The Corporation's business intelligence products are designed to give individual users the ability to independently access, explore, analyze, and report corporate data. The Corporation's client/server application development tools are designed to increase the productivity of systems analysts and developers. Cognos products are distributed both directly and through resellers worldwide.

Revenue is derived from the licensing of software and the provision of related services, which include product support and education, consulting, and other services. The Corporation generally licenses software and provides services subject to terms and conditions consistent with industry standards. Customers may elect to contract with the Corporation for product support, which includes product and documentation enhancements, as well as telephone support, by paying an annual fee or, alternatively, fees based on usage of support services.

The Corporation operates internationally, with a substantial portion of its business conducted in foreign currencies. Accordingly, the Corporation's results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to the Canadian dollar, to various European currencies, and to a lesser extent, other foreign currencies.

Certain statements made by the Corporation in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements relating to the Corporation's expectations concerning future revenues and earnings from the licensing of its business intelligence and application development products, and relating to the sufficiency of capital to meet working capital and capital expenditure requirements constitute forward-looking statements, subject to risks and uncertainties that may cause future results to differ materially from those expected. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Corporation's filings with the Securities and Exchange Commission. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors That May Affect Future Results" filed as Item 14, Exhibit 13.3 to this Annual Report on Form 10-K.

The financial results in this Annual Report on Form 10-K are reported on a consistent basis for all periods presented; in United States (U.S.) dollars, the Corporation's reporting currency; and in accordance with U.S. generally accepted accounting principles.

Industry Background

Business Intelligence Market

Organizations in many industries are seeking to improve the ability for every individual to make more informed, faster business decisions. Many organizations have come to regard data as a corporate asset and the use of information for decision making as a source of competitive advantage. Over the past few years these organizations have implemented Enterprise Resource Planning systems (ERP) and invested in the design and construction of "data warehouses" and "data marts", which are repositories of large amounts of corporate data. The challenge is to extract and present selected data from these data sources in intuitive formats that give individual users the ability to access and analyze business information to support the mission of their respective organizations. Now e-business, enabled in part by Web technologies for user access and data marts and data warehouses for business-ready information content, has expanded the market. Now companies can share reports with partners and suppliers that help to drive business efficiency and deploy business intelligence content more broadly and easily within the enterprise and between organizations.

In order to accommodate this evolution to data warehouses and data marts and information sharing, there is a need for a more effective means of making corporate information available more broadly throughout an enterprise and between organizations. The solution is to provide every decision-maker with effective tools to access and analyze information. Effective tools make decision-making within the business faster and more accurate. This process also off-loads requests for ad hoc reports, currently made to Information Systems
(IS) departments, to the users themselves, thus streamlining the business process of corporate reporting and decision-making even further. The ever-increasing need of decision-makers to have access to corporate information has resulted in products that address what is termed the "business intelligence" market.

The Corporation believes that its business intelligence products address the current market environment and the growing need for distributing corporate information to the end-user's desktop. In recent years, this has been done using corporate intranets, extranets, and client/server network computing environments. The Corporation believes that the rapid expansion of Web infrastructure remains an emerging business opportunity for distributing corporate information within organizations and beyond.

Application Development Market

With the restructuring of organizations, information processing has moved from centralized systems to distributed networks that bring line-of-business and market-oriented systems closer to the relevant business units. As firms reengineer their business processes, IS departments must be able to migrate existing server-based applications to client/server applications, and quickly deliver new systems that exploit the infrastructure. In addition, the Corporation believes there has been a fundamental shift over the past several years from 4GL development languages toward packaged solutions. Organizations are now choosing to buy their next generation of business systems, rather than attempt to build these corporate applications internally. While the bulk of commercial applications operate in traditional host-terminal environments or LAN-based client/server environments, the Corporation believes the market is evolving to include applications which can also operate on Web-servers with Internet browser clients. Organizations with existing large investments in internally developed applications are now faced with migrating them to new technologies, such as the Web; developing interfaces to allow them to integrate with the new packaged solutions; or replacing those systems entirely to update to Web technology and/or packaged based systems.

Corporate Strategy

The Corporation believes the growing importance of information and information access by front-line and knowledge workers, in conjunction with the increased availability of corporate data, creates a growing demand for business intelligence products and certain application development tools. The change in the needs of the end-user and the evolution in the application development requirements is the foundation for the Corporation's current product strategy and is the framework within which the Corporation has focused, and will continue to focus, its product development efforts.

The Corporation's strategy is to develop, market, and support complementary lines of software products that are designed to satisfy business-critical needs for the extended enterprise within traditional and e-business markets. The Corporation's business intelligence products give users the ability to independently access, explore, analyze, and report corporate data. The Corporation's client/server application development tools are designed to increase the productivity of system analysts and developers.

The Corporation believes that, in order to be successful, it is essential to have a portfolio of products at various stages of their respective product life cycles, to augment its current products with the development and acquisition of new and emerging technologies (see Research and Development), and to explore the possibilities of partnerships with market-leading companies in both horizontal and vertical application software markets. (see Sales and Marketing-- Technological and Marketing Relationships).


Products

A description follows of the products available during the year ended February 29, 2000 (fiscal 2000). For the Corporation's fiscal 2001 product plans, see Research and Development.

Business Intelligence Products

The Corporation's business intelligence products provide users with direct access to corporate data to enable them to improve business decisions. These products provide this direct access in both Web and client/server environments. A key value of these products lies in highly intuitive user interfaces that present data in a meaningful business context, allowing the user to directly and productively review and analyze corporate information to gain knowledge.

The Cognos business intelligence (BI) product platform builds on a single, common technology foundation to deliver a highly integrated and scalable BI solution. The platform leverages this common technology underpinning to deliver a complete, end-to-end infrastructure. As a result, organizations are provided a consistent, corporate-wide view of business intelligence reports and analyses.

The platform's architecture consists of five service layers encompassing data mart creation, integrated metadata modeling, content management and a single point of personalized access/distribution through a full-featured portal. The fifth layer, the security service layer, spans the other four, which operate in parallel, and provides a common, centrally managed security. The scalability of the platform architecture means that organizations can deliver enterprise-wide business intelligence applications to a broad user community that may comprise stakeholders inside and outside the organization.

The depth and breadth of the product set embodied within the platform result in a rich offering of server-level capabilities that include visualization and scorecarding, reporting and analysis, and ad hoc querying. The integrated solution can provide a unified view of both an organization's traditional processes and its e-business processes.

The server level capabilities described above are represented in the following products.


PowerPlay - Multidimensional Analysis
-------------------------------------

PowerPlay(R) is an OLAP tool that provides high-speed graphical navigation of multidimensional data. With PowerPlay, users can perform their own ad hoc analysis by investigating, in any combination and at any level, the critical success factors that drive their business. It enables them to see patterns and trends that they cannot readily find with any other style of analysis. Users can manipulate information by "drilling down" through layers of summary information in successively greater levels of detail and can present the information in multiple graphical displays. Powerful features like ranking, exception highlighting, and comparing enable users to analyze data on every part of their business. In order to enable this graphical exploration of data, PowerPlay creates a multidimensional structure, a PowerCube(R), from relational data or flat files. PowerPlay requires no custom programming. PowerPlay is integrated with Impromptu(R) and Scenario(TM), and supports Web, client/server and stand-alone implementations. PowerCubes can be stored on a PC, Intranet Server, Web Server, or, for larger amounts of corporate data, in ORACLE, Informix, Sybase SQL Server, or Microsoft SQL Server relational databases. PowerPlay Enterprise Server is a single OLAP application server that supports Web, Windows and Microsoft Excel mobile users from a single, centrally administered server, and supports Windows NT, as well as UNIX servers running HP/UX, Sun Solaris, or IBM AIX operating systems and supports all popular Web browsers. During fiscal 2000 the Corporation released PowerPlay 6.6, which provides Web managed reporting and analysis functions for intranet, extranet and Internet access to OLAP data.

Impromptu - Enterprise Database Reporting
-----------------------------------------

Impromptu Web Reports is a Web-based managed reporting tool that enables information consumers in an organization (those that need to consume information, not interact with it) to view, print, and execute Impromptu reports through a Web browser. Impromptu Web Reports is server-based and runs on Windows NT. It supports both Netscape and Microsoft Web Browsers. Impromptu is a database reporting tool that allows report authors, with no knowledge of any query language, to access, manipulate, and integrate detailed corporate data to create useful reports. Information is presented to users in a useful, business-oriented manner in a Windows environment. By pointing and clicking on a series of icons, the database query syntax is generated automatically and transparently to the user. Impromptu is integrated with PowerPlay and Scenario, and provides the user with interactive ad hoc and standard reporting capabilities against corporate relational databases and local PC relational data such as ORACLE, Sybase SQL Server, Microsoft SQL Server, CA-Ingres, Informix, MDI DB2 Gateway, dBASE, and Paradox. Impromptu also supports DB2/400 and Microsoft Access with an open database connectivity (ODBC) driver. Impromptu supports Windows 95, Windows NT, and Windows 3.1 as well as UNIX servers running HP/UX, Sun Solaris, or IBM AIX operating systems.

Cognos Query - Intuitive, Web-based Database Query and Navigation
-----------------------------------------------------------------

Cognos Query is a Web-based database query tool that enables Web-browser users to easily navigate database information. The software uses a Web link metaphor to allow the users to jump from query to query to see related information. Cognos Query runs both Netscape and Microsoft Web servers, and on Windows NT, and supports both Netscape and Microsoft Web browsers.


PowerPlay and Impromptu and Cognos Query have data administration components that allow IS professionals to set operating limits and establish parameters within which users may access and manipulate corporate data.

Cognos Visualizer
-----------------

Cognos Visualizer is software that uses graphical representations of data for easier and better understanding of the data. Its advanced graphical techniques, including maps, 3-D charts, and visual filtering systems enable users to see complex business relationships and interplay between factors that drive a company's business. The foremost application of Cognos Visualizer is for the construction of Balanced Scorecard systems that take advantage of the product's capabilities for displaying the status of multiple business measures in one presentation. The software has a Windows 95 or Windows NT based authoring and analysis component and a JAVA-based viewing and analysis component for use with popular Web browsers.

Scenario - Data Mining for Business Users
-----------------------------------------

Scenario is a PC-based software that helps knowledge workers better understand the factors driving their business, by uncovering the patterns and relationships that exist in business data, giving users the insight needed to make informed, timely, business decisions. Scenario identifies and ranks the factors that have a significant impact on key business measures. For each factor, Scenario can drill down to identify other factors that are further contributing to a result. Scenario supports Windows 95 and Windows NT and is integrated with Impromptu and PowerPlay.

CognoSuite(TM) - PowerPlay, Impromptu, and Scenario
---------------------------------------------------

Integration between the PC versions of PowerPlay, Impromptu, and Scenario allows users to drill-through from a level of summary data in PowerPlay and retrieve the detailed records using Impromptu, as well as enabling Impromptu and PowerPlay to perform additional exploration on a Scenario analysis. This functionality is available either as stand-alone products or packaged together in a suite.

4Thought
--------

4Thought(TM) is a PC-based data modeling and forecasting tool that utilizes advanced neural network technology to help analysts discover complex relationships and deliver reliable, accurate forecasts for all types of business data. 4Thought develops highly predictive business models using advanced curve fitting technologies and finds patterns and relationships in data. Users can conduct what-if analysis and forecasting that lets them accurately pinpoint how decisions will impact overall profitability and business performance. 4Thought is ideally suited for a number of highly leveraged business activities, such as: optimizing price, forecasting demand, measuring business unit performance, analyzing market conditions, quantifying advertising effectiveness, and even measuring return on investment (ROI). The product runs on Windows 95 and Windows NT.

Cognos Finance
--------------

Cognos Finance is a set of financial reporting, consolidation, budgeting and forecasting tools that gather business financial data from disparate sources, transform it into financial information and provide to end users the ability to create reports and analyze information. Cognos Finance is frequently used to support statutory and management historical financial reporting as well as managerial budgeting that is integrated with past financial performance. The system contains specialized features and functions for manipulating financial data including hierarchical aggregation, intercompany eliminations, allocations, and currency translation. The system allows integration of financial data with other types of data, providing users with insight into past and future business performance. Cognos Finance supports Windows 95, 98, 2000, and Windows NT 4.0.

Cognos NovaView
---------------

Cognos NovaView(TM) is OLAP client software that operates with Microsoft's OLAP Services server software. Cognos NovaView provides PC client access to Microsoft's server-based OLAP Services, an integrated utility packaged with the Microsoft SQL Server 7.0 database. Using Cognos NovaView, OLAP Services information can be analyzed by "slicing" data to see correlations, patterns and trends, or by "drilling down" to finer, underlying levels of detail and viewed and manipulated in graphical or crosstab format. NovaView provides rich PC client-side exposure of OLAP Services functionality, permitting sophisticated exception highlighting, filtering and calculations. NovaView is tightly integrated with the Microsoft SQL Server 7.0 OLAP Services and Microsoft Management Console technologies, and NovaView views can be published to Microsoft Excel. NovaView client operates with Windows 95, 98, and Windows NT operating systems, and NovaView Administrator operates with Windows NT.

DecisionStream
--------------

DecisionStream(TM) is a data extraction, transformation, and loading (ETL) product that is designed to extract transaction data and transform it to deliver dimensional data mart solutions. It is a scalable product with native support for all major relational database platforms and built-in framework for implementing data marts with shared dimensions. The design of DecisionStream transformation processes is done in graphical user interface environments that run on all Windows desktop platforms. The extract, transform, and load engine runs on HP-UX, Sun Solaris, IBM AIX, DEC Alpha and Windows NT.

Cognos e-Applications
---------------------

Cognos e-Applications automate the creation of a data mart with pre-defined mapping and use ERP data to populate pre-packaged reports. As an end-to-end solution, e-Applications reduce the time and effort required to create a data mart. Cognos e-Applications consist of a series of subject-oriented applications, built on best practices derived from customer experience, that are extendible, integrated and share common dimensions. The Corporation currently has Sales Analysis, Financial Analysis and Inventory Analysis Applications available. These applications contain ready-to-use reports that address the specific reporting, key performance indicators and analysis needs of the sales, finance and inventory management functions. All applications can be extended and customized to fit organizational requirements. Cognos e-Applications use ERP data that has been transformed and loaded into Cognos designed data marts. Cognos e-Applications support data marts using Oracle 7.3 or higher databases. Reports are subsequently accessed with PowerPlay Enterprise Server and Impromptu Web Reports using popular Web browsers.

Cognos Accelerator for SAP
--------------------------

Cognos Accelerator(TM) for SAP allows SAP users to migrate their SAP and non-SAP transactional data into relational databases from which multidimensional reporting environments are created which, in turn, are accessed, analyzed and reported on by end-users throughout the enterprise. As an IT administrators' tool, Cognos Accelerator for SAP extracts, transforms and loads data into an open data mart or warehouse where it can be optimized by Cognos business intelligence software, including PowerPlay, Impromptu and Scenario. Cognos Accelerator for SAP eliminates the need for costly and time-consuming extraction projects by generating ABAP code dynamically from a graphical interface. Cognos Accelerator for SAP runs on Windows NT with native support for Oracle 7.3, Oracle 8.0 and Microsoft SQL Server 6.5 databases, both as sources or targets. Other databases are supported via ODBC.


Application Development Tools

As indicated in Industry Background--Application Development Market, the Corporation believes that the market trend for application development tools is toward the (i) purchase of packaged applications rather than in-house developed systems or (ii) operation of applications on client/server, and Web-servers with Internet browser clients. The Corporation continues to update its application development products to reflect the changing needs of its customers (also see Research and Development).

PowerHouse - Server-Based Applications
--------------------------------------

PowerHouse(R) is a server-based application development toolset that allows developers to work in classic character-based development environments. PowerHouse is available on the leading midrange UNIX and proprietary operating system environments, including those running on selected computers distributed by Hewlett-Packard Company (Hewlett-Packard), Compaq Computer Corporation (Compaq), Data General Corporation (Data General), International Business Machines Corporation (IBM), Sun Microsystems, Inc. (Sun), as well as on personal computers running under SCO/UNIX. PowerHouse supports the leading proprietary file systems and relational database management systems, as well as the major third-party relational database systems for their respective UNIX-based platforms.

PowerHouse Web - Web based Applications
---------------------------------------

PowerHouse Web is an extension to existing PowerHouse 4GL technology, enabling deployment to the Web of business-critical applications built using PowerHouse 4GL. New features in PowerHouse 4GL enable developers to generate an HTML interface for a PowerHouse screen. The default HTML interface uses standard HTML
3.2 for compatibility with as many Web browsers as possible. The HTML interface can be enhanced by the developer. These applications can then be deployed across one or more PowerHouse 4GL server platforms (MPE/iX, OpenVMS, UNIX, and Windows
NT), with access to all of the legacy data stored on those machines and in any of the supported relational databases. PowerHouse Web includes a flexible request distribution and load balancing mechanism to eliminate or minimize potential single points of failure and to spread the workload across all available application server machines.

Axiant - Client/Server Applications
-----------------------------------

Axiant(R) 4GL was developed to address PowerHouse users' evolution toward client/server technology and more recently access to Web technology. Axiant is a Windows-based graphical 4GL development environment that enables migration of existing PowerHouse applications to new environments, such as, client/server and the Web. It also provides a development environment for building new applications for client/server or Web deployment environments.

Existing PowerHouse applications can be imported into Axiant 4GL, and then reengineered and redeployed to take full advantage of the Web and client/server development model. Axiant 4GL applications can be deployed under several client/server topologies, across several platforms and databases including UNIX, Windows NT, Open VMS, and MPE/iX.


Sales and Marketing

The market for the Corporation's products is international, encompassing North and South America, Europe, Africa, and Asia/Pacific. The Corporation utilizes an international, multi-tiered channel distribution system to reach customers cost effectively and to support these channels with an extensive organization of pre-sales technical specialists. The Corporation's executive and research and development functions are carried out at its corporate headquarters in Ottawa, Canada. Its worldwide sales and marketing organizations are managed from its Burlington, Massachusetts location.


Sales Channels

The Corporation supports its sales channels with lead generation and marketing programs, including direct mail, public relations, advertising, telemarketing, Web-based programs, promotional seminars, and participation in trade shows and user group meetings. The principal elements of the Corporation's distribution system are as follows:

Direct Sales
------------

The Corporation utilizes a direct sales force in all major markets as the primary channel for distribution. The Corporation believes its direct sales force increases its visibility and market penetration, ensures long-term customer contact, and facilitates sales of additional Cognos products. As of February 29, 2000, the Corporation employed approximately 238 sales representatives in 49 sales offices located in 18 countries.

Third Parties
-------------

The Corporation also sells and markets its products through third-party channels, which include resellers, certified resellers, application value-added resellers (AVARs), original equipment manufacturers (OEMs), system integrators, services partners, dealers, and distributors in selected regions to extend the Corporation's geographic coverage. The Corporation is not dependent upon any single distributor or any small group of distributors, the loss of which would have a material adverse affect on the Corporation.

Telesales
---------

The Corporation utilizes telesales representatives to sell products and services primarily to its installed base of customers.

Technological and Marketing Relationships

Cooperative marketing arrangements with hardware and other software vendors provide additional visibility of the Corporation in the market. These relationships permit the Corporation's sales representatives to work in close cooperation with sales representatives of these vendors, enabling prospective customers to evaluate software applications, services and, in certain instances, hardware together as a complete solution.

Business Intelligence Products
------------------------------

The Corporation's marketing relationships can be classified into four broad categories:

 .    Technology Partners - consists of industry-leading database, server, OLAP server, Internet, enterprise application, and connectivity technology companies.

 .    Solutions Partners - most Solutions Partners are also third-party resellers, such as certified resellers, OEMs, AVARs, and geographic distributors. Solutions Partners combine their applications and business expertise with the Corporation's products to come to market with a more customized solution.

 .    Services Partners - include "Big 5" accounting firms, large consulting firms, system integrators, Information Technology consulting organizations, and certified resellers. These companies implement business intelligence solutions.

 .    Specialty Partners - typically include third-party resellers and Services
     Partners that support the Corporation's implementation programs including the 24 Ways(TM) Program.

The Corporation offers the following partner programs to support the above categories: AllianceGroup, Enterprise Application Software Partners, Insight Program Partners, Solutions Partners, Services Partners, and 24 Ways Partners.

These technology and marketing relationships also provide an opportunity for the Corporation to jointly come to market with combinations of packaged solutions. The Corporation believes that solution-selling can shorten sales cycles and increase sales opportunities for the Corporation's sales channels. Some of these packaged solutions are data warehousing- and data mart- oriented. Some of the data warehousing solutions are supplied in conjunction with IBM, NCR Corporation
(NCR), and Sybase, Inc. (Sybase). A data mart solution example is the relationship with Microsoft Corporation (Microsoft).

In addition to solution packages marketed through relationships with partners, the Corporation's direct sales force leverages solution components generated by the Corporation. These solution components include the Corporation's HeadStart(TM) Solutions. The HeadStart Solutions provide predefined elements that accelerate implementation of the Corporation's products when used in conjunction with enterprise applications. Some of these HeadStart Solutions have been generated for use with applications from the following companies: SAP AG
(SAP), Oracle Corporation (Oracle), PeopleSoft, Inc. (PeopleSoft), BAAN Company N.V. (BAAN), System Software Associates, Inc. (SSA), and J.D. Edwards & Company (J.D. Edwards).

The Corporation also participates in cooperative technological and marketing programs of many hardware, software, and database vendors. Some of these programs or relationships include: Microsoft Data Warehousing Alliance (Microsoft), SAP Complementary Software Partner (SAP), Compaq Solutions Alliance (Compaq), Hewlett-Packard OpenWarehouse Alliance Partner (Hewlett-Packard), IBM Information Warehouse Alliance Partner (IBM), Informix Solution Alliance Partner (Informix), Sybase Open Solutions CODE Partner (Sybase), Oracle Partner Program (Oracle), Hyperion Essbase Ready Partner (Hyperion), and Scalable Data Warehouse Partner (NCR).

Application Development Tools
-----------------------------

The Corporation has formed technological or cooperative marketing relationships with Hewlett-Packard, Compaq, IBM, and Sun. These technological relationships typically involve the modification by the Corporation of one or more of its products to run on one of the vendor's platforms, in return for which the vendor may supply technical assistance, equipment, or other assistance. These technological relationships ensure a regular exchange of technical information, which enables the Corporation to provide enhancements to its products that are specific to each hardware vendor's environment on a timely basis. None of the Corporation's technological or cooperative marketing relationships with these hardware vendors is on an exclusive basis. Accordingly, each of the hardware vendors may sell products of its own or of a third-party which compete with one or more of the Corporation's products.


Support Services

The Corporation is committed to providing a high quality and a broad range of support services that will ensure ongoing customer satisfaction and influence customers' future purchasing decisions. These services include product support, and education, consulting, and other services.

Product support services primarily consist of product enhancements, documentation, and support for product and documentation problem resolution. Telephone support and customer self-service support through Web-based support offerings are available worldwide. These solutions provide supported customers with online answers to their product questions, 24 hours a day. A commitment by a customer to the Corporation's products typically requires specific training. The Corporation believes customer education helps maximize the productivity gains from the Corporation's products. The Corporation provides courses at Cognos education centers and customer sites and is developing e-training for its customers enabling users to be trained using the "virtual classroom" concept on the Web. The Corporation also provides a variety of product consulting services to its customers, such as performance and design reviews.


Customers

The Corporation's products are licensed for use by a wide range of organizations from small organizations with a few million dollars in annual revenue to major multinational companies. Many of the Corporation's customers have a variety of computing environments, often in different physical locations, with various Cognos products installed. This installed base of customers creates an opportunity for additional licenses of the Corporation's products and support services. This base also acts as a referral source for new customers.

No single customer accounted for 10% or more of the Corporation's revenue during any of the last three fiscal years. In addition, the Corporation is not dependent upon any single distributor or any small group of distributors, the loss of which would have a material adverse effect on the Corporation.

The Corporation has no material backlog of orders, as its customers generally require delivery on a current basis.

Research and Development

The Corporation's research and development efforts are aimed at enhancing and extending its existing product technologies, and at creating new products. The Corporation's research and development staff consisted of 642 full-time equivalent employees as of February 29, 2000. Research and development is primarily performed at the Corporation's corporate headquarters and leased facilities in Ottawa, Canada. The Corporation believes its talented and experienced research and development staff is a core strength of its business.

The Corporation incurred gross research and development costs of $54.2 million, $42.7 million, and $34.0 million in fiscal 2000, 1999, and 1998, respectively. Gross research and development costs have continued to increase, in dollar terms, over the last three fiscal years but have remained relatively constant as a percentage of total revenue./1/

As indicated in the preceding discussion on Industry Background--Business Intelligence Market, the Corporation believes there is a current market need for distributing corporate information to the end-user's desktop in an extended enterprise environment utilizing the Internet and corporate intranets and extranets. In earlier years the Corporation addressed this emerging market with the release of Web-based products: PowerPlay Web, Impromptu Web Reports, and Cognos Query (formerly Impromptu Web Query).

During fiscal 2000 the Corporation launched a single, integrated platform for Enterprise Business Intelligence. This platform, which includes DecisionStream, provides a single user interface or portal to support access to all Cognos business intelligence products in an extended enterprise environment. This platform provides a unified data infrastructure for data mart building; allows integrated metadata modeling and integrated security as well as common metadata managing. The platform framework supports users both internal and external to an organization to address the needs of the extended enterprise. During fiscal 2000 the Corporation released PowerPlay 6.6, which provides Web managed reporting and analysis functions for intranet, extranet and Internet access to OLAP data. Also, during fiscal 2000 the Corporation released Cognos Visualizer, a business management and measurement product that extends the capabilities of PowerPlay and Impromptu with advanced visual reporting and analysis. The Corporation also released new versions of Impromptu Web Reports, DataMerchant(TM), and Cognos Finance (formerly LEX2000).

To support the existing PowerHouse customer base, the Corporation has released versions of PowerHouse Web and Axiant 4GL over the past year. The Corporation believes that these products give its customers more deployment options and provide protection of their investment in its technologies.

During fiscal 2001 the Corporation will invest in research and development of business intelligence solutions, particularly those solutions that support the Corporation's strategy to meet the needs of the extended enterprise customers within the e-business economy. These investments will include the development of e-Application packages, which include pre-defined data marts, key reports and analysis solutions. The Corporation will continue the development of business-to-business solutions using BI to extend the enterprise to incorporate the supply chain and the relationship with an enterprise's customers.

__________________
/1/ See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Research and Development" of the Annual Report to Shareholders, filed as Item 14, Exhibit 13.3 of this Form 10-K.

PowerPlay, Impromptu, Scenario, Cognos Visualizer, PowerHouse, and Axiant 4GL were developed primarily using internal resources. In support of the development of its products, the Corporation has acquired or licensed specialized products and technologies from other software firms. The Corporation has engaged in further development to integrate these products into the Corporation's offerings. Most of the third-party licenses are non-exclusive and do not preclude the third parties from entering into similar agreements with competitors of the Corporation. During fiscal 1998 and fiscal 1999, the Corporation completed four acquisitions that resulted in new technology being added to its business intelligence offerings. The Corporation acquired Right Information Systems Limited (RIS) of London, England. RIS was the provider of 4Thought, business modeling and forecasting software. Cognos Query is the renamed, and highly revised product acquired as part of the acquisition of Interweave Software, Inc. (Interweave) of Santa Clara, California, U.S.A. The Corporation acquired substantially all of the assets of Relational Matters including DecisionStream software, which aggregates and integrates large volumes of transaction data with multidimensional data structures. The Corporation also acquired LEX2000 Inc., a developer of financial planning and reporting software, which has been renamed Cognos Finance.

Although the Corporation plans to introduce the above-mentioned enhancements and new products, there can be no assurance that the Corporation's efforts will result in the development of commercially available products in fiscal 2001 or that any such products, when developed, will be commercially successful.


Competition

The Corporation expects to continue to experience significant competition from a variety of sources with respect to its products. This includes competition from: other independent software vendors, like Cognos, which operate independently of hardware vendors, but who may have marketing or technology agreements with these vendors; database vendors, who offer application development, query, and reporting products for their own databases; large diversified vendors which offer products in numerous market segments; and other companies that may in the future announce offerings of business intelligence products. Some of the key factors which affect the Corporation's competitive position include: distribution, product performance, ease of use, price, support, training, and vendor stability and experience. There can be no assurance that the Corporation's current products, products under development, or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

Business Intelligence Products

The market for Business Intelligence products is highly competitive and rapidly changing. The Corporation competes directly and indirectly against various products, depending on user needs and computing environments. The two broad competitive categories are query and reporting for detail-oriented information stored in relational databases and OLAP for summarized reporting against aggregated data stored in an OLAP cube. Query and reporting vendors include BusinessObjects and WebIntelligence software (Business Objects S.A.), Brio One (Brio Technology, Inc.), Seagate Info (Seagate Software, Inc.) and Hummingbird BI Suite (Hummingbird Communications Ltd.). OLAP vendors include Hyperion Essbase (Hyperion Solutions Corporation), Express (Oracle Corporation), and MicroStrategy (MicroStrategy Inc.), Crystal Info (Seagate Software, Inc.), and GQL and PaBLO (Hummingbird Communications Ltd.). The Corporation's products are also complementary to many of the above, and thus the Corporation has cooperative marketing relationships with some of these vendors, including Oracle Corporation and Hyperion Solutions Corporation (see Sales and Marketing-- Technological and Marketing Relationships). The Corporation expects its current competitors and potentially new competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics.

Application Development Tools

In the application development tools market, the Corporation competes with other software companies offering alternative application development tools. Competition comes from companies such as Progress Software Corporation (Progress
4GL); Forte Software, Inc. which is focused on high-end, large-scale deployment solutions; and Borland International, Inc. (Delphi) and Microsoft which offer PC-centric, workgroup-based solutions. The Corporation also competes with relational database vendors offering tools in conjunction with their database systems, including Oracle and Sybase.


Employees

As of February 29, 2000, the Corporation had 2,154 full-time permanent employees. The Corporation believes that its future success will depend, in part, on its ability to continue to identify, hire, motivate, and retain skilled and experienced personnel. In the software industry, there is a high demand for such employees. Historically, the Corporation has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business. However, there can be no assurance that it will be able to do so in the future. The Corporation's employees are not represented by a labor union.


Copyright, Trademarks, Patents, and Licenses

In accordance with industry practice, the Corporation relies upon a combination of contract provisions and copyright, trademark, and trade secret laws to protect its proprietary rights in its products. The Corporation licenses the use of its products to its customers rather than transferring title to them. These licenses contain terms and conditions prohibiting the unauthorized reproduction, disclosure, or transfer of the Corporation's products. In addition, the Corporation attempts to protect its trade secrets and other proprietary information through agreements with customers, suppliers, employees, and consultants. Although the Corporation intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

The source code versions of the Corporation's products are protected as trade secrets and, in all major markets, as unpublished copyright works. However, effective copyright protection may not be available in some countries in which the Corporation licenses or markets its products. The Corporation recognizes that patent law may offer effective protection for its current and future products, and has embarked on a program to identify and seek patent protection for appropriate elements of its products. There can be no assurance that any patentable elements will be identified or, if identified, that patent protection will be obtained. The Corporation has also obtained or applied for trademark registration of most of its product names, as well as the name Cognos, in all of its major markets. While the duration of trademark and copyright protections varies from country to country, the Corporation believes that the duration of this protection will be adequate to protect its products during the periods of their economic value.

However, the Corporation believes that, due to the rapid pace of innovation within its industry, technological and creative skills of its personnel are even more important to establishing and maintaining a technology and product leadership position within the industry than are the various legal protections of its technology.

ITEM 2.   PROPERTIES

Cognos owns the building located at 3755 Riverside Drive, Ottawa, Canada, the Corporation's corporate headquarters. The building has approximately 82,000 square feet and is located on approximately two acres of land. The property is subject to a mortgage with a principal amount outstanding, as of February 29, 2000, of $2,142,000. Cognos owns approximately 2.5 acres of adjacent land. During fiscal 2000 the Corporation announced plans for, and began the construction of a second building on this land. The new building, which will provide office space of approximately 180,000 square feet, is expected to be substantially complete before the end of fiscal 2001.

The Corporation also conducts its operations from leased facilities totaling approximately 187,000 square feet in Canada, 162,000 square feet in the United States, 119,000 square feet in Europe, and 23,000 square feet in Asia/Pacific.


ITEM 3.   LEGAL PROCEEDINGS

On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that the Corporation's Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against the Corporation and unspecified damages. The Corporation believes the complaint is without merit and intends to vigorously contest it. As this action is at a very preliminary stage, the Corporation cannot estimate the financial impact, if any, at this time.

In addition, the Corporation and its subsidiaries may, from time to time be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


Executive Officers of the Registrant

The following table sets out as of May 5, 2000, the name; age; position with the Corporation; and the principal occupation, business or employment during the last five years of each executive officer of the Corporation.

          NAME                AGE                                      POSITION
------------------------    -------           ------------------------------------------------------------
Renato (Ron) Zambonini         53                President and Chief Executive Officer, and Director

Robert G. Ashe                 41                Senior Vice President, Worldwide Customer Services

Robert A. Engels               44                Senior Vice President, European Operations

Terry Hall                     51                Senior Vice President, Operations and Chief Operating
                                                   Officer

Joanne Masingill               53                Senior Vice President, Marketing

Robert Minns                   54                Senior Vice President, New Products

Donnie M. Moore                51                Senior Vice President, Finance & Administration and
                                                   Chief Financial Officer

Alan Rottenberg                50                Senior Vice President, e-Business Intelligence
                                                   Applications Unit


Mr. Zambonini was appointed Chief Executive Officer of the Corporation in September 1995. Mr. Zambonini has also served as President since January 1993 and was elected to the Board of Directors in June 1994. Mr. Zambonini previously served as Chief Operating Officer of the Corporation from January 1993 to September 1995. Mr. Zambonini joined the Corporation in September 1989.

Mr. Ashe was appointed Senior Vice President, Worldwide Customer Services in July 1999. He served as Senior Vice President, Products from May 1997 to July 1999; as Senior Vice President, Application Development Tools from April 1996 to May 1997; as Vice President, Application Development Tools from April 1994 to April 1996. Mr. Ashe joined the Corporation in September 1984.

Mr. Engels was appointed Senior Vice President, European Operations in March 1996. Previously, he served as Vice President, European Operations from March 1993 to February 1996. Mr. Engels joined the Corporation in February 1986.

Mr. Hall was appointed Senior Vice President Operations and Chief Operating Officer in July 1999. He served as Senior Vice President, Worldwide Sales from March 1993 to July 1999. Mr. Hall joined the Corporation in September 1983.

Ms. Masingill was appointed Senior Vice President, Marketing in January 2000. Prior to joining the Corporation she served as Vice President, Worldwide Marketing and Business Strategy for the CLARiiON Storage Division of Data General from December 1998 to January 2000 (CLARiiON was acquired by EMC in October 1999); as Vice President, Channel Sales and Marketing for Compaq/Networks Access Communications Group from December 1997 to October 1998; as Vice President and General Manager, Software Business Unit, and Vice President, Corporate Strategy and Marketing, Remote Access and Central Site Communications for Microcom from July 1995 to December 1997 (Microcom was acquired by Compaq in July 1997); and as Northeast Vice President, Sales and Marketing for The Registry, Inc. from June 1994 to May 1995.

Mr. Minns was appointed Senior Vice President, New Products in March 1998. He served as Vice President, New Products from May 1997 to March 1998; and as Vice President, Technology from 1986 to May 1997. Mr. Minns joined the Corporation in March 1973.

Mr. Moore has been Senior Vice President, Finance and Administration of the Corporation since August 1989. Mr. Moore has also served as Chief Financial Officer since he joined the Corporation in December 1986.

Mr. Rottenberg was appointed Senior Vice President, e-Business Intelligence Applications Unit in January 2000. He served as Senior Vice President, Marketing and Business Strategy from May 1997 to January 2000; and as Senior Vice President, Business Intelligence Tools from June 1994 to May 1997. Mr. Rottenberg joined the Corporation in June 1989.


Officers are appointed annually by, and serve at the discretion of, the Board of Directors.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

For information relating to the market for the Corporation's common shares and related shareholder matters, reference is made to page 67 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as Item 14, Exhibit 13.1.

On December 3, 1998, the Corporation acquired substantially all the assets of Relational Matters including DecisionStream software. DecisionStream aggregates and integrates large volumes of transaction data with multidimensional data structures. Relational Matters will receive approximately $7,550,000 over three years and 250,980 shares of the Corporation's common stock valued at $1,823,000 over the same time period. The shares, all of which were issued, are being held in escrow by the Corporation and will be released on the second (40%) and third (60%) anniversaries of the closing of the transaction. The shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

On February 24, 1999, the Corporation acquired LEX2000 Inc., a developer of financial data mart and reporting software, for a combination of cash and the Corporation's common stock. The shareholders of LEX2000 Inc. will receive approximately $7,444,000 over three years and 252,118 shares of the Corporation's common stock valued at $1,940,000 over the same time period. Approximately 14,200 shares were delivered at closing; the remainder, all of which were issued, are being held in escrow by the Corporation and will be released equally on the second (50%) and third (50%) anniversaries of the closing of the transaction. The shares were issued in a private placement pursuant to Regulation D, promulgated under the Securities Act of 1933.


ITEM 6.   SELECTED FINANCIAL DATA

For information relating to Selected Financial Data, reference is made to page 63 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as Item 14, Exhibit 13.2.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

For Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to pages 24 to 41 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as
Item 14, Exhibit 13.3.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, reference is made to page 36 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as Item 14, Exhibit 13.4.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information relating to the Corporation's consolidated supplementary data and consolidated financial statements, reference is made to pages 41 to 62 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as Item 14, Exhibit 13.5.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1. (a)  Identification of Directors

The following table sets out the name and age of each person nominated for election as a director at the Annual Meeting of Shareholders ("Meeting") to be held on June 21, 2000; the period of service as a director; the principal occupation, business or employment of the nominee during the last five years; all other positions with the Corporation (or its significant subsidiaries) now held by the nominee, if any; and the name of any publicly-traded corporation of which the nominee is a director.


Name and Age                  Director Since       Principal Occupation During Past Five Years
John E. Caldwell (50) +(S)         2000            Private Investor since October 1999. President
                                                   and Chief Executive Officer, CAE Inc., a provider
                                                   of civil and military flight simulation and
                                                   control systems and other advanced technologies
                                                   for the aerospace, defense and forestry sectors,
                                                   from June 1993 to October 1999. Director of
                                                   Stelco Inc.

Douglas C. Cameron (61) *+         1983            Investment Advisor, RBC Dominion Securities
                                                   Inc., an investment dealer, since October 1993.
                                                   President, Noranda Enterprise Limited from May
                                                   1983 to March 1993.

Pierre Y. Ducros (61) ++           1986            Private Investor since June 1996. Chairman and
                                                   Chief Executive Officer, DMR Group Inc. from
                                                   February 1973 until June 1996. Director of
                                                   Alliance Atlantis Communication Inc., BAE Systems
                                                   Canada Inc., BCE Emergis, National Bank
                                                   Financial, NovAtel Inc. and The Manufacturers
                                                   Life Insurance Company.

Douglas J. Erwin (47) ++           1998            President and Chief Executive Officer, PentaSafe,
                                                   Inc., an auditing and security software company,
                                                   since April 1998. Chief Operating Officer BMC
                                                   Software, Inc. from April 1994 to October 1997.

Robert W. Korthals (66) ++         1997            Chairman, Ontario Teachers Pension Plan Board
                                                   since January 2000 and Chairman, Co-Steel Inc., a
                                                   minimill steel producer, since June 1997.
                                                   Chairman, North American Life Assurance Company
                                                   from April 1995 to December 1995. Director of
                                                   Global Telecom Split Shares Corp., Jannock
                                                   Properties Limited, MCM Split Shares Corp.,
                                                   Premium Income Corporation, Rogers Communications
                                                   Inc., and Suncor Energy Inc.

Name and Age                    Director Since          Principal Occupation During Past Five Years
Candy M. Obourn (50) +(S)            1999               President, Document Imaging and Senior Vice
                                                        President Eastman Kodak Company, a photographic
                                                        products and imaging company, since April 1998.
                                                        President, Document Imaging and Vice President
                                                        from October 1993 to March 1998.

James M. Tory, Q.C. (70) *+          1982               Chairman of the Board of Directors. Chair
                                                        Emeritus and Counsel, Torys, Barristers &
                                                        Solicitors. Director of Inmet Mining Corporation,
                                                        and Goldlist Properties Inc.

Renato (Ron) Zambonini (53)          1994               President since January 1993 and Chief Executive
                                                        Officer since September 1995.

*    Member of the Corporate Governance Committee.

+    Member of the Audit Committee.

++   Member of the Human Resources & Compensation Committee.

(S) Candy M. Obourn and John E. Caldwell were appointed directors on December 21, 1999 and March 14, 2000, respectively, pursuant to the powers granted to the Board in the Articles of the Corporation.


     (b)  Identification of Executive Officers

Information regarding executive officers of the Company is set forth under Part I of this Form 10-K.


2.   Compliance with Section 16(a) of the Exchange Act

As a foreign private issuer, the Corporation is not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

On April 6, 2000, subsequent to the year-end, the Board of Directors of the Corporation authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000 to shareholders of record at the close of business on April 20, 2000. Share and per-share amounts have been adjusted retroactively for this split.

The following Summary Compensation Table sets out the compensation received for each of the last three fiscal years for Mr. Zambonini, the Chief Executive Officer of the Corporation, and those persons who were, at February 29, 2000, the other four most highly compensated executive officers of the Corporation.

Summary Compensation Table
(All dollar amounts are in U.S. dollars)

------------------------------------------------------------------------------------------------------------------------
                                                                                      Long-term
                                                                                    Compensation
                                                    Annual Compensation               Awards (3)
 ---------------------------------------------------------------------------------------------------
                                                                         Other        Securities
Name and Principal            Fiscal                                    Annual        Underlying        All Other
 Position                      Year       Salary (1)  Bonus (2)  Compensation   Options/SARs (#)  Compensation (4)
 -----------------------------------------------------------------------------------------------------------------------
Renato Zambonini (5)             2000       $254,585      $375,938             ---       150,000           $ 4,583
President and Chief              1999       $230,049      $391,083             ---             0               ---
 Executive Officer               1998       $228,775      $200,902             ---             0               ---

Terry Hall                       2000       $281,250      $518,036             ---       200,000           $ 1,708
Senior Vice President,           1999       $235,000      $440,740             ---             0           $   531
 Operations and Chief            1998       $220,000      $287,194             ---             0           $ 2,791
 Operating Officer

Robert A. Engels (6)             2000       $244,826      $199,907             ---        30,000           $ 8,737
Senior Vice President,           1999       $233,773      $202,750             ---             0           $11,118
 European Operations             1998       $208,822      $ 95,719             ---             0           $11,013

Alan Rottenberg (5)              2000       $159,540      $156,078             ---       100,000           $ 3,708
Senior Vice President,           1999       $146,698      $204,044             ---             0           $ 3,684
 e-Business Intelligence         1998       $142,539      $103,127             ---        40,000           $ 3,782
 Applications Unit

Donnie M. Moore (5)(7)           2000       $152,751      $157,721             ---       100,000           $ 3,793
Senior Vice President,           1999       $150,032      $170,036             ---             0           $ 3,684
 Finance & Administration        1998       $151,804      $ 83,095         $32,580             0           $ 3,849
 and Chief Financial Officer
------------------------------------------------------------------------------------------------------------------------

(1) Salary is base salary earned for the current year.

(2) Bonuses for each year include amounts earned for that year, even if paid in the subsequent year, and exclude bonuses paid during that year but earned for a prior year.

(3) As of the Record Date, the Corporation has not granted restricted shares, or stock appreciation rights ("SARs"), as compensation.

(4) The amounts in this column pertain to the Corporation's annual contribution to each individual's savings plan. The Corporation contributes to a Retirement Savings Plan on behalf of Messrs. Zambonini, Rottenberg and Moore. Cognos Limited (U.K.) contributes to the Cognos Limited Executive Retirement Scheme for Mr. Engels, and Cognos Corporation (U.S.A.) contributes to a 401(k) savings plan for Mr. Hall.

(5) These individuals are employed in Canada and paid in Canadian dollars. The amounts shown in the above table are expressed in U.S. dollars using the following weighted annual exchange rate for the Corporation's fiscal years ending on the last day of February:

             2000 -- C$1.00              =      US$0.6789
             1999 -- C$1.00              =      US$0.6668
             1998 -- C$1.00              =      US$0.7128


(6) Mr. Engels is employed in Europe and paid in pounds sterling. The amounts shown in the above table are expressed in U.S. dollars using the following weighted annual exchange rate for the Corporation's fiscal years ending on the last day of February:

             2000 -- UK(Pounds)1.00      =      US$1.6107
             1999 -- UK(Pounds)1.00      =      US$1.6527
             1998 -- UK(Pounds)1.00      =      US$1.6443

(7) In fiscal 2000 and fiscal 1999 the entire bonus amount was contributed on behalf of Mr. Moore to a retirement arrangement; for fiscal 1998 the bonus amount includes $61,144 which was contributed to a retirement arrangement. The fiscal 1998 amount of $32,580 represents a non-recurring payment for settlement of expatriate tax differences with the Canada Customs and Revenue Agency (formerly Revenue Canada) for tax years 1990-1993.


Option/SAR Grants in Last Fiscal Year

The following table provides information with respect to stock option grants by the Corporation to the named executive officers for the fiscal year ended February 29, 2000.

-----------------------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
                      --------------------------------------------------------------------
                          Number of         % of Total                                      Potential Realizable Value at
                          Securities          Options                                          Assumed Annual Rates of
                          Underlying        Granted to       Exercise       Expiration      Stock Price Appreciation for
                           Options         Employees in      Price per         Date              Option Term (3)
Name                                                                                      -----------------------------------
                          Granted (1)      Fiscal Year      Share (2)     (mm/dd/yy)         5%                10%
                      -------------------------------------------------------------------------------------------------------

---------------------
Renato Zambonini        150,000              5.4%        $10.82        4/12/2007         $774,584          $1,855,247
---------------------------------------------------------------------------------------------------------------------
Terry Hall (4)          100,000              3.6%        $10.82        4/12/2007         $516,389          $1,236,831

                        100,000              3.6%        $17.43       11/13/2007         $832,133          $1,993,087
---------------------------------------------------------------------------------------------------------------------
Robert A. Engels         30,000              1.1%        $10.82        4/12/2007         $154,917          $  371,049
---------------------------------------------------------------------------------------------------------------------
Alan Rottenberg         100,000              3.6%        $10.82        4/12/2007         $516,389          $1,236,831
---------------------------------------------------------------------------------------------------------------------
Donnie M. Moore         100,000              3.6%        $10.82        4/12/2007         $516,389          $1,236,831
---------------------------------------------------------------------------------------------------------------------

(1) Option awards are typically made following the release of the Corporation's year-end results. During the course of the year other awards may be granted in special circumstances. In all cases, option awards are approved by the Human Resources & Compensation Committee, the administrator of the Corporation's Stock Option Plans.

(2) Exercise price is equivalent to the market value, on The Toronto Stock Exchange, of securities underlying options on the day preceding the date of grant.

(3) These amounts represent the gain that may be realized upon exercise of the options immediately prior to the expiration of their term (net of the option exercise price but before taxes associated with the exercise) assuming the specified compound rates of appreciation (5% and 10%) of the Corporation's shares over the term of the options. These amounts are calculated based on rules promulgated by the United States Securities and Exchange Commission and do not reflect the Corporation's estimate of future stock price increases. Actual gains, if any, on any stock option exercises and resultant shareholdings are dependent on the timing of each exercise and the future share performance. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(4) All named executive officers are participants in the executive option award described in Long-Term Incentives. The circumstances giving rise to the second award granted to Mr. Hall are described within this section.


Aggregated Option Exercises and Fiscal Year-End Option Values
(All dollar amounts are in U.S. dollars)

The following table provides information on stock option exercises in the fiscal year ended February 29, 2000, by the named executive officers and the number and value of such officers' outstanding options as at February 29, 2000. Dollar values indicated represent the net of market value less exercise price.

----------------------------------------------------------------------------------------------------------------
                                                      Number of Securities          Value of Unexercised In-
                        Shares        Aggregate      Underlying Unexercised           The-Money Options at
                     Acquired on        Value      Options at Fiscal Year-End           Fiscal Year-End
                                                 ---------------------------------------------------------------
Name                 Exercise (#)     Realized     Exercisable   Unexercisable     Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------
Renato Zambonini       300,000       $6,013,479            0        390,000                 -       $9,132,550

Terry Hall              99,996       $  953,676            0        400,004                 -       $8,641,229

Robert A. Engels        45,004       $  688,182       24,998        130,002          $650,073       $3,072,088

Donnie M. Moore        116,000       $2,003,724        3,000        300,000          $ 78,015       $7,046,466

Alan Rottenberg        113,328       $1,986,089            0        326,672                 -       $7,634,037
----------------------------------------------------------------------------------------------------------------

Employment Agreements

The employment agreements of each of Messrs. Zambonini, Hall and Moore provide, among other things, that if their employment is terminated without cause, the Corporation will pay severance in an amount equal to one year's salary at the time of termination. If either of Mr. Zambonini or Mr. Hall is subsequently employed by another party for any portion of the year following termination, the severance payment will be reduced on a pro-rata basis for that portion.

The employment agreements of each of Messrs. Zambonini, Hall and Moore have been amended in the manner described in the discussion of the Senior Executive Option Award in Long-Term Incentives.

Long-Term Incentives

Long-term incentives are provided through stock options awarded under the 1997-2002 Stock Option Plan ("1997 Option Plan"), which was adopted by the Board on April 9, 1997 and approved by shareholders on June 25, 1997. Directors, officers, employees and consultants of the Corporation are eligible to participate in the 1997 Option Plan. Through the award of stock options, the Corporation seeks to attract, reward and retain employees by providing them with a means of sharing in the financial success created by their combined efforts. In particular, the award of stock options to executive officers seeks to provide them with an incentive to enhance shareholder value. Options are granted on the basis of an individual's level of responsibility and potential to contribute to the Corporation's future success.

Options to employees are awarded at the discretion of management and typically vest equally on each of the successive four anniversaries of the date of grant and expire on the eighth anniversary of the date of grant. All options are priced at the market price of the Corporation's shares on The Toronto Stock Exchange on the trading day preceding the date of grant.

On April 15, 1996, the Committee awarded certain key officers of the Corporation and its subsidiaries, including all of its executive officers, options under the predecessor of the 1997 Option Plan, the 1993-1998 Stock Option Plan ("1993 Option Plan"), subject to terms that the Committee viewed as further aligning key officers' interests with those of shareholders and encouraging the enhancement of shareholder value ("Senior Executive Option Award"). These options vest equally on the third, fourth, and fifth anniversaries of the date of grant and expire on the eighth anniversary of that date. At the time of granting of the Senior Executive Option Award, its terms provided that the net proceeds (after tax) of any exercise of these options occurring on or before the seventh anniversary of the date of grant would be used to purchase common shares of the Corporation in the name of the executive at prevailing market prices. The shares purchased would be held in trust by the Corporation and released to the executive in equal portions on the first and second anniversaries of purchase ("Trust Shares"). This Trust Shares procedure was reviewed by the Committee during the recent fiscal year and it concluded that it was unduly complex. On May 19, 1999 this requirement was ended and replaced by share ownership guidelines for executives, which in the view of the Committee achieved the same end.

Absent special circumstances, participants in the Senior Executive Option Award were not eligible to receive additional annual option awards until March 1, 1999. However, on April 23, 1997, Mr. Rottenberg was awarded an option to acquire 40,000 shares under the 1993 Option Plan upon his appointment as Senior Vice President, Marketing and Business Strategy. The importance of his appointment to the implementation of the Corporation's strategic initiatives to focus and upgrade the Corporation's marketing and business development activities were deemed by the Committee to be special circumstances justifying the award. The option vests equally on the second, third, and fourth anniversaries of the date of grant and expires on the seventh anniversary of that date.

Mr. Robert Minns, Senior Vice President, New Products, became an executive officer during the fiscal year ended February 28, 1998, and did not participate in the Senior Executive Option Award. On April 14, 1998, Mr. Minns was awarded an option to acquire 30,000 shares under the 1997 Option Plan. The option vests equally on the second, third, and fourth anniversaries of the date of grant and expires on the eighth anniversary of that date.

On April 12, 1999, the Committee awarded option grants to certain key employees of the Corporation and its subsidiaries, including all of the named executive officers as set out in "Option/SAR Grants in Last Fiscal Year". In recognition of his appointment as Senior Vice President, Operations and Chief Operating Officer, Mr. Hall was awarded an option to acquire an additional 100,000 shares under the 1997 Option Plan on November 13, 1999. The Committee based this award on Mr. Hall's importance in implementing the Corporation's aggressive growth strategy. The option vests equally on the second, third, and fourth anniversaries of the date of grant and expires on the eighth anniversary of that date.

As of the Record Date, options to purchase 6,711,559 shares under the 1997 Option Plan, and predecessor plans, were outstanding at a weighted average exercise price of $11.39.

Share Ownership

To promote better alignment of management and shareholder interests, in May 1999 the Corporation adopted share ownership guidelines for the Chief Executive Officer, Senior Vice Presidents and Vice Presidents of the Corporation ("Executives"). Executives are expected to accumulate and hold shares having a market value at least equal to a multiple of their annual base salary. That multiple increases with the level of responsibility of the executive. Executives have three years from the time they become subject to the guidelines to achieve the designated level of stock ownership. Compliance with the guidelines, while voluntary, is strongly recommended. Failure to comply could result in the reduction or suspension from participation in the Corporation's incentive programs.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets out information, as at May 5, 2000, with respect to (a) all shareholders known by the Corporation to be beneficial owners of more than 5% of its outstanding shares, and (b) share ownership, including the right to acquire shares by exercise of stock options on or before July 4, 2000, by each nominee for director, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.

Name                                               Shares Beneficially Owned      Percentage/(1)/
-------------------------------------------------------------------------------------------------
Michael U. Potter (2)                                      11,668,468                  13.2%
 Sixty-Two John Street,
 Ottawa, Ontario, Canada, K1M 1M3

Private Capital Management, Inc.                            9,280,196                  10.5%
 3003 Tamiami Trail North,
 Naples, FLA, U.S.A. 34103

Wellington Management Company, LLC (3)                      6,687,574                   7.6%
 75 State Street,
 Boston, MA, U.S.A. 02109

John E. Caldwell (4)                                           20,800                    *

Douglas C. Cameron (5)                                         31,000                    *

Pierre Y. Ducros (6)                                           39,000                    *

Douglas J. Erwin (7)                                           24,000                    *

Robert W. Korthals (8)                                         27,000                    *

Candy M. Obourn (9)                                            20,000                    *

James M. Tory (10)                                            108,000                    *

Renato Zambonini (11)                                         414,572                    *

Terry Hall (12)                                               235,570                    *

Robert A. Engels (13)                                          32,552                    *

Alan Rottenberg (14)                                          157,062                    *

Donnie M. Moore (15)                                          106,984                    *

Directors and Executive Officers as a group                 1,576,989                   1.8%
(15 persons)(1) (16)
-------------------------------------------------------------------------------------------------

*  Indicates less than 1%

(1) Percentage ownership is calculated using as the denominator total shares outstanding as of the Record Date plus the number of shares which the person, entity, or group indicated has a right to purchase pursuant to options currently exercisable or exercisable within 60 days, or on or before July 4, 2000. Reference to shares that the persons named below have right to acquire through options includes options currently exercisable or exercisable on or before July 4, 2000.

(2) Mr. Potter beneficially owns or controls 11,659,468 shares and has the right to acquire 9,000 shares through options.

(3) Wellington Management Company, LLC is an investment advisor holding the shares on behalf of investment advisory clients and disclaims any pecuniary interest in such shares.

(4)  Mr. Caldwell has the right to acquire 20,000 shares through options.

(5)  Mr. Cameron has the right to acquire 19,000 shares through options.

(6)  Mr. Ducros has the right to acquire 19,000 shares through options.

(7)  Mr. Erwin has the right to acquire 24,000 shares through options.

(8)  Mr. Korthals has the right to acquire 25,000 shares through options.

(9)  Ms. Obourn has the right to acquire 20,000 shares through options.

(10) Mr. Tory has the right to acquire 19,000 shares through options.

(11) Mr. Zambonini has the right to acquire 157,500 shares through options.

(12) Mr. Hall has the right to acquire nil shares through options.

(13) Mr. Engels has the right to acquire 32,496 shares through options.

(14) Mr. Rottenberg has the right to acquire 138,328 shares through options.

(15) Mr. Moore has the right to acquire 93,000 shares through options.

(16) The group is comprised of the individuals named in the Summary Compensation Table on page 21, the remaining executive officers of the Corporation, and those persons who were directors of the Corporation on the Record Date. The amount shown includes 843,441 shares which the directors and executive officers as a group have the right to acquire by exercise of stock options granted under the Corporation's stock option plans through July 4, 2000.

Statements contained in the table as to securities beneficially owned or controlled by directors, officers, and 5% beneficial owners are, in each instance, based upon information obtained from such directors, officers, and beneficial owners.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Cameron is an Investment Advisor with RBC Dominion Securities, a subsidiary of the Royal Bank of Canada, the Corporation's principal banker. From time to time, Mr. Cameron has acted on behalf of various executives and other employees of the Corporation in his capacity as an Investment Advisor. The Board has been apprised by Mr. Cameron of these relationships and is of the view that neither their nature nor the amounts involved are significant. While the law firm of Torys, of which Mr. Tory is Chair Emeritus and Counsel, provides legal services to the Corporation, neither the amount nor dollar value of these services is significant when compared to the overall amount or dollar value of legal services obtained by the Corporation. The Board does not consider that the amount paid to Mr. Tory in respect of additional duties carried out as Chairman of the Board impairs his status as an unrelated director as that amount is payable in respect of his increased responsibilities in his function as Chairman of the Board.

Directors are compensated for duties outside those normally undertaken by directors at the rate of C$2,000 per day. Employees of the Corporation serving on the Board do not receive directors' compensation.

It is the Corporation's policy that all transactions with related parties must be approved by a majority of the independent and disinterested directors considering a particular transaction and that a transaction be subject to terms no less favorable to the Corporation than can be obtained at arm's length.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

The following documents are filed as part of this Report:

(a) 1. Consolidated Financial Statements-The following Consolidated Financial Statements of the Corporation and its subsidiaries, and the Auditors' Report related thereto, are included in the Corporation's 2000 Annual Report to Shareholders and are incorporated by reference into Items hereto, and filed as Exhibit 13.5 herewith:

            Report of Management
            Auditors' Report
            Consolidated Statements of Income
            Consolidated Balance Sheets
            Consolidated Statements of Stockholders' Equity
            Consolidated Statements of Cash Flows
            Notes to the Consolidated Financial Statements

(a) 2. Financial Statement Schedules-The Schedules supporting the Consolidated Financial Statements which are filed as part of this report are as follows:

            Schedule II  Valuation and qualifying accounts

            Note: Schedules other than those listed are omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a) 3. Exhibits

         EXHIBIT
         NUMBER    DESCRIPTION
        3.0        Articles of Incorporation and Bylaws
             3.1   --Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form
                     10-K filed for the year ended February 28, 1997)
             3.2   --By-laws of the Corporation (filed as Exhibit 3.2 to Form
                     10-K filed for the year ended February 28, 1997)

        4.0        Instruments defining the rights of security holders, including indentures
             4.1   --Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to
                     Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)
             4.2   --Description of Common Shares contained in the Articles of Incorporation and amendments thereto, (filed as Exhibit 3.1 to Amendment No. 2 to
                     Registration Statement No. 33-14245 on Form S-1, filed on July 1, 1987)

                                                                   continued....

  EXHIBIT
  NUMBER      DESCRIPTION  (continued)
  10.0        Material Contracts
       10.1   --Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16,
                1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form
                S-1, filed on May 13, 1987)
       10.2   --1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended
                (filed as Exhibit 10.2 on Form 10-K, filed for year ended February 28, 1989)
       10.3   --Form of Incentive Stock Option Agreement under 1988-1993 Stock Option
                Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration
                Statement No. 33-39892 on Form S-2 filed on April 9, 1991)
       10.4   --Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option
                Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration
                Statement No. 33-39892 on Form S-2 filed on April 9, 1991)
       10.5   --Letter Agreement between the Company and The Royal Bank of Canada, dated
                July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)
       10.6   --1993-1998 Employee Stock Purchase Plan
       10.7   --1993-1998 Stock Option Plan (Incentive and Non-Qualified)
       10.8   --Form of Incentive Stock Option Agreement under 1993-1998 Stock Option
                Plan (Incentive and Non-Qualified)
       10.9   --Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option
                Plan (Incentive and Non-Qualified)
      10.10   --Amended and Restated 1988-1993 Stock Option Plan (Incentive and
                Non-Qualified) (filed as Exhibit 10.12 of Form 10-Q filed for the quarter ended August 31, 1996)
      10.11   --Amended and Restated 1993-1998 Stock Option Plan (Incentive and
                Non-Qualified) (filed as Exhibit 10.13 of Form 10-Q filed for the quarter ended August 31, 1996)
      10.12   --1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as
                Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8, filed on
                March 31, 1998)
      10.13   --Form of Incentive Stock Option Agreement under 1997-2002 Stock Option
                Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration
                Statement No. 333-8552 on Form S-8, filed on March 31, 1998)
      10.14   --Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option
                Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration
                Statement No. 333-8552 on Form S-8, filed on March 31, 1998)
      10.15   --Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as
                Exhibit 10.17 of Form 10-K filed for the year ended February 28, 1998)
      10.16   --Amended and Restated Cognos Employee Stock Purchase Plan (filed as
                Exhibit 10.16 of Form 10-Q filed for the quarter ended August 31, 1999)

                                                                   continued....


        EXHIBIT
        NUMBER             DESCRIPTION  (continued)

      11.0               Statements regarding Computation of Earnings Per Share
                11.1     --Computation of Earnings Per Share in accordance with Canadian Generally
                         Accepted Accounting Principles
                11.2     --Computation of Earnings Per Share in accordance with United States Generally
                         Accepted Accounting Principles
      13.0               Selected Portions of the Annual Report to Shareholders for the fiscal year ended
                           February 29, 2000
                13.1     Market for the Corporation's common shares and related shareholder matters incorporated by reference to page 67 of the 2000 Annual Report to Shareholders.
                13.2     Selected Financial Data, incorporated by reference to page 63 of the 2000 Annual
                           Report to Shareholders.
                13.3     Management's Discussion and Analysis of the Corporation's Financial Condition and
                           Results of Operations incorporated by reference to pages 24 to 41 of the 2000
                           Annual Report to Shareholders.
                13.4     Quantitative and qualitative disclosures about market risk incorporated by reference to page 36 of the 2000 Annual Report to Shareholders.
                13.5     Financial Statements and Supplementary Data incorporated by reference to pages 41 to 62 of the 2000 Annual Report to Shareholders.
      21.0               Subsidiaries of the Company
      23.0               Consent of Ernst & Young LLP, Independent Chartered Accountants
      99.0               Consolidated Financial Information in accordance with Canadian Generally Accepted
                           Accounting Principles


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended February 29, 2000.

(c)  The Company hereby files as part of this Form 10-K, the exhibits listed in
     Item 14(a)3, as set forth above.

(d)  The Company hereby files as part of this Form 10-K, the schedules listed in
     Item 14(a)2, as set forth above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
  (Registrant)


    /s/ Donnie M. Moore                                             May 25, 2000
-----------------------------
        Donnie M. Moore
Senior Vice President, Finance and Administration
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Renato Zambonini               President and Chief Executive Officer, and Director         May 25, 2000
-----------------------------
Renato Zambonini

/s/ Donnie M. Moore                Senior Vice President, Finance and Administration           May 25, 2000
-----------------------------      and Chief Financial Officer
Donnie M. Moore                    (Principal Financial and Accounting Officer)



/s/ James M. Tory                  Chairman of the Board                                       May 25, 2000
-----------------------------
James M. Tory, Q.C.

/s/ John E. Caldwell               Director                                                    May 25, 2000
-----------------------------
John E. Caldwell

/s/ Douglas C. Cameron             Director                                                    May 25, 2000
-----------------------------
Douglas C. Cameron

/s/ Pierre Y. Ducros               Director                                                    May 25, 2000
-----------------------------
Pierre Y. Ducros

/s/ Douglas J. Erwin               Director                                                    May 25, 2000
-----------------------------
Douglas J. Erwin

/s/ Robert W. Korthals             Director                                                    May 25, 2000
-----------------------------
Robert W. Korthals

/s/ Candy M. Obourn                Director                                                    May 25, 2000
-----------------------------
Candy M. Obourn

                                                                     Schedule II

                              COGNOS INCORPORATED

                       Valuation and Qualifying Accounts

                             (US$000s, U.S. GAAP)


                                              Balance,           Additions                                     Balance,
                                             beginning            charged                                        end
                                             of period           to income           Deductions (1)           of period
                                         ----------------     --------------     -------------------      ----------------
Allowance for Doubtful Accounts

Fiscal Year Ended

February 28, 1998...........                  $3,026               $1,052               $(371)                 $3,707
                                              ======               ======               =====                  ======
February 28, 1999...........                  $3,707               $1,047               $(324)                 $4,430
                                              ======               ======               =====                  ======
February 29, 2000...........                  $4,430               $1,092               $(788)                 $4,734
                                              ======               ======               =====                  ======

Allowance for Inventory Obsolescence

Fiscal Year Ended

February 28, 1998...........                  $  136               $  159               $(170)                 $  125
                                              ======               ======               =====                  ======
February 28, 1999...........                  $  125               $  131               $ (92)                 $  164
                                              ======               ======               =====                  ======
February 29, 2000...........                  $  164               $   59               $ (64)                 $  159
                                              ======               ======               =====                  ======

(1)  Represents amounts written off against the reserve, net of recoveries.

EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION                                                                        PAGE
                                                                                                  ----
 3.0           Articles of Incorporation and Bylaws
     3.1       --Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to
                 Form 10-K filed for the year ended February 28, 1997)
     3.2       --By-laws of the Company (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)
 4.0           Instruments defining the rights of security holders, including indentures
     4.1       --Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to
                 Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)
     4.2       --Description of Common Shares contained in the Articles of Incorporation and amendments thereto, (filed as Exhibit 3.1 to Amendment No. 2 to
                 Registration Statement No. 33-14245 on Form S-1, filed on July 1, 1987)
10.0           Material Contracts
     10.1      --Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16,
                 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form
                 S-1, filed on May 13, 1987)
     10.2      --1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended
                 (filed as Exhibit 10.2 on Form 10-K, filed for year ended February 28, 1989)
     10.3      --Form of Incentive Stock Option Agreement under 1988-1993 Stock Option
                 Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration
                 Statement No. 33-39892 on Form S-2 filed on April 9, 1991)
     10.4      --Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option
                 Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration
                 Statement No. 33-39892 on Form S-2 filed on April 9, 1991)
     10.5      --Letter Agreement between the Company and The Royal Bank of Canada, dated
                 July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)
     10.6      --1993-1998 Employee Stock Purchase Plan
     10.7      --1993-1998 Stock Option Plan (Incentive and Non-Qualified)
     10.8      --Form of Incentive Stock Option Agreement under 1993-1998 Stock Option
                 Plan (Incentive and Non-Qualified)
     10.9      --Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option
                 Plan (Incentive and Non-Qualified)
     10.10     --Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-
                 Qualified) (filed as Exhibit 10.12 of Form 10-Q filed for the quarter ended
                 August 31, 1996)
     10.11     --Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-
                 Qualified) (filed as Exhibit 10.13 of Form 10-Q filed for the quarter ended
                 August 31, 1996)

                                                                   continued....

EXHIBIT INDEX

EXHIBIT                                 EXHIBIT INDEX (continued)
NUMBER         DESCRIPTION

     10.12     --1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)
     10.13     --Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan
                 (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement
                 No. 333-8552 on Form S-8, filed on March 31, 1998)
     10.14     --Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan
                 (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No.
                 333-8552 on Form S-8, filed on March 31, 1998)
     10.15     --Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit
                 10.17 of Form 10-K filed for the year ended February 28, 1998)
     10.16     --Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit
                 10.16 of Form 10-Q filed for the quarter ended August 31, 1999)
11.0             Statements regarding Computation of Earnings Per Share
     11.1      --Computation of Earnings Per Share in accordance with Canadian Generally Accepted
                 Accounting Principles
                --Computation of Earnings Per Share in accordance with United States Generally
     11.2      Accepted Accounting Principles
13.0           Selected Portions of the Annual Report to Shareholders for the fiscal year ended
                 February 29, 2000
     13.1      Market for the Corporation's common shares and related shareholder matters incorporated by reference to page 67 of the 2000 Annual Report to Shareholders.
     13.2      Selected Financial Data, incorporated by reference to page 63 of the 2000 Annual
                 Report to Shareholders.
     13.3      Management's Discussion and Analysis of the Corporation's Financial Condition and
                 Results of Operations incorporated by reference to pages 24 to 41 of the 2000
                 Annual Report to Shareholders.
     13.4      Quantitative and qualitative disclosures about market risk incorporated by reference to page 36 of the 2000 Annual Report to Shareholders.
     13.5      Financial Statements and Supplementary Data incorporated by reference to pages 41 to 62 of the 2000 Annual Report to Shareholders.
21.0           Subsidiaries of the Company
23.0           Consent of Ernst & Young LLP, Independent Chartered Accountants
99.0           Consolidated Financial Information in accordance with Canadian Generally
                 Accepted Accounting Principles