Form 10-Q
period 2000-05-31
COGNOS INC
filed 2000-07-14
CIK 746782

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                    ______________________________________

                                   FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 31, 2000

                                      OR

        [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                (613) 738-1440
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES   X     NO  _____
                                           ----

The number of shares outstanding of the registrant's only class of Common Stock as of June 30, 2000, was 87,577,993.
--------------------------------------------------------------------------------

                              COGNOS INCORPORATED

                                     INDEX

                                                                            PAGE
                                                                            ----

                        PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income for the three months
           ended May 31, 2000 and May 31, 1999..............................   3

          Consolidated Balance Sheets as of May 31, 2000
           and February 29, 2000............................................   4

          Consolidated Statements of Cash Flows for the three months
           ended May 31, 2000 and May 31, 1999..............................   5

          Condensed Notes to the Consolidated Financial Statements..........   6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.........  19

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  21

Item 6.   Exhibits and Reports on Form 8-K..................................  21

Signature...................................................................  22

PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1.   Consolidated Financial Statements


                              COGNOS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                   (US$000s except share amounts, U.S. GAAP)
                                  (Unaudited)

                                                               Three months ended May 31,
                                                                    2000            1999
----------------------------------------------------------------------------------------
Revenue
   Product license                                              $ 56,733         $38,871
   Product support                                                33,283          27,519
   Services                                                       18,682          15,255
----------------------------------------------------------------------------------------
Total revenue                                                    108,698          81,645
----------------------------------------------------------------------------------------
Operating expenses
   Cost of product license                                         1,729           1,054
   Cost of product support                                         4,274           3,095
   Selling, general, and administrative                           72,625          51,808
   Research and development                                       15,854          12,197
----------------------------------------------------------------------------------------
Total operating expenses                                          94,482          68,154
----------------------------------------------------------------------------------------

Operating income                                                  14,216          13,491
Interest expense                                                    (154)           (132)
Interest income                                                    2,582           1,731
----------------------------------------------------------------------------------------

Income before taxes                                               16,644          15,090
Income tax provision                                               4,660           4,225
----------------------------------------------------------------------------------------
Net income                                                      $ 11,984         $10,865
========================================================================================

Net income per share
 Basic                                                          $   0.14         $  0.13
========================================================================================
 Diluted                                                        $   0.13         $  0.12
========================================================================================

Weighted average number of shares (000s)
 Basic                                                            86,993          86,670
========================================================================================
 Diluted                                                          91,527          87,832
========================================================================================

                           (See accompanying notes)

                              COGNOS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                             (US$000s, U.S. GAAP)

                                                      May 31,     February 29,
                                                        2000              2000
------------------------------------------------------------------------------
 Assets                                           (Unaudited)

 Current assets
  Cash and cash equivalents                         $182,333          $132,435
  Short-term investments                              31,662            64,284
  Accounts receivable                                 91,609           107,823
  Inventories                                            689               806
  Prepaid expenses                                    10,263             7,840
------------------------------------------------------------------------------
                                                     316,556           313,188
 Fixed assets                                         53,103            44,835
 Intangible assets                                    20,390            21,863
------------------------------------------------------------------------------
                                                    $390,049          $379,886
==============================================================================

 Liabilities

 Current liabilities
  Accounts payable                                  $ 21,548          $ 22,908
  Accrued charges                                     18,081            17,540
  Salaries, commissions, and related items            19,190            24,024
  Income taxes payable                                 4,184             3,548
  Current portion of long-term debt                    2,082             2,176
  Deferred revenue                                    73,173            76,537
------------------------------------------------------------------------------
                                                     138,258           146,733
 Long-term liabilities                                 2,669             2,699
 Deferred income taxes                                14,635            15,150
------------------------------------------------------------------------------
                                                     155,562           164,582
------------------------------------------------------------------------------

 Stockholders' Equity

 Capital stock
  Common shares  (May 31, 2000 - 87,436,045;
                 February 29, 2000 - 86,657,578)     115,939           106,936
 Retained earnings                                   126,585           114,601
 Other accumulated comprehensive items                (8,037)           (6,233)
------------------------------------------------------------------------------
                                                     234,487           215,304
------------------------------------------------------------------------------
                                                    $390,049          $379,886
==============================================================================

                            (See accompanying notes)

                              COGNOS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (US$000s, U.S. GAAP)
                                  (Unaudited)

                                                           Three months ended
                                                                 May 31,
-------------------------------------------------------------------------------
                                                              2000        1999
------------------------------------------------------------------------------
 Cash provided by (used in) operating activities
  Net income                                              $ 11,984    $ 10,865
  Non-cash items
   Depreciation and amortization                             5,565       4,325
   Deferred income taxes                                         4       1,040
   Loss on disposal of fixed assets                            194          23
------------------------------------------------------------------------------
                                                            17,747      16,253
  Change in non-cash working capital
   Decrease in accounts receivable                          14,633       5,756
   Decrease in inventories                                      97          18
   Increase in prepaid expenses                             (2,667)       (966)
   Decrease in accounts payable                               (775)     (2,290)
   Increase (decrease) in accrued charges                      747         (91)
   Decrease in salaries, commissions, and related items     (4,315)     (6,278)
   Increase (decrease) in income taxes payable                 739      (3,772)
   Decrease in deferred revenue                             (2,259)       (473)
------------------------------------------------------------------------------
                                                            23,947       8,157
------------------------------------------------------------------------------
 Cash provided by (used in) investing activities
  Maturity of short-term investments                        64,566      56,595
  Purchase of short-term investments                       (32,861)    (53,417)
  Acquisition costs                                              -        (874)
  Additions to fixed assets                                (13,944)     (4,592)
------------------------------------------------------------------------------
                                                            17,761      (2,288)
------------------------------------------------------------------------------
 Cash provided by (used in) financing activities
  Issue of common shares                                     9,003       1,336
  Repurchase of shares                                           -      (6,304)
  Repayment of long-term debt                                  251        (107)
------------------------------------------------------------------------------
                                                             9,254      (5,075)
------------------------------------------------------------------------------
 Effect of exchange rate changes on cash                    (1,064)        781
------------------------------------------------------------------------------

 Net increase (decrease) in cash and cash equivalents       49,898       1,575

 Cash and cash equivalents, beginning of period            132,435      93,617
------------------------------------------------------------------------------

 Cash and cash equivalents, end of period                  182,333      95,192

 Short-term investments, end of period                      31,662      53,565
------------------------------------------------------------------------------
 Cash, cash equivalents, and short-term investments,
  end of period                                           $213,995    $148,757
==============================================================================

                            (See accompanying notes)

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (U.S.) dollars and in accordance with generally accepted accounting principles (GAAP) in the U.S., applied on a consistent basis. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Corporation's Annual Report for the fiscal year ended February 29, 2000.

     The preparation of these unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. In the opinion of Management, these unaudited consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

     All information is presented in U.S. dollars, unless otherwise stated.


2.   Revenue Recognition

     The Corporation recognizes revenue in accordance with Statement of Position
     (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants.

     Substantially all of the Corporation's product license revenue is earned from licenses of off-the-shelf software requiring no customization. Revenue from these licenses is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. If a license includes the right to return the product for refund or credit, revenue is recognized net of an allowance for estimated returns provided all the requirements of SOP 97-2 have been met.

     Revenue from product support contracts is recognized ratably over the life of the contract. Incremental costs directly attributable to the acquisition of product support contracts are deferred and expensed in the period the related revenue is recognized.

     Revenue from education, consulting, and other services is recognized at the time such services are rendered.

     For contracts with multiple obligations (e.g. deliverable and undeliverable products, support obligations, education, consulting and other services), the Corporation allocates revenue to

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)


     each element of the contract based on objective evidence, specific to the Corporation, of the fair value of the element.


3.   Income Taxes

     The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year.


4.   Net Income per Share

     The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s, except per-share amounts)

                                                  Three months ended
                                                        May 31,
                                              ---------------------------
                                                     2000           1999
                                              ------------    -----------

     Basic Net Income per Share

        Net income                                $11,984        $10,865
                                              ============    ===========

        Weighted average number of shares
        outstanding                                86,993         86,670
                                              ============    ===========

        Basic net income per share                  $0.14          $0.13
                                              ============    ===========


     Diluted Net Income per Share

        Net income                                $11,984        $10,865
                                              ============    ===========

        Weighted average number of shares
        outstanding                                86,993         86,670

        Dilutive effect of stock options            4,534          1,162
                                              ------------    -----------

        Adjusted weighted average number of
        shares outstanding                         91,527         87,832
                                              ============    ===========

        Diluted net income per share              $  0.13        $  0.12
                                              ============    ===========

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)


5.   Comprehensive Income

     Comprehensive Income includes net income and "other comprehensive income." Other comprehensive income refers to changes in the balances of revenues, expenses, gains and losses that are recorded directly as a separate component of Stockholders' Equity and excluded from net income.

     For the quarter ended May 31, 2000, the Corporation had other comprehensive expense of $1,804,000 compared to other comprehensive income of $1,120,000 for the quarter ended May 31, 1999. These amounts relate to foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total comprehensive income was $10,180,000 and $11,985,000 for the quarters ended May 31, 2000 and 1999, respectively.

6.   Segmented Information

     The Corporation has one reportable segment--computer software products.

7.   Two-for-one Stock Split

     On April 6, 2000 the Board of Directors of the Corporation authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000, to shareholders of record at the close of business on April 20, 2000. All share and per-share amounts have been adjusted for the split.

8.   Subsequent Event

     On June 1, 2000, subsequent to the quarter ending May 31, 2000, the Corporation acquired Powerteam OY, the Corporation's distributor in Finland. Pending final determination of the net book value of Powerteam OY, the Corporation currently estimates that the shareholders of Powerteam OY will receive approximately $2.3 million in cash over two years and could also receive, in contingent consideration, an amount not to exceed $0.5 million over the next three years.

     The acquisition will be accounted for using the purchase method. The results of the acquired company will be combined with those of the Corporation from the date of the acquisition.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)


9.   New Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the Balance Sheet and be measured at fair value. This Statement is effective for fiscal years beginning after June 15, 2000, which is the fiscal year beginning March 1, 2001 for the Corporation. Prior periods should not be restated. The Corporation has not yet quantified the impact, if any, of this pronouncement on its consolidated financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A, and in June 2000 by SAB 101B. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective beginning the Corporation's fourth fiscal quarter of fiscal 2001. The Corporation does not expect the adoption of this SAB to have a material impact on its results of operations or financial position.

Item 2.
                              COGNOS INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with
                                  U.S. GAAP)


The following information should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's Annual Report for the fiscal year ended February 29, 2000 (fiscal 2000).



RESULTS OF OPERATIONS
---------------------

Revenue for the quarter ended May 31, 2000 was $108.7 million, a 33% increase from revenue of $81.6 million for the same quarter last year. Pretax income for the quarter ended May 31, 2000 was $16.6 million compared to pretax income of $15.1 million in the same quarter last year. Net income for the current quarter was $12.0 million compared to net income of $10.9 million for the same quarter last year. Diluted net income per share was $0.13 for the current quarter, compared to $0.12 for the same quarter last year. Basic net income per share was $0.14 for the quarter ended May 31, 2000 compared to $0.13 in the same quarter last year.

Total operating expenses for the quarter ended May 31, 2000 were $94.5 million, a 39% increase from operating expenses of $68.2 million for the same quarter last year. Operating margins for the quarter ended May 31, 2000 were 13%, compared to 17% for the same quarter last year.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

                                                         Percentage of Revenue            Percentage Change
                                                      ----------------------------    --------------------------
                                                          Three months ended             Three months ended
                                                                May 31,                        May 31,
                                                      ----------------------------
                                                         2000            1999               1999 to 2000
                                                      ------------    ------------    --------------------------

Revenue........................................           100.0 %         100.0 %                33.1%
                                                          -----           -----
Operating expenses
   Cost of product license.....................             1.6             1.3                  64.0
   Cost of product support.....................             3.9             3.8                  38.1
   Selling, general, and administrative........            66.8            63.5                  40.2
   Research and development....................            14.6            14.9                  30.0
                                                          -----           -----
Total operating expenses.......................            86.9            83.5                  38.6
                                                          -----           -----

Operating income...............................            13.1            16.5                   5.4
Interest expense...............................            (0.1)           (0.1)                 16.7
Interest income................................             2.3             2.1                  49.2
                                                          -----           -----

Income before taxes............................            15.3            18.5                  10.3
Income tax provision...........................             4.3             5.2                  10.3
                                                          -----           -----

Net income.....................................            11.0 %          13.3 %                10.3%
                                                          ======          ======



Revenue

The Corporation's total revenue was $108.7 million for the quarter ended May 31, 2000, an increase of $27.1 million or 33%, compared to the quarter ended May 31, 1999. The Corporation operates internationally, with a substantial portion of its business conducted in foreign currencies. Accordingly, the Corporation's results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations reduced the overall revenue increase by approximately four percentage points for the quarter ended May 31, 2000.

The Corporation's growth in total revenue was derived primarily from the increased revenue attributable to the licensing, servicing, and supporting of the Corporation's business intelligence products, PowerPlay(R), Impromptu(R), Cognos Query, Cognos Visualizer, Scenario(TM), CognoSuite(TM), 4Thought(TM), Cognos Finance, Cognos NovaView(TM), DecisionStream(TM), Cognos e-Applications, and Cognos Accelerator(TM) for SAP. Total revenue (license, support, and services revenue) derived from these products was $95.3 million in the quarter ended May 31, 2000, an increase of $29.8 million or 46%, compared to the corresponding period in the prior fiscal year. Total revenue from these business intelligence products was 88% and 80% of total revenue for the quarters ended May 31, 2000 and May 31, 1999, respectively.

The Corporation believes that its business intelligence products address the current market need for distributing corporate information to the end user's desktop in an extended enterprise environment of corporate intranets, extranets, and client/server networks. In earlier years the Corporation addressed this opportunity with the release of Web-based products: PowerPlay Web, Impromptu Web Reports and Cognos Query. While the Corporation believes that there is a market opportunity for Web-based decision support solutions, there can be no assurance of the rate or extent of growth of this market, or that the Corporation will be successful in continuing to develop products that will effectively address this market.

Total revenue (license, support, and services revenue) from the Corporation's application development tools, PowerHouse(R) and Axiant(R), was $13.4 million for the quarter ended May 31, 2000, a decrease of $2.8 million or 17%, compared to the corresponding period in the prior fiscal year. The Corporation believes that, in the long-term, revenues from these products will continue to decline.

The growth in total revenue from the three revenue categories in the quarter ended May 31, 2000 from May 31, 1999 was as follows: a 46% increase in product license revenue, a 21% increase in product support revenue, and an 22% increase in services revenue.

Product License Revenue
-----------------------

Product license revenue was $56.7 million in the quarter ended May 31, 2000, an increase of $17.9 million or 46%, compared to the corresponding period in the prior fiscal year. The increase in product license revenue for this period was predominantly due to the performance of the Corporation's business intelligence products. Product license revenue accounted for 52% of total revenue in the three months ended May 31, 2000 compared to 48% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $52.3 million for the quarter ended May 31, 2000, an increase of $18.8 million or 56%, compared to the corresponding period in the prior fiscal year. Product license revenue from these business intelligence products accounted for 92% and 86% of total product license revenue for the quarters ended May 31, 2000 and 1999, respectively.

Product license revenue from the application development tools was $4.5 million for the quarter ended May 31, 2000, a decrease of $0.9 million or 17%, compared to the corresponding period in the prior fiscal year. Over several of the past fiscal years, the Corporation has experienced a decline in product license revenue in this market which is consistent, in the Corporation's view, with the market trend away from proprietary systems and host-based computing toward industry-standard systems, corporate intranets, extranets, client/server technology and packaged application products. The Corporation expects that, in the long term, the trend of decreasing product license revenue from these products will continue.

There can be no assurance that increases in total product license revenue will continue to occur, or occur to the same extent to which they have historically occurred.

Product Support Revenue
-----------------------
Product support revenue was $33.3 million in the quarter ended May 31, 2000, an increase of $5.8 million or 21%, compared to the corresponding period in the prior fiscal year. The increase in the dollar amounts was the result of the expansion of the Corporation's customer base, as well as the renewal of support contracts. The product support revenue associated with the expansion of the Corporation's customer base has exceeded the rate of non-renewals of support contracts.

Product support revenue accounted for 31% and 34% of the Corporation's total revenue in the quarters ended May 31, 2000, and 1999, respectively.

Total product support revenue from the business intelligence products comprised 74% and 62% of the total product support revenue for the quarters ended May 31, 2000, and 1999, respectively. Total support revenue from the business intelligence products increased by 44% in the quarter ended May 31, 2000, and total support revenue from the application development tools decreased by 17%, compared to the corresponding quarter in the prior fiscal year.

There can be no assurance that increases in total product support revenue will continue to occur, or occur to the same extent to which they have historically occurred.

Services Revenue
----------------
Services revenue (training, consulting, and other revenue) was $18.7 million in the quarter ended May 31, 2000, an increase of $3.4 million or 22%, compared to the corresponding period in the prior fiscal year. Services revenue accounted for 17% of the Corporation's total revenue for the quarter ended May 31, 2000 compared to 19% for the corresponding period in the prior fiscal year. The increase in the dollar amounts was primarily attributable to an increase in consulting revenue and, to a lesser extent, education revenue associated with the Corporation's business intelligence products, consistent with the trend in product license revenue for these products.

In the quarter ended May 31, 2000, services revenue associated with the business intelligence products contributed $18.3 million, an increase of $3.6 million or 24%, compared to the corresponding period in the prior fiscal year. This increase was offset by a decline of $0.1 million or 27% in total services revenue associated with the Corporation's application development tools for the same period. Services revenue associated with the business intelligence products contributed 98% of the total services revenue for the quarter ended May 31, 2000 compared to 97% for the corresponding period in the prior fiscal year.

There can be no assurance that increases in total services revenue will continue to occur, or occur to the same extent to which they have historically occurred.

Cost of Product License

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $1.7 million, an increase of $0.7 million or 64% in the quarter ended May 31, 2000, compared to the corresponding period in the prior fiscal year. These costs represented 3% of product license revenue for the quarters ended May 31, 2000 and 1999. The increase was primarily the result of an increase in royalty expense.

Cost of Product Support

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $4.3 million, an increase of $1.2 million or 38% in the quarter ended May 31, 2000, compared to the corresponding period in the prior fiscal year. The increase in the dollar amount was mainly due to an increase in telesupport costs.

The cost of product support represented 13% of total product support revenue for the quarter ended May 31, 2000 as compared to 11% for the corresponding quarter in prior fiscal year.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses were $72.6 million, an increase of $20.8 million or 40% in the quarter ended May 31, 2000, compared to the corresponding period in the prior fiscal year. These costs increased as a percentage of revenue, representing 67% for the quarter ended May 31, 2000 compared to 63% for the quarter ended May 31, 1999.

The increase in these expenses was predominantly because of increased staffing and related compensation expenses. For the quarter ended May 31, 2000, the average number of employees within this area was approximately 31% higher than the average staffing levels for the quarter ended May 31, 1999.

Research and Development

Gross research and development (R&D) costs were $16.0 million, an increase of $3.7 million or 30% in the quarter ended May 31, 2000, compared to the corresponding period in the prior fiscal year. The increase in these expenses was predominantly because of increased staffing and related compensation expenses. The increase in the average number of employees within R&D was 17% for the quarter ended May 31, 2000 compared to the corresponding period in the prior fiscal year.

During the quarter ended May 31, 2000 the Corporation continued to invest in R&D activities for its business intelligence solutions including further development of e-Application packages and continued investment in the existing Cognos Enterprise Business Intelligence Platform. As indicated in the preceding discussion on Revenue, the Corporation believes that its business intelligence products address the current market need for distributing corporate information to the end user's desktop in an environment of corporate internets, extranets, and client/server networks.

Net R&D expenses were $15.9 million, an increase of $3.7 million or 30% in the quarter ended May 31, 2000, compared to the corresponding period in the prior fiscal year. The increase was the result of the increased gross R&D expenses as outlined above.

Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in either quarter. Costs were not deferred in the period because either no projects met the criteria for deferral or the period between (i) achieving technological feasibility and (ii) the general availability of the product was short, and the associated costs were immaterial.

The following table sets out the components of the Corporation's research and development, as well as the percentages of revenue, for the periods indicated.

                                                           Three months ended
                                                                 May 31,
                                                       ------------------------
                                                          2000            1999
                                                       --------        --------
                                                                (US$000s)

     Gross research and development costs...........    $16,006         $12,331
     Government allowance...........................       (152)           (134)
     Amounts:       capitalized.....................         --              --
                    amortized.......................         --              --
                                                       --------        --------

     Research and development expenses..............    $15,854         $12,197
                                                       ========        ========

     Percentage of total revenue
       Gross research and development...............         15%             15%
       Net research and development.................         15%             15%


Interest Income and Expense

Net interest income was $2.4 million, an increase of $0.8 million or 52% in the quarter ended May 31, 2000, compared to the corresponding period in the prior fiscal year. The increase was primarily attributable to a larger average portfolio partially offset by a decrease in the average effective interest rates, and to a lesser extent, the impact of exchange rate fluctuations.

Income Tax Provision

The Corporation's tax rate is affected by the relative profitability of its operations in various geographic regions. In the current quarter ended May 31, 2000, the Corporation recorded an income tax provision of $4.7 million which represents an effective income tax rate of 28%. In the quarter ended May 31, 1999, the Corporation recorded an income tax provision of $4.2 million, also representing an effective income tax rate of 28%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of May 31, 2000 the Corporation had $214.0 million in cash, cash equivalents, and short-term investments, an increase of $17.3 million from February 29, 2000. In addition, the Corporation has arranged an unsecured credit facility that includes an operating line and foreign exchange conversion facilities. The operating line permits the Corporation to borrow funds or issue letters of credit or guarantee up to Cdn$15.0 (US$10.0) million, subject to certain covenants. As of May 31, 2000, there were no direct borrowings under this operating line. As discussed further below, the Corporation has foreign exchange conversion facilities that allow it to hold foreign exchange contracts of approximately Cdn$130.0 (US$86.8) million outstanding at any one time.

As of May 31, 2000, the Corporation had a total of $4.8 million of long-term indebtedness (including the current portion of long-term debt), consisting of a mortgage, other long term liabilities and certain capital leases. As of May 31, 2000, working capital was $178.3 million, an increase of $11.8 million from February 29, 2000. This increase in working capital was primarily the result of an increase in cash and short-term investments and decreases in the current liabilities for salaries, commissions and related items, and deferred product support revenue which were partially offset by a decrease in accounts receivable.

Cash provided by operating activities (after changes in non-cash working capital items) for the three months ended May 31, 2000 was $23.9 million, a $15.8 million increase when compared to the corresponding period in the prior fiscal year. This increase as compared to the prior period was primarily due to a larger net decrease in non-cash working capital requirements during the current three-month period.

Cash provided by investing activities was $17.8 million for the three months ended May 31, 2000 compared to $2.3 million utilized in the corresponding period in the prior fiscal year. During the current three-month period, the Corporation received $31.7 million related to the maturity of short-term investments (net of investments in short-term investments) compared to $3.2 million in the corresponding period in the prior fiscal year. During the quarter ended May 31, 2000 additions to fixed assets were $13.9 million as compared to $4.6 million for the corresponding quarter in fiscal 2000. Additions to fixed assets during the quarter ended May 31, 2000 included $6.1 million relating to the construction of a second building on the site of the Corporation's headquarters in Ottawa; in comparison, for the quarter ended May 31, 1999 no costs were incurred in relation to the construction. There were no acquisition costs during the three months ended May 31, 2000 whereas there were acquisition costs of $0.9 million in the corresponding period in the prior fiscal year for the Corporation's purchase of its distributor in Switzerland.

During the three months ended May 31, 2000, the Corporation's financing activities provided $9.3 million as compared to the quarter ended May 31, 1999 during which the Corporation's financing activities used $5.1 million. During the quarter ended May 31, 2000 the Corporation issued 778,000 shares valued at $9.0 million, and did not repurchase any of its shares. In comparison, the Corporation issued 160,000 common shares, valued at $1.3 million and repurchased 521,000 of its own shares at a cost of $6.3 million during the three months ended May 31, 1999. The issuance of shares in both periods was pursuant to the Corporation's stock purchase plan and the exercise of stock options by employees, officers, and directors.

The Corporation did not repurchase any of its shares during the quarter ended May 31, 2000. The share repurchases made in the three-month period ended May 31, 1999 were part of an open market share repurchase program. This program adopted in October 1998 expired on October 8, 1999. Under this program the Corporation repurchased 3,161,800 shares; all repurchased shares were cancelled. In October 1999, the Corporation adopted a new program that will enable it to purchase up to 4,200,000 common shares (not more than 5% of those issued and outstanding) between October 9, 1999 and October 8, 2000. This program does not commit the Corporation to make any share repurchases. Purchases will be made on The Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. All repurchased shares will be cancelled.

The Corporation's policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, the Corporation enters into foreign exchange forward contracts to hedge portions of the net investment in its various subsidiaries. The Corporation enters into these foreign exchange forward contracts with major Canadian chartered banks, and therefore does not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of May 31, 2000, the Corporation had foreign exchange forward contracts, with maturity dates ranging from June 5, 2000 to September 28, 2000, to sell various foreign currencies in the amount of $9.4 million and buy various foreign currencies in the amount of $1.3 million.

The Corporation anticipates that over the next twelve months its operations will be financed by current cash balances and funds from operations. If the Corporation were to require funds in excess of its current cash position to finance its longer-term operations, the Corporation would expect to obtain such funds from, one or a combination of, the expansion of its existing credit facilities, or from public or private sales of equity or debt securities.

EUROPEAN ECONOMIC AND MONETARY UNION
------------------------------------

The euro currency was introduced on January 1, 1999, and the transition to this new currency has associated with it many potential implications for businesses operating in Europe including, but not limited to, products, information technology, pricing, currency exchange rate risk and derivatives exposure, continuity of material contracts, and potential tax consequences.

The new euro currency is to be introduced in stages over the course of a 3 1/2 year transition period. The Corporation believes the transition to the euro will have limited longer-term implications on the Corporation's business. The Corporation has taken steps in the transition to the euro in the area of its internal processes and systems through identifying, modifying, and testing these processes and systems to handle transactions involving the euro in accordance with the regulations. The Corporation's financial application systems represent the most significant internal systems that are affected by the transition to the euro. The Corporation upgraded these systems to a version that enables it, together with certain process changes and modifications provided by the application vendor to its supported customers, to handle the initial requirements for transactions involving the euro. The Corporation continues to identify and, where necessary, modify its systems and processes in order to handle the various stages of the euro implementation. The Corporation is continuing to monitor its pricing in Europe, giving consideration to the transition to the euro.

The Corporation believes that the costs relating to the conversion of its internal systems and processes incurred to date, along with any future costs relating to such conversions, will not have a material adverse effect on its business, results of operations, or financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

This Form 10-Q contains forward-looking statements relating to: our expectations concerning future revenues and earnings, including future rates of growth, from the licensing of our business intelligence and application development products and related product support and services; the sufficiency of capital to meet our working capital and capital expenditure requirements; future prospects of our current and future products and our ability to compete in an intensely competitive marketplace.

Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those expected. There can be no guarantee that future results will turn out as expected. Factors that may cause such differences include, but are not limited to: our ability to continue to grow at historical growth rates or to anticipate a decline in revenue from any of our products; fluctuations in quarterly and annual operating results based on historical patterns, which may cause our stock price to fluctuate or decline; the rapid technological change and new product introductions and enhancements that characterize the software markets we target; our reliance on partners and other distribution channels to market and distribute our products and any failure of these parties to do so; unauthorized use of our intellectual property; the loss of rights to use software licensed to us by third parties; the actions of our competitors in an intensely competitive marketplace; risks inherent in international operations; our ability to identify, hire, train, motivate and retain highly qualified management and other key personnel; our ability to identify, pursue and complete acquisitions which could divert management attention and financial resources and not produce desired business results; our ability to address issues relating to the transition to the euro; and volatility and fluctuation of our stock price. As a result of these, and other factors, we may experience material fluctuations in future operating results on a quarterly and annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the next fiscal year. A detailed discussion of each of these risk factors is contained under the heading "Certain Factors That May Affect Future Results" in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

MARKET RISK
-----------

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is security of principal. Among other selection criteria, the investment policy states that the term to maturity of investments cannot exceed one year in length. We do not use derivative financial instruments in our investment portfolio.

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. The amount of our long-term debt is immaterial. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended May 31, 2000, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the German mark, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of May 31, 2000, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a)   Exhibits

               27 - Financial Data Schedule

               99 - Selected Consolidated Financial Statements in U.S. Dollars
                                and in accordance with Canadian Generally
                                Accepted Accounting Principles

b)   Reports on Form 8-K

During the three months ended May 31, 2000, the Corporation filed one Current Report on Form 8-K dated May 2, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COGNOS INCORPORATED
                                       (Registrant)



      July 12, 2000                       /s/ Donnie M. Moore
---------------------------           ----------------------------------------
           Date                        Donnie M. Moore
                                       Senior Vice President, Finance and
                                        Administration (Principal Financial
                                        Officer and Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION                                           PAGE
-----------                          -----------                                           ----
    27            Financial Data Schedule

    99            Selected Consolidated Financial Statements in U.S. Dollars and
                  in accordance with Canadian Generally Accepted Accounting
                  Principles                                                              24 - 26