Form 10-Q
period 2000-08-31
COGNOS INC
filed 2000-10-13
CIK 746782

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

                For the Quarterly Period Ended August 31, 2000

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

The number of shares outstanding of the registrant's only class of Common Stock as of September 30, 2000, was 88,070,202.

--------------------------------------------------------------------------------

                              COGNOS INCORPORATED

                                     INDEX

                                                                             PAGE
                                                                             ----
                        PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income for the three and six months ended August 31, 2000 and August 31, 1999........................  3

          Consolidated Balance Sheets as of August 31, 2000
           and February 29, 2000............................................  4

          Consolidated Statements of Cash Flows for the six months
           ended August 31, 2000 and August 31, 1999........................  5

          Condensed Notes to the Consolidated Financial Statements..........  6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk......... 20

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 21

Item 2.   Changes in Securities............................................. 21

Item 4.   Submission of Matters to a Vote of Security Holders............... 22

Item 6.   Exhibits and Reports on Form 8-K.................................. 22

Signature .................................................................. 23

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements


                              COGNOS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                   (US$000s except share amounts, U.S. GAAP)
                                  (Unaudited)

                                                     Three months ended               Six months ended
                                                          August 31,                      August 31,
---------------------------------------------------------------------------------------------------------
                                                     2000            1999            2000            1999
---------------------------------------------------------------------------------------------------------
Revenue
   Product license                               $ 61,485         $44,487        $118,218        $ 83,358
   Product support                                 35,692          28,247          68,975          55,766
   Services                                        21,036          15,394          39,718          30,649
---------------------------------------------------------------------------------------------------------
Total revenue                                     118,213          88,128         226,911         169,773
---------------------------------------------------------------------------------------------------------

Operating expenses
   Cost of product license                          1,713           1,001           3,442           2,055
   Cost of product support                          4,071           3,336           8,345           6,431
   Selling, general, and administrative            75,931          54,593         148,556         106,401
   Research and development                        16,507          12,845          32,361          25,042
---------------------------------------------------------------------------------------------------------
Total operating expenses                           98,222          71,775         192,704         139,929
---------------------------------------------------------------------------------------------------------

Operating income                                   19,991          16,353          34,207          29,844
Interest expense                                     (156)           (201)           (310)           (333)
Interest income                                     3,097           1,674           5,679           3,405
---------------------------------------------------------------------------------------------------------

Income before taxes                                22,932          17,826          39,576          32,916
Income tax provision                                6,421           4,991          11,081           9,216
---------------------------------------------------------------------------------------------------------
Net income                                       $ 16,511         $12,835        $ 28,495        $ 23,700
=========================================================================================================

Net income per share
 Basic                                              $0.19           $0.15           $0.33           $0.27
=========================================================================================================
 Diluted                                            $0.18           $0.15           $0.31           $0.27
=========================================================================================================

Weighted average number of shares (000s)
 Basic                                             87,706          85,970          87,349          86,320
=========================================================================================================
 Diluted                                           92,345          86,808          91,935          87,320
=========================================================================================================


                           (See accompanying notes)

                              COGNOS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             (US$000s, U.S. GAAP)

                                                              August 31,        February 29,
                                                                   2000                2000
--------------------------------------------------------------------------------------------
Assets                                                        (Unaudited)
Current assets
 Cash and cash equivalents                                      $175,536            $132,435
 Short-term investments                                           47,716              64,284
 Accounts receivable                                             107,032             107,823
 Inventories                                                         773                 806
 Prepaid expenses                                                 10,211               7,840
--------------------------------------------------------------------------------------------
                                                                 341,268             313,188
Fixed assets                                                      61,819              44,835
Intangible assets                                                 19,727              21,863
--------------------------------------------------------------------------------------------
                                                                $422,814            $379,886
============================================================================================

Liabilities

Current liabilities
 Accounts payable                                               $ 22,117            $ 22,908
 Accrued charges                                                  21,564              17,540
 Salaries, commissions, and related items                         21,789              24,024
 Income taxes payable                                              6,189               3,548
 Current portion of long-term debt                                 2,091               2,176
 Deferred revenue                                                 74,769              76,537
--------------------------------------------------------------------------------------------
                                                                 148,519             146,733
Long-term liabilities                                              2,940               2,699
Deferred income taxes                                             14,941              15,150
--------------------------------------------------------------------------------------------
                                                                 166,400             164,582
--------------------------------------------------------------------------------------------

Stockholders' Equity
Capital stock
 Common shares  (August 31, 2000 - 87,923,232;
               February 29, 2000 - 86,657,578 )                  122,752             106,936
Retained earnings                                                141,121             114,601
Accumulated comprehensive items                                   (7,459)             (6,233)
--------------------------------------------------------------------------------------------
                                                                 256,414             215,304
--------------------------------------------------------------------------------------------
                                                                $422,814            $379,886
============================================================================================

                           (See accompanying notes)

                              COGNOS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (US$000s, U.S. GAAP)
                                  (Unaudited)

                                                                             Six months ended
                                                                                August 31,
--------------------------------------------------------------------------------------------------
                                                                               2000           1999
--------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities
 Net income                                                                $ 28,495       $ 23,700
 Non-cash items
  Depreciation and amortization                                              11,384          8,980
  Deferred income taxes                                                          18          1,640
  Loss on disposal of fixed assets                                              213             56
--------------------------------------------------------------------------------------------------
                                                                             40,110         34,376
 Change in non-cash working capital
  Increase in accounts receivable                                            (1,814)        (1,244)
  Decrease (increase) in inventory                                               19           (124)
  Increase in prepaid expenses                                               (2,595)        (1,625)
  Decrease in accounts payable                                                 (166)        (3,127)
  Increase (decrease) in accrued charges                                      4,333           (117)
  Decrease in salaries, commissions, and related items                       (1,644)        (5,569)
  Increase (decrease) in income taxes payable                                 2,689         (3,941)
  Increase (decrease) in deferred revenue                                       (63)         1,571
--------------------------------------------------------------------------------------------------
                                                                             40,869         20,200
--------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities
 Additions to fixed assets                                                  (26,594)       (11,848)
 Maturity of short-term investments                                          91,820        116,024
 Purchase of short-term investments                                         (75,599)       (75,965)
 Acquisition costs                                                             (854)        (2,562)
--------------------------------------------------------------------------------------------------
                                                                            (11,227)        25,649
--------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities
 Issue of common shares (net)                                                15,882          2,301
 Repurchase of shares                                                        (2,041)       (18,488)
 Repayment of long-term debt                                                    223           (464)
 Long-term payments                                                             163             90
--------------------------------------------------------------------------------------------------
                                                                             14,227        (16,561)
--------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                        (768)           687
--------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    43,101         29,975
Cash and cash equivalents, beginning of period                              132,435         93,617
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    175,536        123,592
Short-term investments, end of period                                        47,716         16,147
--------------------------------------------------------------------------------------------------
Cash, cash equivalents, and short-term investments, end of period          $223,252       $139,739
==================================================================================================


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

                                                        Three months ended                 Six months ended
                                                            August 31,                        August 31,
                                                  -----------------------------    -------------------------------
                                                      2000            1999              2000             1999
                                                  -------------    ------------    --------------    -------------
Basic Net Income per Share
 Net income                                             $16,511         $12,835           $28,495          $23,700
                                                  =============    ============    ==============    =============
 Weighted average number of shares outstanding
                                                         87,706          85,970            87,349           86,320
                                                  =============    ============    ==============    =============
 Basic net income per share                             $  0.19         $  0.15           $  0.33          $  0.27
                                                  =============    ============    ==============    =============

Diluted Net Income per Share
 Net income                                             $16,511         $12,835           $28,495          $23,700
                                                  =============    ============    ==============    =============
 Weighted average number of shares outstanding
                                                         87,706          85,970            87,349           86,320
 Dilutive effect of stock options                         4,639             838             4,586            1,000
                                                  -------------    ------------    --------------    -------------
 Adjusted weighted average number of shares
  outstanding                                            92,345          86,808            91,935           87,320

                                                  =============    ============    ==============    =============
 Diluted net income per share                           $  0.18         $  0.15           $  0.31          $  0.27
                                                  =============    ============    ==============    =============

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

   For the quarter ended August 31, 2000, the Corporation had other comprehensive income of $578,000 compared to other comprehensive expense of $544,000 for the quarter ended August 31, 1999. These amounts relate to foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total comprehensive income was $17,089,000 and $12,291,000 for the quarters ended August 31, 2000 and 1999, respectively.

   The Corporation had other comprehensive expense of $1,226,000 for the six months ended August 31, 2000 and other comprehensive income of $576,000 for the six months ended August 31, 1999. Total comprehensive income was $27,269,000 and $24,276,000 for the six months ended August 31, 2000 and 1999, respectively.


6. Segmented Information

   The Corporation has one reportable segment--computer software products.


7. Acquisition

   On June 1, 2000, the Corporation acquired Powerteam OY, the Corporation's distributor in Finland. The Corporation currently estimates that the shareholders of Powerteam OY will receive approximately $2.3 million in cash over two years and could also receive, in contingent consideration, an amount not to exceed $0.5 million over the next three years.

   The acquisition has been accounted for using the purchase method. The results of the acquired company are combined with those of the Corporation from the date of the acquisition.


8. Two-for-one Stock Split

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

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)


9.  Subsequent Event

    On September 21, 2000, the Corporation acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast's Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The Corporation currently estimates that the shareholders of NoticeCast Software Ltd. will receive approximately $9 million in cash on closing and 148,468 shares of the Corporation's common stock valued at approximately $6 million over two years. The shares are being held in escrow by the Corporation and will be released on the second anniversary of the closing of the transaction. Upon closing, this acquisition is expected to result in a charge against after-tax income of approximately $3 million, or $0.03 per share, as a write-off of in-process research and development under U.S. Generally Accepted Accounting Principles.

    The acquisition will be accounted for using the purchase method. The results of the acquired company will be combined with those of the Corporation from the date of the acquisition.


10. Accounting Pronouncements

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


RESULTS OF OPERATIONS
---------------------

Revenue for the quarter ended August 31, 2000 was $118.2 million, a 34% increase from revenue of $88.1 million for the same quarter last year. Pretax income for the quarter ended August 31, 2000 was $22.9 million compared to pretax income of $17.8 million in the same quarter last year. Net income for the current quarter was $16.5 million compared to net income of $12.8 million for the same quarter last year. Diluted net income per share was $0.18 for the current quarter, compared to $0.15 for the same quarter last year. Basic net income per share was $0.19 and $0.15 for quarters ending August 31, 2000 and August 31, 1999, respectively.

Revenue for the six months ended August 31, 2000 was $226.9 million, a 34% increase from revenue of $169.8 million for the same period last year. Pretax income for the six months ended August 31, 2000 was $39.6 million compared to pretax income of $32.9 million in the same period last year. Net income for the current six months was $28.5 million compared to net income of $23.7 million for the same period last year. Diluted net income per share was $0.31 for the current six months, compared to $0.27 for the same period last year. Basic net income per share was $0.33 and $0.27 for the six month periods ending August 31, 2000 and August 31, 1999, respectively.

Total operating expenses for the quarter ended August 31, 2000 were $98.2 million, a 37% increase from operating expenses of $71.8 million for the same quarter last year. Operating margins for the quarter ended August 31, 2000 were 17%, compared to 19% for the same quarter last year.

Total operating expenses for the six months ended August 31, 2000 were $192.7 million, a 38% increase from operating expenses of $139.9 million for the same period last year. Operating margins for the six months ended August 31, 2000 were 15%, compared to 18% for the same period last year.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

                                                Percentage of Revenue                           Percentage Change
                                    ------------------------------------------              -------------------------
                                    Three months ended        Six months ended              Three              Six
                                        August 31,               August 31,                 months            months
                                    ------------------        ----------------
                                                                                                ended August 31,
                                     2000        1999          2000      1999                     1999 to 2000
                                    ------      ------        ------    -------             -------------------------
Revenue.....................        100.0%       100.0%       100.0%     100.0%             34.1%             33.7%
                                    -----        -----        -----      -----
Operating expenses
Cost of product license.....          1.5          1.1          1.5        1.2              71.1              67.5
Cost of product support.....          3.4          3.8          3.7        3.8              22.0              29.8
Selling, general, and
 administrative.............         64.2         61.9         65.4       62.7              39.1              39.6

Research and development....         14.0         14.6         14.3       14.7              28.5              29.2
                                    -----        -----        -----      -----
Total operating expenses....         83.1         81.4         84.9       82.4              36.9              37.7
                                    -----        -----        -----      -----

Operating income............         16.9         18.6         15.1       17.6              22.3              14.6
Interest expense............         (0.1)        (0.2)        (0.1)      (0.2)            (22.4)             (6.9)
Interest income.............          2.6          1.8          2.5        2.0              85.0              66.8
                                    -----        -----        -----      -----
Income before taxes.........         19.4         20.2         17.5       19.4              28.6              20.2
Income tax provision........          5.4          5.6          4.9        5.4              28.7              20.2
                                    -----         ----        -----      -----
Net income..................         14.0%        14.6%        12.6%      14.0%             28.6%             20.2%
                                    =====         ====        =====      =====



Revenue

The Corporation's total revenue was $118.2 million for the quarter ended August 31, 2000, an increase of $30.1 million or 34%, compared to the quarter ended August 31, 1999. The Corporation's total revenue was $226.9 million for the six months ended August 31, 2000, an increase of $57.1 million or 34%, compared to the six months ended August 31, 1999. The Corporation operates internationally, with a substantial portion of its business conducted in foreign currencies. Accordingly, the Corporation's results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. Foreign exchange rate fluctuations reduced the overall revenue increase by five and four percentage points for the quarter and the six months ended August 31, 2000, respectively.

The Corporation's growth in total revenue was derived primarily from the increased revenue attributable to the licensing, supporting and servicing of the Corporation's business intelligence products, PowerPlay(R), Impromptu(R), Cognos Query, Cognos Visualizer, DecisionStream(TM), Scenario(TM), Cognos Suite, 4Thought(TM), Cognos Finance, Cognos NovaView(TM), Cognos e-Applications and Cognos Accelerator(TM) for SAP. Total revenue (license, support, and services revenue) derived from these products was $106.8 million in the quarter ended August 31, 2000, an increase of $32.9 million or 44%, and was $202.0 million for the six months ended August 31, 2000 an increase of $62.7 million or 45% when compared to the corresponding periods in the prior fiscal year. Total revenue from these business intelligence products was 90% and 84% of total revenue for the quarters ended August 31, 2000 and August 31, 1999, respectively, whereas these percentages on a year-to-date basis were 89% and 82%, respectively.

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

Total revenue (license, support, and services revenue) from the Corporation's application development tools, PowerHouse and Axiant, was $11.4 million for the quarter ended August 31, 2000, a decrease of $2.8 million or 19% from the corresponding period in the prior fiscal year, and was $24.9 million for the six months ended August 31, 2000, a decrease of $5.5 million or 18% when compared to the corresponding six month period in fiscal 2000. The Corporation believes that, in the long-term, revenues from these products will continue to decline.

The growth in total revenue from the three revenue categories in the quarter ended August 31, 2000 from August 31, 1999 was as follows: a 38% increase in product license revenue, a 26% increase in product support revenue, and an 37% increase in services revenue. The growth for the same categories for the six months was as follows: 42%, 24% and 30%, respectively.


Product License Revenue
-----------------------

Product license revenue was $61.5 million in the quarter ended August 31, 2000, an increase of $17.0 million or 38%, and was $118.2 million for the six months ended August 31, 2000, an increase of $34.9 million or 42% compared to the corresponding periods in the prior fiscal year. The increase in product license revenue for both periods was predominantly due to the performance of the Corporation's business intelligence products. Product license revenue accounted for 52% of total revenue in the quarter ended August 31, 2000, compared to 50% for the corresponding quarter in the prior fiscal year, and accounted for 52% of total revenue for the six months ended August 31, 2000, compared to 49% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $58.8 million for the quarter ended August 31, 2000, an increase of $18.2 million or 45%, and was $111.1 million for the six months ended August 31, 2000, an increase of $37.0 million or 50% compared to the corresponding periods in the prior fiscal year. Product license revenue from these business intelligence products accounted for 96% and 91% of total product license revenue for the quarters ended August 31, 2000 and 1999, respectively. On a year-to-date basis, the Corporation derived 94% of product license revenue from these products, compared to 89% in the corresponding period last year.

Product license revenue from the application development tools was $2.7 million for the quarter ended August 31, 2000, a decrease of $1.2 million or 32%, and was $7.1 million for the six months ended August 31, 2000, a decrease of $2.2 million or 23% compared to the corresponding periods in the prior fiscal year. Over several of the past fiscal years, the Corporation has been experiencing a decline in product license revenue in this market which is consistent, in the Corporation's view, with the market trend away from proprietary systems and host-based computing toward industry-standard systems, corporate intranets, extranets, client/server technology and packaged applications products. The Corporation expects that, in the long term, the trend of decreasing product license revenue from these products will continue.

There can be no assurance that increases in total product license revenue will continue to occur, or occur to the same extent to which they have historically occurred.


Product Support Revenue
-----------------------

Product support revenue was $35.7 million in the quarter ended August 31, 2000, an increase of $7.4 million or 26%, and was $69.0 million for the six months ended August 31, 2000, an increase of $13.2 million or 24% compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts was the result of the expansion of the Corporation's customer base, as well as the renewal of support contracts. The product support revenue associated with the expansion of the Corporation's customer base has exceeded the rate of non-renewals of support contracts.

Product support revenue accounted for 30% and 32% of the Corporation's total revenue for each of the quarters ended August 31, 2000, and 1999, respectively and accounted for 30% of total revenue for the six months ended August 31, 2000 and 33% for the corresponding period in the prior fiscal year.

Total product support revenue from the business intelligence products comprised 77% and 65% of the total product support revenue for the quarters ended August 31, 2000, and August 31, 1999, respectively and comprised 75% and 64% of the total product support revenue for the six months ended August 31, 2000 and August 31, 1999, respectively. Total support revenue from the business intelligence products increased by 48% in the quarter ended August 31, 2000, and total support revenue from the application development tools decreased by 15%, compared to the corresponding quarter in the prior fiscal year. For the six months ended August 31, 2000, total support revenue from the business intelligence products increased by 46%, whereas total support revenue from the application development tools decreased by 16%, compared to the corresponding period in the prior fiscal year.

There can be no assurance that increases in total product support revenue will continue to occur, or occur to the same extent to which they have historically occurred.


Services Revenue
----------------

Services revenue (training, consulting, and other revenue) was $21.0 million in the quarter ended August 31, 2000, an increase of $5.6 million or 37%, and was $39.7 million, an increase of $9.1 million or 30% for the six months ended August 31, 2000 compared to the corresponding periods in the prior fiscal year. Services revenue accounted for 18% of the Corporation's total revenue for both the quarter and six months ended August 31, 2000, compared to 17% and 18% for the quarter and six months ended, respectively, in the prior fiscal year. The increase in the dollar amounts was primarily attributable to an increase in consulting revenue, and, to a lesser extent, education revenue associated with the Corporation's business intelligence products, consistent with the trend in product license revenue for these products.

In the quarter ended August 31, 2000, services revenue associated with the business intelligence products contributed $20.6 million, an increase of $5.7 million or 38%, and contributed $39.0 million, an increase of $9.3 million or 31% for the six months ended August 31, 2000 compared to the corresponding periods in the prior fiscal year. This increase was offset by a decline of $0.1 million or 15% and $0.2 million or 21%, respectively, in total services revenue associated with the Corporation's application development tools for the same periods. Services revenue associated with the business intelligence products contributed 98% of the total services revenue for both the quarter and six months ended August 31, 2000 compared to 97% for both the corresponding periods in the prior fiscal year.

There can be no assurance that increases in total services revenue will continue to occur, or occur to the same extent to which they have historically occurred.


Cost of Product License

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $1.7 million, an increase of $0.7 million or 71% in the quarter ended August 31, 2000, compared to the corresponding period in the prior fiscal year and was $3.4 million, for the six months ended August 31, 2000, a 67% increase from the corresponding period in the prior fiscal year. These costs represented 3% of product license revenue for the three and six months ended August 31, 2000, as compared to 2% for the three and six months ended August 31, 1999. The increases in both the quarter and the six months ended August 31, 2000 were the result of an increase in royalty expense.

Cost of Product Support

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $4.1 million, an increase of $0.7 million or 22% in the quarter ended August 31, 2000, and was $8.3 million, an increase of $1.9 million or 30% for the six months ended August 31, 2000, compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts for both periods was primarily due to increases in telesupport costs, and to a lesser extent, release costs.

The cost of product support represented 11% and 12% of total product support revenue for the three and six months ended August 31, 2000, respectively, compared to 12% for both the corresponding periods in the prior fiscal year.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses were $75.9 million, an increase of $21.3 million or 39% in the quarter ended August 31, 2000, and were $148.6 million, an increase of $42.2 million or 40% for the six months ended August 31, 2000, compared to the corresponding periods in the prior fiscal year. These costs increased as a percentage of revenue, representing 64% and 65% for the three and six months ended August 31, 2000, respectively compared to 62% and 63% for the corresponding periods in the prior fiscal year.

The increase in these expenses was predominantly because of increased staffing and related compensation expenses. The increase in the average number of employees within SG&A was 31% for both the three and six months ended August 31, 2000, when compared to the corresponding periods in the prior fiscal year. The Corporation has stepped up its investments in its products, distribution and service strength to focus its actions on opportunities for revenue growth.


Research and Development

Gross research and development (R&D) costs were $16.6 million, an increase of $3.7 million or 28% in the quarter ended August 31, 2000, and were $32.7 million, an increase of $7.3 million or 29% for the six months ended August 31, 2000, compared to the corresponding periods in the prior fiscal year. The increase was predominantly the result of increases associated with higher staffing levels and related compensation expenses, as well as increases in services purchased externally. The increase in the average number of employees within R&D was 13% and 15% for the three and six months ended August 31, 2000, respectively, when compared to the corresponding periods in the prior fiscal year.

During the six months ended August 31, 2000 the Corporation continued to invest in R&D activities for its business intelligence solutions, including further development of e-Application packages and continued investment in the existing Cognos enterprise business intelligence platform. During the quarter ended August 31, 2000 the Corporation released DecisionStream 6.5, the data mart creation component of the BI platform which unites data from disparate sources and consolidates it into data marts. In addition to the e-Application packages currently available for Sales Analysis, Inventory Analysis and Financial Analysis the Corporation announced the e-Commerce Analysis application for the IBM WebSphere Commerce Suite during the quarter ended August 31, 2000. During the quarter ended August 31, 2000, the Corporation also announced version 5.0 of Cognos Finance, a solution that delivers integrated budgeting, forecasting, consolidation and financial reporting and analysis in one comprehensive system, and version 1.5 of Cognos Visualizer which has significant enhancements for scorecarding and key performance indicator applications displaying these metrics in a single presentation and supports Web deployment in a UNIX based environment. As indicated in the preceding discussion on Revenue, the Corporation believes that its business intelligence products address the current market need for distributing corporate information to the end user's desktop in an extended enterprise environment of corporate intranets, extranets and client/server networks.

Net R&D expenses were $16.5 million, an increase of $3.7 million or 29% in the quarter ended August 31, 2000, and were $32.4 million, an increase of $7.4 million or 29% for the six months ended August 31, 2000, compared to the corresponding periods in the prior fiscal year. The increase was the result of the increased gross R&D expenses as outlined above.

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


                                                       Three months ended        Six months ended
                                                           August 31,                August 31,
                                                       -------------------      -------------------
                                                        2000        1999         2000        1999
                                                       -------     -------      -------     -------
                                                                       (US$000s)
       Gross research and development costs........    $16,647     $12,978      $32,653     $25,309
       Government allowance........................       (140)       (133)        (292)       (267)
       Amortization of capitalized R&D.............          -           -            -           -
                                                       -------     -------      -------     -------
       Research and development expenses...........    $16,507     $12,845      $32,361     $25,042
                                                       =======     =======      =======     =======

       Percentage of total revenue
        Gross research and development.............         14%         15%          14%         15%
        Research and development...................         14%         15%          14%         15%


Interest Income and Expense

Net interest income was $2.9 million in the quarter ended August 31, 2000, an increase of $1.5 million or 100% for the quarter, and was $5.4 million, an increase of $2.3 million or 75% for the six months ended August 31, 2000, compared to the corresponding periods in the prior fiscal year. The average portfolio balances were higher in both current fiscal periods and effective interest rates were higher as compared to the corresponding periods in the prior fiscal year.

Income Tax Provision

The Corporation's tax rate is affected by the relative profitability of its operations in various geographic regions. In the three and six months ended August 31, 2000, the Corporation recorded an income tax provision of $6.4 million and $11.1 million respectively, which represents an effective income tax rate of 28%. This effective rate is consistent with the effective rate used in the three and six months ended August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of August 31, 2000 the Corporation had $223.3 million in cash, cash equivalents, and short-term investments, a increase of $26.5 million from February 29, 2000. In addition, the Corporation has an unsecured credit facility that includes an operating line and foreign exchange conversion facilities. The operating line permits the Corporation to borrow funds or issue letters of credit or guarantee up to Cdn$15.0 (US$10.2) million, subject to certain covenants. As of August 31, 2000, there were no direct borrowings under this operating line. As discussed further below, the Corporation has foreign exchange conversion facilities that allow it to hold foreign exchange contracts of approximately Cdn$130.0 (US$88.3) million outstanding at any one time.

As of August 31, 2000, the Corporation had a total of $5.0 million of long-term indebtedness (including the current portion of long-term debt), consisting of a mortgage and other long-term liabilities. As of August 31, 2000, working capital was $192.7 million, an increase of $26.3 million from February 29, 2000, primarily because of increases in cash and prepaid expenses, and decreases in salaries, commissions and related items, and deferred product support revenue, which were partially offset by an decreases in short-term investments and increases in accrued charges and income taxes payable. The change in working capital for the six months ended August 31, 2000 included the use, by the Corporation, of $2.0 million in cash for the repurchase of 50,000 of its common shares of stock during the period.

Cash provided by operating activities (after changes in non-cash working capital items) for the six months ended August 31, 2000 was $40.9 million, a $20.7 million increase when compared to the corresponding period in the prior fiscal year. This increase as compared to the prior period was primarily due to the increase in net income, and an decrease in the level of non-cash working capital requirements during the current six month period.

Cash used in investing activities was $11.2 million for the six months ended August 31, 2000 compared to $25.6 million provided by investing activities for the corresponding period in the prior fiscal year. During the current six month period, the Corporation received $16.2 million related to the activity in short-term investments (net of maturities) compared to $40.1 million in the corresponding period in the prior fiscal year. There were acquisition costs totaling $0.9 million in the six months ended August 31, 2000 relating to the Corporation's purchase of its distributor in Finland. In the corresponding period in the prior fiscal year, the Corporation spent $2.6 million related to the purchase of the Corporation's distributor in Switzerland and the purchase of the entire outstanding minority interest in the Corporation's subsidiary in Singapore.

During fiscal 2000 the Corporation began the construction of a second building on the site of its corporate headquarters in Ottawa. This expansion will accommodate the continued growth of the Corporation and will allow for the consolidation of a number of corporate operations in the Ottawa area. The Corporation has invested approximately $14.9 million in the current year and prior fiscal year and it is anticipated that costs will total $21 million when the construction of this new facility is substantially complete in fiscal 2001.

The Corporation issued 1,315,000 common shares, valued at $13.9 million, during the six months ended August 31, 2000 compared to the issuance of 324,000 shares valued at $2.2 million for the same period in the prior fiscal year. The issuance of shares in both periods was pursuant to the Corporation's stock purchase plan and the exercise of stock options by employees, officers, and directors. The Corporation's financing activities for both six month periods also included the repurchase of its own common shares in the open market. During the six months ended August 31, 2000, the Corporation repurchased 50,000 of its own shares at a cost of $2.0 million compared to 1,686,000 shares repurchased at a cost of $18.5 million in the corresponding period in the prior fiscal year.

The share repurchases made in the current six month period were part of an open market share repurchase program. The program adopted in October 1999 expired on October 8, 2000. This program enables the Corporation to purchase up to 4,200,000 (not more than 5% of those issued and outstanding) common shares between October 9, 1999 and October 8, 2000. This program does not commit the Corporation to make any share repurchases. Any purchases made, will be made on The Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. All repurchased shares will be cancelled. Under this program the Corporation repurchased 50,000 of its shares for $2.0 million in the six months ended August 31, 2000. During the term of the program the Corporation repurchased a total of 150,000 of its shares for $3.4 million; all repurchased shares were cancelled. In October 2000, the Corporation adopted a new program that will enable it to purchase up to 4,403,510 common shares (not more than 5% of those issued and outstanding) between October 9, 2000 and October 8, 2001. Purchases will be made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. This program does not commit the Corporation to make any share repurchases. All repurchased shares will be cancelled.

The Corporation's policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, the Corporation enters into foreign exchange forward contracts to hedge portions of the net investment in its various subsidiaries. The Corporation enters into these foreign exchange forward contracts with major Canadian chartered banks, and therefore does not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of August 31, 2000, the Corporation had foreign exchange forward contracts, with maturity dates ranging from September 28, 2000 to December 21, 2000, to exchange various foreign currencies in the amount of $11.1 million.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk
          ---------------------------------------------------------

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. The amount of our long-term debt is immaterial. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter and six months ended August 31, 2000, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.


Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the German mark, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of August 31, 2000, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

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

Item 2.  Changes in Securities
         ---------------------

c) On September 21, 2000, the Corporation acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast's Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The Corporation currently estimates that the shareholders of NoticeCast Software Ltd. will receive approximately $9 million in cash on closing and 148,468 shares of the Corporation's common stock valued at approximately $6 million over two years. The shares are being held in escrow by the Corporation and will be released on the second anniversary of the closing of the transaction. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. Upon closing, this acquisition is expected to result in a charge against after-tax income of approximately $3 million, or $ 0.03 per share, as a write-off of in-process research and development under U.S. Generally Accepted Accounting Principles.

     The acquisition will be accounted for using the purchase method. The results of the acquired company will be combined with those of the Corporation from the date of the acquisition.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)  The Corporation held its Annual Meeting of Shareholders on June 21, 2000.

(b) At the meeting, it was resolved that those persons nominated as indicated below be elected as directors of the Corporation and that Ernst & Young LLP be reappointed as the Corporation's Auditors for the fiscal year ended February 28, 2001. The voting results of the meeting are presented in the following table:

                                Voting Results
                        Annual Meeting of Shareholders
                                 June 21, 2000

-----------------------------------------------------------------------------------------------------------------------
                                                                                         BROKER
-----------------------------------------------------------------------------------------------------------------------
                                               FOR               WITHHELD              NON VOTE               TOTAL
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Election of Directors
-----------------------------------------------------------------------------------------------------------------------
John E. Caldwell                        60,728,015                 21,903                      -         60,749,918
-----------------------------------------------------------------------------------------------------------------------
Douglas C. Cameron                      60,724,831                 25,087                      -         60,749,918
-----------------------------------------------------------------------------------------------------------------------
Pierre Y. Ducros                        60,723,831                 26,087                      -         60,749,918
-----------------------------------------------------------------------------------------------------------------------
Douglas J. Erwin                        60,722,025                 27,893                      -         60,749,918
-----------------------------------------------------------------------------------------------------------------------
Robert W. Korthals                      60,722,185                 27,733                      -         60,749,918
-----------------------------------------------------------------------------------------------------------------------
Candy M. Obourn                         60,725,515                 24,403                      -         60,749,918
-----------------------------------------------------------------------------------------------------------------------
James M. Tory                           60,726,231                 23,687                      -         60,749,918
-----------------------------------------------------------------------------------------------------------------------
Renato Zambonini                        60,730,799                 19,119                      -         60,749,918
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Reappointment of Auditors               60,735,749                 11,474                                60,747,223
-----------------------------------------------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

          27 -  Financial Data Schedule
          99 -  Selected Consolidated Financial Statements in U.S. Dollars and
                   in accordance with Canadian Generally Accepted Accounting
                                  Principles

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended August 31, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COGNOS INCORPORATED
                                               (Registrant)


      October 12, 2000                            /s/ Donnie M. Moore
------------------------------             -------------------------------------
           Date                              Donnie M. Moore
                                             Senior Vice President, Finance and
                                             Administration (Principal Financial
                                             Officer and Chief Accounting
                                             Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                                   DESCRIPTION                                         PAGE
-----------                                   -----------                                         ----
       27         Financial Data Schedule

       99         Selected Consolidated Financial Statements in U.S. Dollars and in
                  accordance with Canadian Generally Accepted Accounting Principles              25-27