Form 10-Q
period 2000-11-30
COGNOS INC
filed 2001-01-16
CIK 746782

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                    --------------------------------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 30, 2000

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

                                (613) 738-1440
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X      NO
                                       ----   -----

The number of shares outstanding of the registrant's only class of Common Stock as of December 31, 2000, was 88,461,355.

--------------------------------------------------------------------------------

                              COGNOS INCORPORATED

                                     INDEX

                                                                                                                      PAGE
                                                  PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Statements of Income for the three and nine months
                ended November 30, 2000 and November 30, 1999......................................................     3

              Consolidated Balance Sheets as of November 30, 2000
                and February 29, 2000..............................................................................     4

              Consolidated Statements of Cash Flows for the nine months
                ended November 30, 2000 and November 30, 1999......................................................     5

              Condensed Notes to the Consolidated Financial Statements.............................................     6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................................................    11

Item 3.       Quantitative and Qualitative Disclosure about Market Risk............................................    24


                                                    PART II - OTHER INFORMATION

Item 1.       Legal Proceedings....................................................................................    25

Item 2.       Changes in Securities................................................................................    25

Item 6.       Exhibits and Reports on Form 8-K.....................................................................    26

Signature  ........................................................................................................    27

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

                              COGNOS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                   (US$000s except share amounts, U.S. GAAP)
                                  (Unaudited)

                                                                Three months ended                Nine months ended
                                                                    November 30,                     November 30,
------------------------------------------------------------------------------------------------------------------------
                                                                 2000            1999             2000            1999
------------------------------------------------------------------------------------------------------------------------
Revenue
   Product license                                           $ 64,832         $51,483         $183,050        $134,841
   Product support                                             37,635          29,707          106,610          85,473
   Services                                                    22,171          16,563           61,889          47,212
------------------------------------------------------------------------------------------------------------------------
Total revenue                                                 124,638          97,753          351,549         267,526
------------------------------------------------------------------------------------------------------------------------

Operating expenses
   Cost of product license                                      1,925           1,456            5,367           3,511
   Cost of product support                                      4,551           3,608           12,896          10,039
   Selling, general, and administrative                        81,339          61,513          229,895         167,914
   Research and development                                    16,854          13,574           49,215          38,616
   Acquired in-process technology                               3,000               -            3,000               -
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      107,669          80,151          300,373         220,080
------------------------------------------------------------------------------------------------------------------------

Operating income                                               16,969          17,602           51,176          47,446
Interest expense                                                 (230)           (148)            (540)           (481)
Interest income                                                 3,355           1,784            9,034           5,189
------------------------------------------------------------------------------------------------------------------------

Income before taxes                                            20,094          19,238           59,670          52,154
Income tax provision                                            6,467           5,387           17,548          14,603
------------------------------------------------------------------------------------------------------------------------

Net income                                                   $ 13,627         $13,851         $ 42,122        $ 37,551
========================================================================================================================

Net income per share
   Basic                                                     $   0.15         $  0.16         $   0.48        $   0.44
========================================================================================================================
   Diluted                                                   $   0.15         $  0.16         $   0.46        $   0.43
========================================================================================================================

Weighted average number of shares (000s)
   Basic                                                       88,249          85,262           87,647          85,970
========================================================================================================================
   Diluted                                                     92,646          87,324           92,170          87,324
========================================================================================================================

                           (See accompanying notes)

                              COGNOS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             (US$000s, U.S. GAAP)

                                                                  November 30,        February 29,
                                                                         2000                2000
---------------------------------------------------------------------------------------------------
Assets                                                             (Unaudited)

Current assets
  Cash and cash equivalents                                         $  89,854            $132,435
  Short-term investments                                              116,534              64,284
  Accounts receivable                                                 129,330             107,823
  Inventories                                                             820                 806
  Prepaid expenses                                                      9,518               7,840
---------------------------------------------------------------------------------------------------
                                                                      346,056             313,188
Fixed assets                                                           71,465              44,835
Other assets                                                           35,252              21,863
---------------------------------------------------------------------------------------------------
                                                                    $ 452,773            $379,886
===================================================================================================
Liabilities

Current liabilities
  Accounts payable                                                  $  24,741            $ 22,908
  Accrued charges                                                      24,456              17,540
  Salaries, commissions, and related items                             24,650              24,024
  Income taxes payable                                                  6,783               3,548
  Current portion of long-term debt                                        36               2,176
  Deferred revenue                                                     74,030              76,537
---------------------------------------------------------------------------------------------------
                                                                      154,696             146,733
Long-term liabilities                                                   4,348               2,699
Deferred income taxes                                                  16,127              15,150
---------------------------------------------------------------------------------------------------
                                                                      175,171             164,582
---------------------------------------------------------------------------------------------------
Stockholders' Equity

Capital stock

  Common shares           (November 30, 2000 - 88,485,818;
                           February 29, 2000 - 86,657,578)            133,298             106,936
Retained earnings                                                     154,748             114,601
Other accumulated comprehensive items                                 (10,444)             (6,233)
---------------------------------------------------------------------------------------------------
                                                                      277,602             215,304
---------------------------------------------------------------------------------------------------
                                                                    $ 452,773            $379,886
===================================================================================================

                           (See accompanying notes)

                              COGNOS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (US$000s, U.S. GAAP)
                                  (Unaudited)

                                                                                              Nine months ended
                                                                                                November 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                                2000            1999
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities
   Net income                                                                              $  42,122       $  37,551
   Non-cash items
     Depreciation and amortization                                                            18,009          14,074
     Deferred income taxes                                                                     1,916           1,751
     Write-off of in-process technology                                                        3,000               -
     Loss on disposal of fixed assets                                                            215             100
---------------------------------------------------------------------------------------------------------------------
                                                                                              65,262          53,476
   Change in non-cash working capital
     Increase in accounts receivable                                                         (25,579)        (11,600)
     Increase in inventory                                                                       (58)            (64)
     Decrease (increase) in prepaid expenses                                                  (2,297)            425
     Increase (decrease) in accounts payable                                                   3,131          (1,990)
     Increase in accrued charges                                                               5,993             221
     Increase (decrease) in salaries, commissions, and related items                           1,736          (3,995)
     Increase (decrease) in income taxes payable                                               3,607            (924)
     Increase in deferred revenue                                                                 71           4,557
---------------------------------------------------------------------------------------------------------------------
                                                                                              51,866          40,106
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities
   Additions to fixed assets                                                                 (42,998)        (19,180)
   Maturity of short-term investments                                                        139,069         132,394
   Purchase of short-term investments                                                       (193,207)       (140,506)
   Acquisition costs                                                                         (11,260)         (2,562)
   Proceeds from the sale of fixed assets                                                          -               -
---------------------------------------------------------------------------------------------------------------------
                                                                                            (108,396)        (29,854)
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities
   Issue of common shares (net)                                                               20,014           4,883
   Repurchase of shares                                                                       (2,041)        (26,014)
   Repayment of long-term debt                                                                (1,757)           (483)
   Long-term payments                                                                           (657)             67
---------------------------------------------------------------------------------------------------------------------
                                                                                              15,559         (21,547)
---------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                       (1,610)          1,474
---------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                    (42,581)         (9,821)

Cash and cash equivalents, beginning of period                                               132,435          93,617
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                      89,854          83,796
Short-term investments, end of period                                                        116,534          64,488
---------------------------------------------------------------------------------------------------------------------

Cash, cash equivalents, and short-term investments, end of period                          $ 206,388       $ 148,284
=====================================================================================================================

                           (See accompanying notes)

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)
                        (In accordance with U.S. GAAP)

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

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)
                        (In accordance with U.S. GAAP)

     For contracts with multiple obligations (e.g. deliverable and undeliverable products, support obligations, education, consulting and other services), the Corporation allocates revenue to each element of the contract based on objective evidence, specific to the Corporation, of the fair value of the element.

3.   Income Taxes

     The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year.

4.   Net Income per Share

     The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s, except per-share amounts)

                                                                  Three months ended              Nine months ended
                                                                     November 30,                    November 30,
                                                                ----------------------         ------------------------
                                                                   2000           1999             2000            1999
                                                                --------       -------          -------         -------
     Basic Net Income per Share

        Net income                                              $13,627        $13,851          $42,122         $37,551
                                                                =======        =======          =======         =======

        Weighted average number of shares outstanding
                                                                 88,249         85,262           87,647          85,970
                                                                =======        =======          =======         =======

        Basic net income per share                              $  0.15        $  0.16          $  0.48         $  0.44
                                                                =======        =======          =======         =======

     Diluted Net Income per Share

        Net income                                              $13,627        $13,851          $42,122         $37,551
                                                                =======        =======          =======         =======

        Weighted average number of shares outstanding
                                                                 88,249         85,262           87,647          85,970

        Dilutive effect of stock options                          4,397          2,062            4,523           1,354
                                                                =======        =======          =======         =======

        Adjusted weighted average number of shares
        outstanding                                              92,646         87,324           92,170          87,324
                                                                =======        =======          =======         =======

        Diluted net income per share                            $  0.15        $  0.16          $  0.46         $  0.43
                                                                =======        =======          =======         =======

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)
                        (In accordance with U.S. GAAP)


5.   Comprehensive Income

     Comprehensive Income includes net income and "other comprehensive income." Other comprehensive income refers to changes in the balances of revenues, expenses, gains and losses that are recorded directly as a separate component of Stockholders' Equity and excluded from net income.

     For the quarter ended November 30, 2000, the Corporation had other comprehensive expense of $2,985,000 compared to other comprehensive income of $765,000 for the quarter ended November 30, 1999. These amounts relate to foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total comprehensive income was $10,642,000 and $14,616,000 for the quarters ended November 30, 2000 and 1999, respectively.

     The Corporation had other comprehensive expense of $4,211,000 for the nine months ended November 30, 2000 and other comprehensive income of $1,341,000 for the nine months ended November 30, 1999. Total comprehensive income was $37,911,000 and $38,892,000 for the nine months ended November 30, 2000 and 1999, respectively.

6.   Segmented Information

     The Corporation has one reportable segment--computer software products.

7.   Acquisitions

     On June 1, 2000, the Corporation acquired Powerteam OY, the Corporation's distributor in Finland. The shareholders of Powerteam OY will receive approximately $2.3 million in cash over two years and could also receive cash payments not to exceed $0.5 million over the next three years.

     On September 21, 2000, the Corporation acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast's Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The shareholders of NoticeCast Software Ltd. received approximately $9,000,000 in cash on closing and will receive 148,468 shares of the Corporation's common stock valued at approximately $4,820,000. The shares are being held in escrow by the Corporation and will be released on the second anniversary of the closing of the transaction. For valuation purposes, the shares were appropriately discounted. An independent appraisal valued the in-process research and development at $3,000,000. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)
                        (In accordance with U.S. GAAP)


     and had no alternative future uses. Accordingly, the Corporation recorded a special charge of $3,000,000 (or $0.03 per share) in the third quarter ended November 30, 2000 to write off the in-process technology.

     On November 1, 2000, the Corporation completed the acquisition of Johnson & Michaels, Inc. (JAMI), a leading provider of business intelligence consulting services. The shareholders of JAMI will receive total cash consideration of approximately $3,915,000 over three years and 104,230 shares of the Corporation's common stock valued at $4,250,000 over the same period. Approximately $1,406,000 was paid and 39,085 shares were issued on closing; the remaining shares, all of which were issued, are being held in escrow by the Corporation and will be released on the first (33%), second (33%), and third (34%) anniversary of the closing of the transaction. The deferred shares, valued at $2,656,000, are accounted for as an offset to capital stock.

     The acquisitions have been accounted for using the purchase method. The results of operations of all three acquired companies prior to the acquisitions were not material, and thus pro forma information has not been provided. The results of the acquired companies have been combined with those of the Corporation from the date of the acquisition.

8.   Two-for-one Stock Split

     On April 6, 2000 the Board of Directors of the Corporation authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000, to shareholders of record at the close of business on April 20, 2000. All share and per-share amounts have been adjusted for the split.

9.   Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by FASB Statement No. 138, which establishes standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the Balance Sheet and be measured at fair value. This Statement is effective for fiscal years beginning after June 15, 2000, which is the fiscal year beginning March 1, 2001 for the Corporation. Prior periods should not be restated. The Corporation has not yet quantified the impact, if any, of this pronouncement on its consolidated financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A, and in June 2000 by SAB 101B. The SAB summarizes certain of

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)
                        (In accordance with U.S. GAAP)


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

RESULTS OF OPERATIONS
---------------------

Revenue for the quarter ended November 30, 2000 was $124.6 million, a 28% increase from revenue of $97.8 million for the same quarter last year. Pretax income for the quarter ended November 30, 2000 was $20.1 million compared to pretax income of $19.2 million in the same quarter last year. Net income for the current quarter was $13.6 million compared to net income of $13.9 million for the same quarter last year. Diluted net income per share was $0.15 for the current quarter, compared to $0.16 for the same quarter last year. Basic net income per share was $0.15 and $0.16 for the quarters ending November 30, 2000 and November 30, 1999, respectively. The results for the quarter ended November 30, 2000 include the write-off of $3.0 million related to the in-process technology acquired on the purchase of NoticeCast Software Ltd. Excluding the effect of this item, net income and diluted net income per share for the quarter would have been $16.6 million and $0.18, respectively, compared to $13.9 million and $0.16, respectively, for the same period last year.

Revenue for the nine months ended November 30, 2000 was $351.5 million, a 31% increase from revenue of $267.5 million for the same period last year. Pretax income for the nine months ended November 30, 2000 was $59.7 million compared to pretax income of $52.2 million in the same period last year. Net income for the current nine months was $42.1 million compared to net income of $37.6 million for the same period last year. Diluted net income per share was $0.46 for the current nine months, compared to $0.43 for the same period last year. Basic net income per share was $0.48 and $0.44 for the nine month periods ending November 30, 2000 and November 30, 1999, respectively. The results for the quarter ended November 30, 2000 include the write-off of $3.0 million related to the in-process technology acquired on the purchase of NoticeCast Software Ltd. Excluding the effect of this item, net income and diluted net income per share for the nine months ended November 30, 2000 would have been $45.1 million and $0.49, respectively, compared to $37.6 million and $0.43, respectively, for the same period last year.

Total operating expenses for the quarter ended November 30, 2000 were $107.7 million, a 34% increase from operating expenses of $80.2 million for the same quarter last year. Operating margins for the quarter ended November 30, 2000 were 14%, compared to 18% for the same quarter last year. Excluding the effect related to the in-process technology discussed above, operating expenses in the quarter ended November 30, 2000 would have been $104.7 million, an increase of 31% from the same quarter last year. Operating margins for quarter would have been 16%, compared to 18% for the same quarter last year.

Total operating expenses for the nine months ended November 30, 2000 were $300.4 million, a 36% increase from operating expenses of $220.1 million for the same period last year. Operating margins for the nine months ended November 30, 2000 were 15%, compared to 18% for the same period last year. Excluding the effect related to the in-process technology discussed above, operating expenses for the nine months ended November 30, 2000 would have been $297.4 million, an increase of 35% from the same period in the prior fiscal year. For the nine months ended November 30, 2000, operating margins would have been 15%, compared to 18% for the same period in the prior fiscal year.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.


                                                     Percentage of Revenue                           Percentage Change
                                       ---------------------------------------------------       --------------------------
                                         Three months ended             Nine months ended          Three             Nine
                                            November 30,                   November 30,            months           months
                                       -----------------------       ---------------------            ended November 30,
                                         2000           1999           2000          1999                1999 to 2000
                                       -------       ---------       -------       --------      --------------------------
Revenue.............................   100.0%          100.0%        100.0%         100.0%           27.5%          31.4 %
                                       -----         -------         -----         ------
Operating expenses
  Cost of product license...........     1.5             1.5           1.5            1.3            32.2           52.9
  Cost of product support...........     3.7             3.7           3.7            3.8            26.1           28.5
  Selling, general, and
    administrative..................    65.3            62.9          65.4           62.8            32.2           36.9
  Research and development..........    13.5            13.9          14.0           14.4            24.2           27.4
  Acquired in-process technology....     2.4             0.0           0.8            0.0           N/A            N/A
                                       -----         -------         -----         ------
Total operating expenses............    86.4            82.0          85.4           82.3            34.3           36.5
                                       -----         -------         -----         ------

Operating income....................    13.6            18.0          14.6           17.7            (3.6)           7.9
Interest expense....................    (0.2)           (0.1)         (0.2)          (0.2)           55.4           12.3
Interest income.....................     2.7             1.8           2.6            2.0            88.1           74.1
                                       -----         -------         -----         ------

Income before taxes.................    16.1            19.7          17.0           19.5             4.5           14.4
Income tax provision................     5.2             5.5           5.0            5.5            20.0           20.2
                                       -----         -------         -----         ------
Net income..........................    10.9%           14.2%         12.0%          14.0%           (1.6)%         12.2%
                                       =====         =======         =====         ======

Revenue

The Corporation's total revenue was $124.6 million for the quarter ended November 30, 2000, an increase of $26.9 million or 28%, compared to the quarter ended November 30, 1999. The Corporation's total revenue was $351.5 million for the nine months ended November 30, 2000, an increase of $84.0 million or 31%, compared to the nine months ended November 30, 1999.

The Corporation operates internationally, with a substantial portion of its business conducted in foreign currencies. Accordingly, the Corporation's results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. Foreign exchange rate fluctuations reduced the overall revenue increase by seven and six percentage points for the quarter and the nine months ended November 30, 2000, respectively.

The Corporation's growth in total revenue was derived primarily from the increased revenue attributable to the licensing, supporting and servicing of the Corporation's business intelligence products solution, including PowerPlay(R), Impromptu(R), Cognos Query, Cognos Visualizer, DecisionStream(TM), Scenario(TM), Cognos Finance, Cognos e-Applications and Cognos Accelerator(TM) for SAP. Total revenue (license, support, and services revenue) derived from these products was $112.8 million in the quarter ended November 30, 2000, an increase of $29.0 million or 35%, and was $314.8 million for the nine months ended November 30, 2000 an increase of $91.7 million or 41% when compared to the corresponding periods in the prior fiscal year. Total revenue from these business intelligence products was 90% and 86% of total revenue for the quarters ended November 30, 2000 and November 30, 1999, respectively, whereas these percentages on a year-to-date basis were 90% and 83%, respectively.

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

Total revenue (license, support, and services revenue) from the Corporation's application development tools, PowerHouse(R) and Axiant(R), was $11.9 million for the quarter ended November 30, 2000, a decrease of $2.2 million or 15% from the corresponding period in the prior fiscal year, and was $36.7 million for the nine months ended November 30, 2000, a decrease of $7.7 million or 17% when compared to the corresponding nine month period in fiscal 2000. The Corporation believes that, in the long-term, revenues from these products will continue to decline.

The growth in total revenue from the three revenue categories in the quarter ended November 30, 2000 from November 30, 1999 was as follows: a 26% increase in product license revenue, a 27% increase in product support revenue, and an 34% increase in services revenue. The growth for the same categories for the nine months was as follows: 36%, 25% and 31%, respectively.

Product License Revenue
-----------------------
Product license revenue was $64.8 million in the quarter ended November 30, 2000, an increase of $13.3 million or 26%, and was $183.1 million for the nine months ended November 30, 2000, an increase of $48.2 million or 36% compared to the corresponding periods in the prior fiscal year. The increase in product license revenue for both periods was predominantly due to the performance of the Corporation's business intelligence products. Product license revenue accounted for 52% of total revenue in the quarter ended November 30, 2000, compared to 53% for the corresponding quarter in the prior fiscal year, and accounted for 52% of total revenue for the nine months ended November 30, 2000, compared to 50% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $61.8 million for the quarter ended November 30, 2000, an increase of $14.3 million or 30%, and was $172.8 million for the nine months ended November 30, 2000, an increase of $51.3 million or 42% compared to the corresponding periods in the prior fiscal year. Product license revenue from these business intelligence products accounted for 95% and 92% of total product license revenue for the quarters ended November 30, 2000 and 1999, respectively. On a year-to-date basis, the Corporation derived 94% of product license revenue from these products, compared to 90% in the corresponding period last year. The growth in product license revenue from the business intelligence products in the quarter was less than the growth rates reported in the last four quarters. The Corporation believes that this was due to less than expected sales results in the Scandinavian market, and delays in the closure of some prospective business.

Product license revenue from the application development tools was $3.1 million for the quarter ended November 30, 2000, a decrease of $0.9 million or 23%, and was $10.2 million for the nine months ended November 30, 2000, a decrease of $3.1 million or 23% compared to the corresponding periods in the prior fiscal year. Over several of the past fiscal years, the Corporation has been experiencing a decline in product license revenue in this market which is consistent, in the Corporation's view, with the market trend away from proprietary systems and host-based computing toward industry-standard systems, corporate intranets, extranets, client/server technology and packaged applications products. The Corporation expects that, in the long term, the trend of decreasing product license revenue from these products will continue.

There can be no assurance that increases in total product license revenue will continue to occur, or occur to the same extent to which they have historically occurred.

Product Support Revenue
-----------------------
Product support revenue was $37.6 million in the quarter ended November 30, 2000, an increase of $7.9 million or 27%, and was $106.6 million for the nine months ended November 30, 2000, an increase of $21.1 million or 25% compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts was the result of the expansion of the Corporation's customer base, as well as the renewal of support contracts. The product support revenue associated with the expansion of the Corporation's customer base continues to exceed the rate of non-renewals of support contracts.

Product support revenue accounted for 30% of the Corporation's total revenue for both of the quarters ended November 30, 2000, and 1999 and accounted for 30% of total revenue for the nine months ended November 30, 2000 and 32% for the corresponding period in the prior fiscal year.

Total product support revenue from the business intelligence products comprised 78% and 67% of the total product support revenue for the quarters ended November 30, 2000, and November 30, 1999, respectively and comprised 76% and 65% of the total product support revenue for the nine months ended November 30, 2000 and November 30, 1999, respectively. Total support revenue from the business intelligence products increased by 46% in the quarter ended November 30, 2000, and total support revenue from the application development tools decreased by 13%, compared to the corresponding quarter in the prior fiscal year. For the nine months ended November 30, 2000, total support revenue from the business intelligence products increased by 46%, whereas total support revenue from the application development tools decreased by 15%, compared to the corresponding period in the prior fiscal year.

There can be no assurance that increases in total product support revenue will continue to occur, or occur to the same extent to which they have historically occurred.

Services Revenue
----------------
Services revenue (training, consulting, and other revenue) was $22.2 million in the quarter ended November 30, 2000, an increase of $5.6 million or 34%, and was $61.9 million, an increase of $14.7 million or 31% for the nine months ended November 30, 2000 compared to the corresponding periods in the prior fiscal year. Services revenue accounted for 18% of the Corporation's total revenue for both the quarter and nine months ended November 30, 2000, compared to 17% and 18% for the quarter and nine months ended, respectively, in the prior fiscal year. The increase in the dollar amounts was primarily attributable to an increase in consulting revenue, and, to a lesser extent, education revenue associated with the Corporation's business intelligence products, consistent with the trend in product license revenue for these products.

In the quarter ended November 30, 2000, services revenue associated with the business intelligence products contributed $21.8 million, an increase of $5.6 million or 34%, and contributed $60.8 million, an increase of $14.8 million or 32% for the nine months ended November 30, 2000 compared to the corresponding periods in the prior fiscal year. Total services revenue associated with the Corporation's application development tools for the quarter was $0.4 million, an immaterial increase in dollar terms and for the nine months ended November 30, 2000 was $1.1 million, a decrease of $0.2 million. Services revenue associated with the business intelligence products contributed 98% of the total services revenue for both the quarter and nine months ended November 30, 2000 compared to 98% and 97% for the corresponding periods in the prior fiscal year.

There can be no assurance that increases in total services revenue will continue to occur, or occur to the same extent to which they have historically occurred.

Cost of Product License

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $1.9 million, an increase of $0.5 million or 32% in the quarter ended November 30, 2000, compared to the corresponding period in the prior fiscal year and was $5.4 million, for the nine months ended November 30, 2000, a 53% increase from the corresponding period in the prior fiscal year. These costs represented 3% of product license revenue for the three and nine months ended November 30, 2000, consistent with the three and nine months ended November 30, 1999. The increases in both the quarter and the nine months ended November 30, 2000 were the result of increases in royalty costs.

Cost of Product Support

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $4.6 million, an increase of $0.9 million or 26% in the quarter ended November 30, 2000, and was $12.9 million, an increase of $2.9 million or 28% for the nine months ended November 30, 2000, compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts for both periods was primarily due to increases in telesupport and websupport costs, and to a lesser extent, royalty costs.

The cost of product support represented 12% of total product support revenue for both the three and nine months ended November 30, 2000, consistent with the corresponding periods in the prior fiscal year.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses were $81.3 million, an increase of $19.8 million or 32% in the quarter ended November 30, 2000, and were $229.9 million, an increase of $62.0 million or 37% for the nine months ended November 30, 2000, compared to the corresponding periods in the prior fiscal year. These costs increased as a percentage of revenue, representing 65% for the three and nine months ended November 30, 2000 compared to 63% for both corresponding periods in the prior fiscal year.

The increase in these expenses was predominantly because of increased staffing and related compensation expenses. The increase in the average number of employees within SG&A was 30% for both the three and nine months ended November 30, 2000, when compared to the corresponding periods in the prior fiscal year. The Corporation has stepped up its investments in its products, distribution and service strength to focus its actions on opportunities for revenue growth.

Research and Development

Gross research and development (R&D) costs were $17.2 million, an increase of $3.4 million or 24% in the quarter ended November 30, 2000, and were $49.8 million, an increase of $10.7 million or 27% for the nine months ended November 30, 2000, compared to the corresponding periods in the prior fiscal year. The increase was partly the result of increases associated with higher staffing levels and related compensation expenses. Increases in services purchased externally and other costs associated with the development of the Corporation's product lines to meet foreign market requirements also contributed to the increase in the quarter. The increase in the average number of employees within R&D was 12% and 14% for the three and nine months ended November 30, 2000, respectively, when compared to the corresponding periods in the prior fiscal year.

During the quarter ended November 30, 2000 the Corporation continued to invest in R&D activities for its business intelligence solutions, including further development of e-Application packages and continued investment in the existing Cognos enterprise business intelligence platform. During the quarter the Corporation released a new version of Cognos Query, the Corporation's Web-based database query and navigation tool. During the nine month period ended November 30, 2000 the Corporation released DecisionStream 6.5, the data mart creation component of the BI platform which unites data from disparate sources and consolidates it into data marts. In addition to the Corporation's e-Application for Sales Analysis, Inventory Analysis and Financial Analysis, the Corporation announced the e-Commerce Analysis application for the IBM WebSphere Commerce Suite during this nine month period. The Corporation also announced version 5.0 of Cognos Finance, a solution that delivers integrated budgeting, forecasting, consolidation and financial reporting and analysis in one comprehensive system, and version 1.5 of Cognos Visualizer which has significant enhancements for scorecarding and key performance indicator applications displaying these metrics in a single presentation. As indicated in the preceding discussion on revenue, the Corporation believes that its business intelligence products address the current market need for distributing corporate information to the end user's desktop in an extended enterprise environment of corporate intranets, extranets and client/server networks.

Net R&D expenses were $16.9 million, an increase of $3.3 million or 24% in the quarter ended November 30, 2000, and were $49.2 million, an increase of $10.6 million or 27% for the nine months ended November 30, 2000, compared to the corresponding periods in the prior fiscal year. The increase was the result of the increased gross R&D expenses as outlined above.

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

                                                  Three months ended     Nine months ended
                                                      November 30,         November 30,
                                                   ------------------   -------------------
                                                    2000       1999      2000        1999
                                                   -------    -------   -------     -------
                                                                  (US$000s)
   Gross research and development costs........    $17,158    $13,787   $49,811     $39,096
   Government allowance........................       (304)      (213)     (596)       (480)
                                                   -------    -------   -------     -------
   Research and development expenses...........    $16,854    $13,574   $49,215     $38,616
                                                   =======    =======   =======     =======

   Percentage of total revenue
     Gross research and development............         14%        14%       14%         15%
     Research and development..................         14%        14%       14%         14%

Acquired In-Process Technology

Powerteam OY
------------
On June 1, 2000, the Corporation acquired Powerteam OY, the Corporation's distributor in Finland. The shareholders of Powerteam OY will receive approximately $2.3 million in cash over two years and could also receive cash payments not to exceed $0.5 million over the next three years. The acquisition of Powerteam OY did not involve the purchase of acquired in-process technology.

NoticeCast Software Ltd.
------------------------
On September 21, 2000, the Corporation acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast's Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The shareholders of NoticeCast Software Ltd. received approximately $9,000,000 in cash on closing and will receive 148,468 shares of the Corporation's common stock valued at approximately $4,820,000. The shares are being held in escrow by the Corporation and will be released on the second anniversary of the closing of the transaction. For valuation purposes, the shares were appropriately discounted. An independent appraisal valued the in-process research and development at $3,000,000. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Corporation recorded a special charge of $3,000,000 (or $0.03 per share) in the third quarter ended November 30, 2000 to write off the in-process technology.

At the time of acquisition, the NoticeCast product required integration with the Cognos platform, enhancements to ensure that the scalability of the product would be consistent with the Cognos platform as a whole, and also required systems testing to ensure predictability of performance. It is anticipated that the first Cognos version of the software would be available in the second quarter of fiscal 2002. The Corporation currently estimates that development efforts to complete this version of the software will cost approximately $4 million.

For the acquisition of NoticeCast, the fair value of NoticeCast's one in-process research and technology project, emPower, was assessed by independent business valuators at $3.0 million. The valuators used the income forecast method, with the percentage completion approach to value the acquired in-process research and development. The adjusted discount rate applied by the valuators to the project's cash flows was 15%. The Corporation believes that emPower was approximately 40% complete at the time of purchase. Cash inflows from this project are expected to commence in Fiscal 2002.

With the integration of the NoticeCast technology into the Cognos solution, the average price of the Corporation's products is expected to increase slightly. However, the Corporation does not expect a material impact, from the integration of this project, on the margin rates experienced historically.

The risks and uncertainties associated with completing the development of the project are as follows:

     . The Corporation may be unable to integrate the project with the Cognos platform on a timely basis.
     . The Corporation may be unable to scale the project to align it with the
       Cognos platform.
     . The Corporation may be unable to complete testing on a timely basis.
     . Testing of the project may show that predictability of performance is not in line with Cognos quality standards.

If the project is not completed on schedule, our competition may introduce similar products before us. This could result in a decline in our sales or a loss of market acceptance of our products.

Johnson & Michaels, Inc.
------------------------
On November 1, 2000, the Corporation completed the acquisition of Johnson & Michaels, Inc. (JAMI), a leading provider of business intelligence consulting services. The shareholders of JAMI will receive total cash consideration of approximately $3,915,000 over three years and 104,230 shares of the Corporation's common stock valued at $4,250,000 over the same period. Approximately $1,406,000 was paid and 39,085 shares were issued on closing; the remaining shares, all of which were issued, are being held in escrow by the Corporation and will be released on the first (33%), second (33%), and third (34%) anniversary of the closing of the transaction. The deferred shares, valued at $2,656,000, are accounted for as an offset to capital stock. The acquisition of JAMI did not involve the purchase of acquired in-process technology.

The acquisitions have been accounted for using the purchase method. The results of operations of all three acquired companies prior to the acquisitions were not material. The results of the acquired companies have been combined with those of the Corporation from the date of the acquisition.

Interest Income and Expense

Net interest income was $3.1 million in the quarter ended November 30, 2000, an increase of $1.5 million or 91% for the quarter, and was $8.5 million, an increase of $3.8 million or 80% for the nine months ended November 30, 2000, compared to the corresponding periods in the prior fiscal year. The average portfolio balances were higher in both current fiscal periods and effective interest rates were higher as compared to the corresponding periods in the prior fiscal year.

Income Tax Provision

The Corporation's tax rate is affected by the relative profitability of its operations in various geographic regions. In the three and nine months ended November 30, 2000, the Corporation recorded an income tax provision of $6.5 million and $17.5 million, respectively, which represents an effective income tax rate of 32% for the quarter and 29% for the nine month period. The tax expense was booked at 28% on $23.1 million of pre-tax income for the quarter as the write-off of $3.0 million of the acquired in-process technology, related to the purchase of NoticeCast Software Ltd., is not deductible for tax purposes. The 28% rate is consistent with the effective rate used in the three and nine months ended November 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of November 30, 2000 the Corporation had $206.4 million in cash, cash equivalents, and short-term investments, a increase of $9.7 million from February 29, 2000. In addition, the Corporation has an unsecured credit facility that includes an operating line and foreign exchange conversion facilities. The operating line permits the Corporation to borrow funds or issue letters of credit or guarantee up to Cdn$15.0 (US$9.8) million, subject to certain covenants. As of November 30, 2000, there were no direct borrowings under this operating line. As discussed further below, the Corporation has foreign exchange conversion facilities that allow it to hold foreign exchange contracts of approximately Cdn$130.0 (US$84.7) million outstanding at any one time.

As of November 30, 2000, the Corporation had a total of $4.4 million of long-term indebtedness (including the current portion of long-term debt), consisting of long-term debt and other long-term liabilities. As of November 30, 2000, working capital was $191.4 million, an increase of $24.9 million from February 29, 2000, primarily because of increases in accounts receivable, short-term investments, and decreases in the current portion of long-term debt and deferred product support revenue, which were partially offset by a decrease in cash and increases in accrued charges and income taxes payable. The change in working capital for the nine months ended November 30, 2000 included the use, by the Corporation, of $2.0 million in cash for the repurchase of 50,000 of its common shares of stock during the period.

Cash provided by operating activities (after changes in non-cash working capital items) for the nine months ended November 30, 2000 was $51.9 million, a $11.8 million increase when compared to the corresponding period in the prior fiscal year. This increase as compared to the prior period was primarily due to an increase in net income and increases in accounts payable, accrued charges, salaries, commissions and related items and income taxes payable which were offset by increases in the level of accounts receivable and prepaid expenses during the current nine month period.

Cash used in investing activities was $108.4 million for the nine months ended November 30, 2000 compared to $29.9 million used in investing activities for the corresponding period in the prior fiscal year. During the current nine month period, the Corporation invested $54.1 million related to the activity in short-term investments (net of maturities) compared to investing $8.1 million in the corresponding period in the prior fiscal year. There were acquisition costs totaling $11.3 million in the nine months ended November 30, 2000 relating to the Corporation's purchase of its distributor in Finland, the purchase of NoticeCast Software Ltd. and the acquisition of Johnson & Michaels, Inc. In the corresponding period in the prior fiscal year, the Corporation spent $2.6 million related to the purchase of the Corporation's distributor in Switzerland and the purchase of the entire outstanding minority interest in the Corporation's subsidiary in Singapore.

During fiscal 2000 the Corporation began the construction of a second building on the site of its corporate headquarters in Ottawa. This expansion will accommodate the continued growth of the Corporation and allows for the consolidation of a number of corporate operations in the Ottawa area. The Corporation has invested approximately $20.3 million in the current year and prior fiscal year and it is anticipated that costs will total $21 million. The construction of this new facility was substantially complete in December 2000 and the building is expected to be fully occupied by the end of the current fiscal year.

The Corporation issued 1,878,000 common shares, valued at $26.7 million, during the nine months ended November 30, 2000 compared to the issuance of 628,000 shares valued at $4.9 million for the same period in the prior fiscal year. The issuance of shares in the current nine month period was pursuant to the Corporation's stock purchase plan and the exercise of stock options by employees, officers, and directors, and the issuance of shares related to the acquisitions of NoticeCast Software Ltd. and Johnson & Michaels, Ltd. The issuance of shares during the nine month period ended November 30, 1999 was pursuant to the Corporation's stock purchase plan and the exercise of stock options by employees, officers, and directors. The Corporation's financing activities for both nine month periods also included the repurchase of its own common shares in the open market. During the nine months ended November 30, 2000, the Corporation repurchased 50,000 of its own shares at a cost of $2.0 million compared to 2,286,000 shares repurchased at a cost of $26.0 million in the corresponding period in the prior fiscal year.

The share repurchases made in the current nine month period were part of an open market share repurchase program. The program adopted in October 1999 expired on October 8, 2000. This program enabled the Corporation to purchase up to 4,200,000 (not more than 5% of those issued and outstanding) common shares between October 9, 1999 and October 8, 2000. Under this program the Corporation repurchased 50,000 of its shares for $2.0 million in the nine months ended November 30, 2000. During the term of the program the Corporation repurchased a total of 150,000 of its shares for $3.4 million; all repurchased shares were cancelled. In October 2000, the Corporation adopted a new program that enables it to purchase up to 4,403,510 common shares (not more than 5% of those issued and outstanding) between October 9, 2000 and October 8, 2001. Purchases will be made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. This program does not commit the Corporation to make any share repurchases. All repurchased shares will be cancelled. The Corporation has not repurchased shares under this program during the nine months ended November 30, 2000.

The Corporation's policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, the Corporation enters into foreign exchange forward contracts to hedge portions of the net investment in its various subsidiaries. The Corporation enters into these foreign exchange forward contracts with major Canadian chartered banks, and therefore does not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of November 30, 2000, the Corporation had foreign exchange forward contracts, with maturity dates ranging from December 21, 2000 to April 26, 2001, to exchange various foreign currencies in the amount of $11.4 million.

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

The new euro currency is being introduced in stages over the course of a 3 1/2 year transition period. The Corporation believes the transition to the euro will have limited longer-term implications on the Corporation's business. The Corporation has taken steps in the transition to the euro in the area of its internal processes and systems through identifying, modifying, and testing these processes and systems to handle transactions involving the euro in accordance with the regulations. The Corporation's financial application systems represent the most significant internal systems that are affected by the transition to the euro. The Corporation upgraded these systems to a version that enables it, together with certain process changes and modifications provided by the application vendor to its supported customers, to handle the initial requirements for transactions involving the euro. The Corporation continues to identify and, where necessary, modify its systems and processes in order to handle the various stages of the euro implementation. The Corporation is continuing to monitor its pricing in Europe, giving consideration to the transition to the euro.

The Corporation believes that the costs relating to the conversion of its internal systems and processes incurred to date, along with any future costs relating to such conversions, will not have a material adverse effect on its business, results of operations, or financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

This Form 10-Q contains forward-looking statements relating to: our expectations concerning future revenues and earnings, including future growth rates, from the licensing of our business intelligence and application development products and related product support and services; the sufficiency of capital to meet our working capital and capital expenditure requirements; future prospects of our current and future products and our ability to compete in an intensely competitive marketplace.

Forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause future results to differ materially from those in the forward looking statements. Factors that may cause such differences include, but are not limited to: our ability to continue to grow at historical growth rates or to anticipate a decline in revenue from any of our products; fluctuations in quarterly and annual operating results based on historical patterns, which may cause our stock price to fluctuate or decline; rapid technological change and new product introductions and enhancements in the business intelligence software market; our reliance on partners and other distribution channels to market and distribute our products; unauthorized use of our intellectual property; the loss of rights to use software licensed to us by third parties; claims by third parties that our software infringes their intellectual property; our ability to compete in an intensely competitive marketplace; risks inherent in international operations such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate and retain highly qualified management and other key personnel; our ability to identify, pursue and complete acquisitions which could divert management attention and financial resources and not produce desired business results; our ability to appropriately value the acquired in-process research and development; our ability to address issues relating to the transition to the euro; and volatility and fluctuation of our stock price. As a result of these, and other factors, we may experience material fluctuations in future operating results on a quarterly and annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the next fiscal year. A detailed discussion of each of these risk factors is contained under the heading "Certain Factors That May Affect Future Results" in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. The amount of our long-term debt is immaterial. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter and nine months ended November 30, 2000, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the German mark, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of November 30, 2000, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that the Corporation's Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against the Corporation and unspecified damages. The Corporation believes the complaint is without merit and intends to vigorously contest it. Based on the preliminary stage of the proceedings, the Corporation cannot estimate the financial impact, if any, at this time.

In addition, the Corporation and its subsidiaries may, from time to time be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

Item 2.   Changes in Securities
          ---------------------

c) On September 21, 2000, the Corporation acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast's Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The shareholders of NoticeCast Software Ltd. received approximately $9 million in cash on closing and 148,468 shares of the Corporation's common stock valued at approximately $4,820,000 over two years. The shares are being held in escrow by the Corporation and will be released on the second anniversary of the closing of the transaction. For valuation purposes, the shares were appropriately discounted. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. This acquisition resulted in a charge against after-tax income of approximately $3 million, or $0.03 per share, as a write-off of in-process research and development under U.S. Generally Accepted Accounting Principles.

     On November 1, 2000, the Corporation completed the acquisition of Johnson & Michaels, Inc. (JAMI), a leading provider of business intelligence consulting services. The shareholders of JAMI will receive total cash consideration of approximately $3,915,000 over three years and 104,230 shares of the Corporation's common stock valued at $4,250,000 over the same period. Approximately $1,406,000 was paid and 39,085 shares were issued on closing; the remaining shares, all of which were issued, are being held in escrow by the Corporation and will be released on the first (33%), second (33%), and third (34%) anniversary of the closing of the transaction. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The deferred shares, valued at $2,656,000, are accounted for as an offset to capital stock.

     The acquisitions will be accounted for using the purchase method. The results of the acquired company will be combined with those of the Corporation from the date of the acquisition.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a)   Exhibits

          99 - Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

b)   Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended November 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COGNOS INCORPORATED
                                           (Registrant)



     January 12, 2001                       /s/ Donnie M. Moore
--------------------------    -------------------------------------------------
           Date               Donnie M. Moore
                              Senior Vice President, Finance and Administration
                               (Principal Financial Officer and Chief Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT NO.                                            DESCRIPTION                                           PAGE
     -----------                                            -----------                                           ----
          99            Selected Consolidated Financial Statements in U.S. Dollars and in accordance with
                        Canadian Generally Accepted Accounting Principles                                         29-31