Form 10-K405
period 2001-02-28
COGNOS INC
filed 2001-05-29
CIK 746782

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                ------------------------------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended FEBRUARY 28, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For The Transition Period From _________ To ________

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
                   Common Shares Without Nominal Or Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                         ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares on the Nasdaq National Market on May 4, 2001, was approximately US$1,617,897,000.

As of May 4, 2001, 88,442,071 Common Shares, without nominal or par value, were outstanding.
                                                                   continued....
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the COGNOS INCORPORATED Annual Report to Shareholders for the fiscal year ended February 28, 2001, are incorporated by reference into Items 5, 6, 7, 7A and 8 of Part II of this Annual Report on Form 10-K. The incorporated portions are filed as Exhibit 13.


                               REPORTING CURRENCY

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.


                                   TRADEMARKS

Cognos and the Cognos logo, Cognos Upfront, Axiant, DecisionStream, emPower, Impromptu, LEX2000, PowerHouse, and PowerPlay are trademarks or registered trademarks of Cognos Incorporated in the United States and/or elsewhere. All other trademarks or trade names referenced to in this Annual Report on Form 10-K are the property of their respective owners.

                                TABLE OF CONTENTS



                                                                                  PAGE
                                                                                  ----

                                     PART I

Item 1.       Business........................................................    1-14
Item 2.       Properties......................................................      14
Item 3.       Legal Proceedings...............................................      15
Item 4.       Submission of Matters to a Vote of Security Holders.............   16-17


                                     PART II

Item 5.       Market for the Registrant's Common Equity
                 and Related Stockholder Matters..............................      18
Item 6.       Selected Financial Data.........................................      19
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................      19
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk......      19
Item 8.       Financial Statements and Supplementary Data.....................      19
Item 9.       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................      19


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..............   20-21
Item 11.      Executive Compensation..........................................   22-27
Item 12.      Security Ownership of Certain Beneficial
                 Owners and Management........................................   28-29
Item 13.      Certain Relationships and Related Transactions..................      29


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K..........................................   30-32

Signatures    ................................................................      33

                                     PART I

ITEM 1. BUSINESS

Overview

Cognos is a leading global provider of business intelligence software solutions. We develop, market, and support an integrated business intelligence platform that allows our customers, as well as their partners, customers, and suppliers, to analyze and report data from multiple perspectives and to coordinate decision-making and actions across the extended enterprise through intranets, extranets, and the Internet. Our software is designed to provide our customers with the ability to effectively use data to make faster, more informed decisions in order to improve operational effectiveness, increase customer satisfaction, accelerate corporate response times, and, ultimately, increase revenues and profits.

Our enterprise business intelligence platform (EBI Platform) is uniquely positioned to take advantage of the accelerating demand for business intelligence solutions for the extended enterprise across all industries. Our EBI Platform is an integrated software foundation that is designed to meet our customers' end-to-end business intelligence requirements, including reporting, analysis, query, and visualization, in a secure, Web-based environment that is easy to use and deploy. The information is distributed over a business intelligence portal that enables users, both inside and outside the organization, to access business intelligence content, such as reports and scorecarding, through a single, personalized Web-based interface. Our business intelligence solution also includes an integrated set of analytic applications built upon the foundation of our EBI Platform, which provide "out-of-the-box" functionality for reporting and analysis in the areas of finance, inventory, and sales.

We rely primarily on our direct sales force to target Global 2000 companies. We also license our products to a broad range of small and mid-size businesses. In fiscal 2001, sales made by our direct sales force accounted for approximately 70% of our software license revenue. We place reliance on the key relationships that we have developed with resellers, original equipment manufacturers, and system integrators worldwide to distribute our products.

As of February 28, 2001, we had more than 17,000 customers located in over 120 countries, representing an installed base of approximately 2.5 million users. We currently have 52 sales offices in 20 countries. In fiscal 2001, we had total revenue of $495.7 million, of which approximately 64% was derived from sales in North America, 30% from sales in Europe, and 6% from sales in Asia/Pacific.


Industry

Business intelligence software allows non-technical users to easily access and analyze data gathered from across the extended enterprise. With business intelligence software, users can extract the value in database information by interacting with easy-to-understand graphs, tables, and reports. Business intelligence solutions can help an enterprise realize competitive advantages by enhancing its ability to make more timely, informed decisions at all levels within the organization and across the extended enterprise.

Today, enterprises around the world use business intelligence solutions for numerous purposes, including:

 .    to uncover new business opportunities, customer acquisition trends, and revenue sources;

 .    to build stronger relationships with customers, partners, and suppliers through the development of integrated supply chain management, customer relationship management, and e-business initiatives;

 .    to recover and avoid costs through better management and control over enterprise resources, such as inventory, manufacturing, and service employees; and

 .    to create measurable returns on investment through the optimization of business processes.

For example, many large manufacturers use supply chain management solutions to integrate their transaction systems with those of their suppliers. Our business intelligence solution allows these manufacturers to evaluate and improve their e-business processes by exchanging reports and analyses with suppliers, thereby ensuring a common context for measuring business performance. As a result, manufacturers and their supply chain partners can strengthen their relationships and develop new opportunities for innovation since all parties are informed of the key performance metrics and the drivers of success.

We believe that business intelligence solutions are becoming a strategic requirement of global organizations for the following reasons:

e-Business and Extranets. e-Business and extranets have facilitated collaboration among customers and suppliers and created the need to integrate online and traditional operations. e-Business is responsible for changes in traditional business processes in areas such as marketing, outsourcing, automation, service dispatch, and product distribution and has changed the way in which these processes are monitored. As enterprises execute new business processes, the need for all participants to quickly understand the effectiveness of changes and to access new information in shorter time frames will continue.

Enterprise-Wide Focus. The growth of global corporations with broadly distributed functions and the requirement for coordinated decision-making has accelerated the need for an enterprise-wide focus on business performance. Decision-makers now require a consistent enterprise-wide view of their business for measuring performance.

Increasingly Competitive Business Environment. In a business environment characterized by the rapid spread of information, more efficient communications, and technological innovation, organizations are under competitive pressure to continuously improve their business processes. Innovations have not only increased the speed and efficiency of businesses, but also intensified competition. In order to succeed in this environment, enterprises must improve the ability of business professionals to access and analyze data.

Development of Internet Architecture Affects the Number and Type of Users. Internet technologies have allowed organizations to deploy business intelligence solutions more widely and cost-effectively because the need to install and maintain applications on each user's desktop computer has been eliminated. This development has increased the number of users of business intelligence products within organizations. In addition, the use of extranets has expanded the user base for business intelligence solutions to include all of a company's customers, partners, and suppliers in a network of shared intelligence and collaborative decision-making.

Increasing Amounts of Data Created by Enterprise Resource Planning and e-Business Systems. The implementation of enterprise resource planning systems and of e-business have allowed enterprises to create and store increasing amounts of data from traditional systems, as well as from new e-sources such as clickstream data and Web sites. Powerful business intelligence tools are required to analyze this data so that it can be effectively used to make timely, well-informed business decisions.

An emerging trend in the business intelligence market is the growing demand for pre-packaged applications that focus on specific functional areas. These applications reduce the time, effort, and cost required for an organization to realize competitive advantages from business intelligence and can help enterprises quickly achieve stronger returns on investment from operational applications such as enterprise resource planning, customer relationship management, and supply chain management implementations.


The Cognos Solution

Our EBI Platform is uniquely positioned to meet the broad business intelligence challenges faced by organizations in a variety of industries. Our business intelligence solution is a complete fully-integrated Web-based platform that is easy to use and scalable. The following are the key attributes of our EBI
Platform:

Built for e-Business. Our platform is uniquely positioned to take advantage of the opportunities represented by e-business. The majority of our Web-based solutions do not require software programs (e.g., Java applets or browser plug-ins) to be installed on the end-user's computer. For many large corporations, the installation of third-party software creates security concerns, and, as a result, they disable features in their Web browsers to prevent their employees from loading such software. In addition, the portal and centralized security components of our platform make it ideal for use in intranet, extranet, and Internet environments because each user's view can be remotely customized and controlled. Because our platform is comprised of Web server-based components, it can be quickly and easily deployed to many users and costs of training can be minimized.

Complete End-to-End Solution. We believe that our EBI Platform is the only complete end-to-end integrated business intelligence platform capable of addressing all the business intelligence needs of the extended enterprise. We provide an entire business intelligence framework that is capable of collecting and organizing information, combining it with data from other functional areas, performing analysis, and presenting the results in a personalized format to the user, all within a secure environment.

Flexibility. The component-based nature of our platform allows customers to purchase functionality that fits their particular needs and allows them to easily expand their capabilities as required. This flexibility helps our installed customer base to move quickly from a departmental focus to an enterprise-wide approach to business intelligence.

High Speed of Adaptability. Our solution models data from across the extended enterprise according to consistent business rules, and, as a result, the individual business intelligence applications built on our platform are driven from a common framework. This model-based approach enables rapid and cost-effective adaptation to changing business conditions because adjustments that are made to the centralized models are applied to the entire system automatically. Without a model-based approach, developments in the business environment can lead to costly and time-consuming changes to thousands of reports.

Consistency. Our solution establishes one set of business rules and definitions that is shared by all users throughout the extended enterprise. One of the major limitations of existing business intelligence tools is that they are departmental solutions that have the inherent weakness of not being able to provide a consistent, enterprise-wide view of data. Unlike these products, our integrated EBI Platform ensures complete consistency of information among users and the ability to validate the decisions of others through a shared context.

Advanced Personalization. Our platform is capable of generating reports and conducting analyses for users at all levels and across all functional areas, both inside and outside an organization. The information that a user is able to access, and the reports and analyses the user receives, can be easily tailored to meet the format and content requirements of the user based on personal preference and appropriate level of access. Users in the extended enterprise, such as suppliers and customers, can be granted access to the appropriate information that relates to their role in the enterprise's business process.


Strategy

Our objective is to capitalize on our market leadership position to become the leading strategic supplier of business intelligence solutions for use across the extended enterprise and to have our EBI Platform meet the strategic requirements of large global organizations. We intend to achieve this objective by executing the following strategies:

Enhance Our EBI Platform to Further Capitalize on e-Business and Extranet Opportunities. We believe that e-business represents an opportunity for business intelligence solutions, and we intend to continue developing and optimizing our solution for use in e-business and extranet applications.

Maintain Our Focus on Enterprise-Wide Deployments. We believe that enterprise-wide deployments will continue to represent the largest segment of consumers of business intelligence solutions. There is a significant first-move advantage associated with becoming an organization's sole business intelligence provider. We intend to take advantage of this opportunity by promoting our integrated, Web-centric, scalable platform to large global companies.

Expand Our Presence in the Analytic Applications Market. In fiscal 2000, we created an e-Business Intelligence Applications unit to focus on delivering pre-packaged business intelligence applications as part of our EBI Platform for key parts of our customers' businesses. We currently have operationally oriented analytic applications for reporting and analysis in the areas of sales, accounts receivable, general ledger, accounts payable, inventory management, and procurement. Our objective is to develop a series of connected next-generation analytic applications that will enable enterprises to have a 360-degree analytical view of their business.

Continuously Develop Our Business Intelligence Solution to Address Emerging Technologies. As computing trends change and new technologies emerge, we will continue to provide solutions to coordinate decision-making and action across the extended enterprise. For example, we believe that over the next few years, a significant amount of the information consumed by our customers will be accessed using wireless devices. To this end, in September 2000, we completed the purchase of NoticeCast Software Ltd. to provide us with the ability in the future to extend our platform to include real-time delivery of business intelligence to Web-connected and wireless devices. We are well-positioned for this transition because our platform is built around an infrastructure that uses XML technology, which can be easily integrated into the wireless world. Through acquisitions, the formation of strategic alliances, and our own in-house development, we will ensure that we are continuously focused on emerging technologies as they relate to business intelligence.

Products

Enterprise Business Intelligence Platform

Our EBI Platform comprises highly scalable business intelligence servers encapsulated in a robust layered architecture. This platform provides a single, common software foundation to deliver a highly integrated and expandable business intelligence solution. The platform's architecture consists of the following five layers:

     .    portal;

     .    business intelligence servers;

     .    modeling and business rules;

     .    data mart creation; and

     .    security service.

These layers operate in a seamless, integrated environment as a result of their shared infrastructure. The scalability of the platform architecture allows organizations to deliver business intelligence applications to a large and broad user community, both inside and outside an organization.

Customers who purchase one of our business intelligence servers are also provided with the platform layers for modeling and business rules, security, and information delivery as integrated parts of their solution. With this framework, our customers are able to more quickly and easily deploy the server-based capabilities to end-users. In addition, this approach facilitates a customer's ability to add new capabilities because additional servers can be easily plugged into the existing infrastructure. This flexibility is critical as a customer's requirements change and as we introduce new capabilities to our solution.

                                   [GRAPHIC]

Portal. The portal service is delivered through a single component, Cognos
------
Upfront(TM), which can be customized to fit seamlessly in an existing corporate portal or intranet/extranet environment. For information technology professionals, the portal represents a single point of content delivery and management for end-users inside and outside the organization. It is designed to ensure that each user views only the content he or she has authority to access. For end-users, the portal is a single, Web-based point of personalized access to business intelligence content that can be customized to present content in a format that is familiar and appropriate to each user. The portal also enables many users to share and collaborate on information.

Business Intelligence Servers. The business intelligence servers facilitate all
-----------------------------
end-user business intelligence activities, including reporting, analysis, and query, for users inside and outside an organization. All of the servers use the portal for managing, deploying, and presenting content and use other platform components for common security and business modeling. All business intelligence servers are based on a scalable architecture with performance management capabilities and fail-over protection. Our business intelligence servers' functionality is based on a suite of proprietary applications that offers:

Reporting. Our platform's reporting server is packaged as the Impromptu(R) Web Reports server. Reports can be rendered and viewed by browser users in a variety of outputs such as CSV, Excel, or Adobe PDF files. Customers use this component to securely author, manage, and broadcast sales results, inventory figures, financial updates, and other regularly scheduled reports that are distributed to a large Web-based community of users.

Analysis. Our platform's analysis server is packaged as the Cognos PowerPlay(R) Enterprise server, which delivers online analytical process (OLAP) reporting and analysis. PowerPlay's single application server architecture allows organizations to deploy and manage online analytical processes from a central point of control. Through the Web, Windows, or Excel, users are able to access multidimensional data and use PowerPlay for analysis and reporting. Users can perform their own ad hoc analysis by investigating, in any combination and at any level, the critical success factors that drive their business. This server enables users to identify patterns and trends that they cannot readily identify with other methods of analysis. Users can manipulate information by "drilling down" through layers of summary information in successively greater levels of detail and can present the information in multiple graphical displays.

Query. Our platform's query server is packaged as the Cognos Query server. This server presents users with a simple and integrated view of various databases, allowing them to quickly and easily navigate corporate data. This engine allows users to run pre-defined queries or build ad hoc queries from within the Cognos portal. The software uses hyperlinks to allow users to jump from query to query to see related information such as customer details, sales orders, or the detailed transactions that underlie a particular analysis.

Scorecarding and Advanced Data Visualization. Our platform's visualization server is packaged as Cognos Visualizer. This Web-based server delivers advanced visualization graphics, animation, mapping, and scorecarding, all fully integrated with the analysis and reporting servers. The foremost application of Cognos Visualizer is the construction of balanced scorecard systems that enable users to see complex business relationships and the interplay between factors that drive a company's business.

Modeling and Business Rules. The modeling layer of our business intelligence
---------------------------
solution drives the consistency and adaptability of our platform. This layer is packaged as Cognos Architect, which ensures that every manager has a common framework for evaluating business performance and making key business decisions. This layer has the ability to present information stored in corporate databases in a format that is useful to the people who are responsible for the performance of the enterprise. In addition, common business rules, calculations, and goals such as the definitions of profitability, cash flow, and return on investment are visible and shared by all users. Each manager can be provided with a personalized view of information as well as a common view of business performance that permits the rapid coordination of management decisions and actions.

Data Mart Creation. Unlike solutions provided by other business intelligence
------------------
vendors, our EBI Platform has the ability to create and manage a data mart from an existing database. This data mart creation capability is packaged as Cognos DecisionStream(TM). Our solution is optimized for modeling, transforming, and creating high-speed, scalable business intelligence data marts that have embedded knowledge of the business intelligence applications they will serve, thereby enabling faster deployment and user acceptance of these applications. Our data mart creation and business intelligence tools work together to ensure that many of the calculations and analytic operations can be performed at the database level, which can dramatically improve response time and network traffic loads. Companies can build a network of data marts that spans the extended enterprise, using shared and common business models to ensure consistency and rapid adoption of change.

Security Service. The security server layer spans the other four layers of our
----------------
EBI Platform to provide common, centralized security. The security server is delivered by a single component called Access Manager that allows information technology (IT) managers to manage and maintain user profiles and classes for all servers from a single console. This service addresses both authentication security and authorization security, which determines what information users have the right to view. Access Manager uses open security standards, which allows it to be easily integrated with other enterprise security systems.

Cognos e-Applications

An emerging trend in the market for business intelligence is the growing demand for pre-packaged solutions. We have developed our Cognos e-Applications, an integrated set of analytic applications that provides "out-of-the-box" functionality for our customers. Our platform environment makes it easy for customers to combine appropriate capabilities and to deploy them quickly.

Our e-Applications are flexible and extendible because they are built upon the foundation of our EBI Platform. Customers are able to change models, create new reports, and perform new analyses by using our business intelligence servers in conjunction with our e-Applications. These applications reduce the time, effort, and cost required for an organization to gain a competitive advantage from business intelligence and can help the organization realize returns on investment from operational applications such as enterprise resource planning, customer relationship management, and supply chain management implementations more quickly. These e-Applications are enabled by a comprehensive Business Performance Management Foundation that includes:

     . business decision-making requirements (both functional and cross-functional) defining the type of analysis required based on best practices;

     . a technical design which ensures consolidated data from across the organization (ERP and other data sources), delivering consistent and reliable results;

     . a strategic architecture which allows for incremental implementation by functional area; and

     . Enterprise Business Intelligence (EBI) designed to deliver rich analysis and reporting, with the functionality to share information across the organization, as well as across corporate intranets and extranets with key business partners.

Application Development Tools

Our legacy line of products based on application development tools marketed under the PowerHouse(R) and Axiant(R) names represented approximately 10% of our total revenue for the fiscal year ended February 28, 2001. PowerHouse is an application development environment that enables customers to quickly develop complex business applications.

We believe there has been a fundamental shift over the past several years away from application development environments towards packaged solutions. The large majority of organizations now choose to buy their next generation of business systems, rather than to attempt to build these corporate applications internally. Our strategy for this mature part of our business is focused solely on maintaining the product and supporting our existing customers. Product support is the largest source of revenue from these customers, and, as a result, we expect to continue to update our application development products to reflect the changing requirements of our customers. We expect our revenue from application development tools to continue to decline as customers focus on the next generation of business intelligence solutions.

Support and Services

Support and services are a critical part of our business intelligence solution. We offer a wide variety of packaged and on-demand services to assist our customers with the installation, deployment, and effective use of our EBI Platform.

We are committed to providing our customers with a broad range of high-quality services that will ensure their ongoing satisfaction and influence their future purchasing decisions. These services include product support, education, and consulting.

Product Support Services. Product support services consist primarily of product enhancements, documentation, and support for product and documentation problem resolution. Telephone support and Web-based customer self-service support are also key to customer satisfaction and are available worldwide. These solutions provide our customers with online answers to their product questions, 24 hours a day.

Education Services. Customers typically require specific training when they purchase our EBI Platform. In addition, we believe that customer education helps maximize the potential of productivity gains from our products. We provide regularly scheduled courses at Cognos education centers. Courses are also delivered on customer sites and can be customized to reflect the customer's data. We also offer e-training for customers through the use of computer-based training and "virtual classrooms" over the Internet.

Consulting Services. We provide a variety of consulting services to our customers, such as implementation, planning, installation, design, and deployment reviews. These services can take the form of consulting services that are billed on a daily basis at competitive rates or pre-packaged services that are purchased for a particular project over a specific time frame. Generally, our consulting is aimed at guiding our customers through the solution implementation process and providing technical EBI expertise.


Customers

As of February 28, 2001, we had more than 17,000 customers located in over 120 countries, representing an installed base of approximately 2.5 million users. Our primary customer focus is Global 2000 companies. We also license our products to a broad base of small and mid-size businesses.

Although our EBI Platform is a complete solution for the extended enterprise, our customers typically purchase our solution in stages. The first stage typically involves the purchase of a component of our solution to address a particular departmental requirement. The second stage usually involves purchases by other departments within that organization, often for applications that are closely related to the initial purchase. In many cases, there are a number of purchases in several departments before a customer makes the decision to deploy our solution on an enterprise-wide basis. Throughout the sales cycle, we work closely with our customers in the design of new products and the evolution of existing solutions.

We view our large customer base as a significant asset. Because our platform solution makes it easy for customers to add new capabilities to the established infrastructure, our current customer base represents a market for additional business intelligence and analytical application sales. As an incumbent supplier, there is potential revenue growth through additional sales to existing customers.

Our EBI Platform can be deployed across all industries. Data-intensive businesses, such as financial services, insurance, health care, and government, as well as industries that are under competitive pressure to continually improve their business processes, such as retail, automotive, consumer packaged goods, and other manufacturing companies, have been the leaders in adopting enterprise-wise solutions. No single customer accounted for 10% or more of our total revenue in any of the last three fiscal years.


Sales and Marketing

We use an international, multi-tiered channel distribution system to reach customers on a cost-effective basis. We support these channels with an extensive organization of pre-sales and post-sales technical specialists. Our worldwide sales and marketing organizations are managed from our Burlington, Massachusetts location.

Sales Channels

We support our sales channels with lead-generation and marketing programs, including direct mail, public relations, advertising, telemarketing, Web-based programs, promotional seminars, and participation in trade shows and user group meetings. The principal elements of our distribution system are as follows:

Direct Sales. We use a direct sales force in all major markets as the primary
------------
channel for distribution. We believe our quota-carrying direct sales force increases our visibility and market penetration, ensures long-term customer contact, and facilitates sales of additional products. Because the demand from Global 2000 companies for enterprise-wide business intelligence solutions is growing, our sales force targets the senior executives of an organization. We believe that a direct sales force is more effective than third-party sales in reaching this market because it is more relationship focused. As of February 28, 2001, we employed over 300 sales representatives in 52 sales offices located in 20 countries.

Third Parties. In order to extend our geographic coverage, we also market our
-------------
products in selected regions through third-party channels, which include resellers, value-added resellers, original equipment manufacturers, system integrators, and distributors. Examples include:

     . original equipment manufacturers such as CODA, GEAC Solutions, GE Capital Information Solutions, NCR, Peregrine Systems, and Tivoli;

     .    systems integrators such as Andersen and PriceWaterhouseCoopers; and

     .    application service providers such as Corio Inc. and Surebridge Inc.

Telesales.  We also use telesales representatives in certain areas to sell
---------
products and services,  primarily to our installed customer base.

Marketing and Technology Relationships

Cognos has three categories of partners: business partners, technology partners, and alliance and marketing partners.

Cognos Business Partners. Cognos Business Partners provide our customers with
------------------------
expert implementation of Enterprise Business Intelligence (EBI) solutions. This global network of partners offers a wide variety of management and technology best practices to ensure a quick return on investment from our clients' investments in Cognos' reporting and analysis solutions. Recognizing the diversity of our client base and that one size may not fit all, Cognos developed a program to include two categories of partners: Enterprise Integrators and Solution Providers.

Enterprise Integrators. Enterprise Integrators are large, multinational management and technology consulting firms that assist Global 2000 corporations in developing and re-engineering their business processes. These firms include the Top 100 management consulting organizations and system integrators, including the Big Five.

Solution Providers. Solution Providers are regionally focused management and technology consulting firms that provide expert EBI planning and implementation services to both traditional brick-and-mortar and today's click-and-mortar businesses. These firms, which focus primarily on small to mid-size enterprises, are self-sufficient Cognos representatives who are capable of delivering Cognos products and services to their respective clients.

Through membership in the Cognos Business Partners Program, our partners receive discounted services and partner-only resources to help them deliver innovative e-business solutions. The Cognos Business Partners Program includes:

     . a common design for incentives, education, marketing support, and other enablement programs;

     . a common tiered-membership structure, with increasing benefits for Cognos Business Partners who invest more in support of Cognos offerings; and

     . the option of becoming a Professional Services Partner. Service Partners augment our Professional Services organization, providing additional coverage and specialized skills to assist our clients in achieving optimal results with our software.

Technology Partners. Our technology partners consist of industry-leading
-------------------
database, server, OLAP server, Internet, enterprise application, and connectivity technology companies, including Hyperion Solutions, IBM, NCR, and Oracle.

These technology and marketing relationships also provide us with the opportunity to market our products together with packaged solutions.

Alliance and Marketing Partners. We also participate in cooperative technology
-------------------------------
and marketing programs with hardware, software, and database vendors, including the following: Compaq Solutions Alliance Partner, HP Solutions Provider Program, Hyperion Essbase Ready Partner, IBM Information Warehouse Alliance Partner, Informix Solution Alliance Partner, Microsoft Data Warehousing Alliance Partner, Onyx Software Partner, Oracle Partner Program, PeopleSoft/Vantive Global Alliance Program, SAP Complementary Software Partner, Scalable Data Warehouse Partner, Siebel Premier Software Partner, and Sybase Business Solutions Alliance.


Marketing

We divide our marketing organization between corporate marketing and field marketing. These two groups are coordinated to provide a consistent market message and presence and effective market coverage for Cognos.

Our corporate marketing focuses on increasing "Cognos" brand awareness and visibility through advertising, events, sponsorship, our corporate Web site, and sales collateral. Our product marketing focuses on defining the key messages and positioning needed to win in our core data warehouse, OLAP, reporting, CRM, and B2B market segments and on defining the market requirements that drive product development. The marketing function is managed from our Burlington, Massachusetts, office, with the majority of staff in Ottawa, Canada.

We have deployed our field marketing organization throughout the world. This group is responsible for sales-lead generation and local marketing programs, such as trade shows, seminars, direct mail programs, and user group meetings and conferences, to help ensure local visibility and healthy sales pipelines.


Research and Development

We believe that our talented and experienced research and development staff is one of our core strengths. Our research and development efforts are aimed at enhancing and extending our existing business intelligence solution and creating new products. As of February 28, 2001, our research and development staff consisted of 781 employees. Research and development is undertaken primarily at our corporate headquarters.

Research and development costs were $67.3 million, $53.5 million, and $42.3 million for fiscal 2001, 2000, and 1999, respectively. Research and development costs have continued to increase, in dollar terms, over the last three fiscal years, but have remained constant at 14% of total revenue.

During fiscal 2001, we continued to invest in research and development of business intelligence solutions, particularly those solutions that support our strategy of meeting the needs of the extended enterprise within the e-business economy. These investments included the development of additional e-Application packages, which include pre-defined data marts, key reports, and analysis solutions.

Our business intelligence platform and application development tools were developed primarily through internal resources. In support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms, and we have undertaken further development to integrate these products into our offerings. Most of the third-party licenses are non-exclusive and do not preclude third parties from entering into similar agreements with our competitors.

Competition

The business intelligence market is highly competitive. Our competitors include software vendors that operate independently of hardware vendors, but who may have marketing or technology agreements with these vendors; database vendors who offer application development, query, and reporting products for their own databases; large diversified vendors who offer products in numerous market segments; and other companies that may in the future announce offerings of business intelligence products. Some of the key factors that affect our competitive position include the method of distribution, functionality, support and service, ease of use, price, training, and vendor stability and experience.

Due to the all-encompassing nature of our EBI Platform, we encounter many competitors who focus on a single area within our overall offering. Our products compete directly and indirectly against various tools, depending on user needs and computing environments.

There are several broad categories of competitors:

Vendors of Query and Reporting Tools. These vendors manufacture and sell tools that enable users to query and report against corporate databases. They include Business Objects, Brio Technology, Seagate Software, and Oracle.

Vendors of Managed Reporting Environments. These vendors manufacture and sell products that are designed to execute and distribute large numbers of complex reports to many users. They include Actuate and Brio Technology.

Vendors of Multidimensional Analysis Tools. These vendors manufacture and sell products that enable users to view, explore, and analyze a summarized view of their business using OLAP technology. They include Hyperion Solutions, Oracle, and MicroStrategy.

Database Vendors. Some database vendors have tools that are included with their database environment that can be used for query and reporting, as well as some OLAP functionality. They include Oracle, Informix, and Microsoft.

Application Vendors. Some application vendors manufacture and sell tools that are included with their application environment that can be used to create and deliver application-specific reports and analysis. They include Oracle, SAP, E.piphany, and i2 Technologies.

Our products are complementary with the products of many of the above-named competitors, and, as a result, we have cooperative marketing relationships with some of these vendors, including Oracle and Hyperion Solutions. We expect our current competitors and potentially new competitors to continue to improve the performance of their products and to introduce new products or new technologies that reduce costs and improve performance.

Employees

As of February 28, 2001, we had 2,704 full-time permanent employees. We believe that our future success will depend, in part, on our ability to continue to identify, hire, motivate, and retain skilled and experienced personnel. In the software industry, there is a high demand for such employees. Historically, we have been successful in recruiting and retaining sufficient numbers of qualified personnel.

We have formalized knowledge transfer programs for sales, technical, and research and development personnel to ensure that new staff are fully productive as soon as possible. In addition, there are formalized skills renewal programs for staff to ensure that they are employing state-of-the-art techniques for software development, customer support, sales, marketing, and management.

We are also committed to developing strong management skills in our personnel and have established formal management and leadership development programs that promote effective management techniques and excellence in functional leadership.

None of our employees is represented by a labor union.

Copyright, Trademarks, Patents, and Licenses

In accordance with industry practice, we rely upon a combination of contract provisions and copyright, trademark, and trade secret laws to protect our proprietary rights in our products. We license the use of our products to our customers rather than transferring title to them. These licenses contain terms and conditions prohibiting the unauthorized reproduction, disclosure, or transfer of our products. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers, employees, and consultants. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. However, effective copyright protection may not be available in some countries in which we license or market our products. We recognize that patent law may offer effective protection for our current and future products, and we have embarked on a program to identify and seek patent protection for appropriate elements of our products. There can be no assurance that any patentable elements will be identified or, if identified, that patent protection will be obtained. We have also obtained or applied for trademark registration of most of our product names, as well as the name Cognos, in all of our major markets. While the duration of trademark and copyright protections varies from country to country, we believe that the duration of this protection will be adequate to protect our products during the periods of their economic value.

However, we believe that, due to the rapid pace of innovation within our industry, technological and creative skills of our personnel are even more important to establishing and maintaining a technology and product leadership position within the industry than are the various legal protections of our technology.


ITEM 2.  PROPERTIES

Cognos owns the building located at 3755 Riverside Drive, Ottawa, Canada, the Corporation's corporate headquarters. During fiscal 2001 the Corporation completed the construction of a new building at this location. The total square footage of the Riverside facility is 268,000. The facility is located on approximately six acres of land which also includes a 220,000 square foot parking garage.

The Corporation also conducts its operations from leased facilities totaling approximately 171,000 square feet in Canada, 164,000 square feet in the United States, 174,000 square feet in Europe, and 32,000 square feet in Asia/Pacific.

ITEM 3.  LEGAL PROCEEDINGS

On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that the Corporation's Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against the Corporation and unspecified damages. On May 30, 2000 the Corporation answered the complaint, denying all material allegations, and counterclaimed against the Complainant for a declaratory judgment that the Corporation is not infringing on the Complainant's patent and that the patent is invalid. As these actions are at the preliminary stage, the Corporation cannot estimate the financial impact, if any, at this time.

In addition, the Corporation and its subsidiaries may, from time to time be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


Executive Officers of the Registrant

The following table sets out as of May 4, 2001, the name; age; position with the Corporation; and the principal occupation, business or employment during the last five years of each executive officer of the Corporation.


               NAME                       AGE                                   POSITION
------------------------------------    --------    ---------------------------------------------------------------
Renato (Ron) Zambonini                    54        President and Chief Executive Officer, and Director
Robert G. Ashe                            42        Senior Vice President, Chief Corporate Officer
Terry Hall                                52        Senior Vice President, Operations and Chief Operating Officer
Robert Minns                              55        Senior Vice President, New Products
Alan Rottenberg                           51        Senior Vice President, e-Business Intelligence Applications
                                                        Unit
Tony Sirianni                             41        Senior Vice President, North American Field Operations

Mr. Zambonini was appointed Chief Executive Officer of the Corporation in September 1995. Mr. Zambonini has also served as President since January 1993 and was elected to the Board of Directors in June 1994. Mr. Zambonini previously served as Chief Operating Officer of the Corporation from January 1993 to September 1995. Mr. Zambonini joined the Corporation in September 1989.

Mr. Ashe was appointed Senior Vice President, Chief Corporate Officer in May 2001. He served as Senior Vice President, Worldwide Customer Services from July 1999 to May 2001; as Senior Vice President, Products from May 1997 to July 1999; as Senior Vice President, Application Development Tools from April 1996 to May 1997; and as Vice President, Application Development Tools from April 1994 to April 1996. Mr. Ashe joined the Corporation in September 1984.

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

Mr. Sirianni was appointed Senior Vice President, North American Field Operations in June 2000. He served as Vice President, North American Field Operations from April 1999 to May 2000; as Area Vice President, North American Partner Channels from December 1997 to March 1999; and Director, Desktop Partner Channels from March 1995 to November 1997. Mr. Sirianni joined the Corporation in March 1994.

Officers are appointed annually by, and serve at the discretion of, the Board of Directors.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

For information relating to the market for the Corporation's common shares and related shareholder matters, reference is made to page 65 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as Item 14, Exhibit 13.1.

On December 3, 1998, the Corporation acquired substantially all the assets of Relational Matters including DecisionStream software. DecisionStream aggregates and integrates large volumes of transaction data with multidimensional data structures. Relational Matters will receive approximately $7,550,000 over three years and 250,980 shares of the Corporation's common stock valued at $1,823,000 over the same time period. The shares, all of which were issued, are being held in escrow by the Corporation. A portion (40%) was released on the second anniversary of the closing of the transaction, and the remainder (60%) will be released on the third anniversary of the closing of the transaction. The shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

On February 24, 1999, the Corporation acquired LEX2000 Inc., a developer of financial data mart and reporting software, for a combination of cash and the Corporation's common stock. The shareholders of LEX2000 Inc. will receive approximately $7,444,000 over three years and 252,118 shares of the Corporation's common stock valued at $1,940,000 over the same time period. Approximately 14,200 shares were delivered at closing; the remainder, all of which were issued, are being held in escrow by the Corporation. A portion (50%) was released on the second anniversary of the closing of the transaction, and the remainder (50%) will be released on the third anniversary of the closing of the transaction. The shares were issued in a private placement pursuant to Regulation D, promulgated under the Securities Act of 1933.

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

On November 1, 2000, the Corporation completed the acquisition of Johnson & Michaels, Inc. (JAMI), a leading provider of business intelligence consulting services. The shareholders of JAMI will receive total cash consideration of approximately $3,915,000 over three years and 104,230 shares of the Corporation's common stock valued at $4,250,000 over the same period. Approximately $1,406,000 was paid and 39,085 shares were issued on closing; the remaining shares, all of which were issued, are being held in escrow by the Corporation and will be released on the first (33%), second (33%), and third (34%) anniversaries of the closing of the transaction. The Corporation has conditioned a portion of the overall consideration on the continued tenure of certain employees.

ITEM 6.  SELECTED FINANCIAL DATA

For information relating to Selected Financial Data, reference is made to page 64 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as Item 14, Exhibit 13.2.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to pages 22 to 41 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as
Item 14, Exhibit 13.3.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, reference is made to page 35 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as Item 14, Exhibit 13.4.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information relating to the Corporation's consolidated supplementary data and consolidated financial statements, reference is made to pages 42 to 63 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference and filed herewith as Item 14, Exhibit 13.5.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1. (a) Identification of Directors

The following table sets out the name and age of each person nominated for election as a director at the Annual Meeting of Shareholders ("Meeting") to be held on June 21, 2001; the period of service as a director; the principal occupation, business or employment of the nominee during the last five years; all other positions with the Corporation (or its significant subsidiaries) now held by the nominee, if any; and the name of any publicly-traded corporation of which the nominee is a director.

Name and Age                          Director Since     Principal Occupation During Past Five Years

John E. Caldwell (51) +                    2000          Chief Executive Officer of Geac Computer Corporation Limited, a software and systems solutions provider, since November 2000. Private Investor from
                                                         October 1999 to October 2000, and President and Chief Executive Officer,
                                                         CAE Inc., from June 1993 to October 1999. Director of Geac Computer
                                                         Corporation Limited and Stelco Inc.

Douglas C. Cameron (62) *+                 1983          Investment Advisor, RBC Dominion Securities Inc., an investment dealer, since October 1993.

Pierre Y. Ducros (62)++                    1986          Private Investor since June 1996. Chairman and Chief Executive Officer, DMR
                                                         Group Inc. from February 1973 to June 1996. Director of Alliance Atlantis
                                                         Communications Inc., BCE Emergis, National Bank Financial and Manulife
                                                         Financial.

Douglas J. Erwin (48)++                    1998          President and Chief Executive Officer, PentaSafe Security Technologies,
                                                         Inc., an auditing and security software company, since April 1998. Chief
                                                         Operating Officer, BMC Software, Inc. from April 1994 to October 1997.

Robert W. Korthals (67)++                  1997          Chairman, Ontario Teachers Pension Plan Board since January 2000 and
                                                         Chairman, Co-Steel Inc., a minimill steel producer, since June 1997.
                                                         Chairman, North American Life Assurance Company from April 1995 to December
                                                         1995. Director of Global Telecom Split Shares Corp., Jannock Properties
                                                         Limited, MCM Split Shares Corp., Premium Income Corporation, Rogers
                                                         Communications Inc., RTO Enterprises Inc. and Suncor Energy Inc.

Name and Age                      Director Since               Principal Occupation During Past Five Years
Candy M. Obourn (51)+                 1999                     President, Document Imaging and Senior Vice President, Eastman Kodak
                                                               Company, a photographic products and imaging company, since January
                                                               2000. President, Document Imaging and Vice President of Kodak from
                                                               October 1995 to December 1999.

James M. Tory, Q.C. (71)*             1982                     Chairman of the Board of Directors since September 1995. Chair
                                                               Emeritus and Counsel, Torys, Barristers & Solicitors, since March
                                                               1995 and prior thereto as a partner in that firm. Director of Inmet
                                                               Mining Corporation and Goldlist Properties Inc.

Renato (Ron) Zambonini (54)           1994                     President since January 1993 and Chief Executive Officer since
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

ITEM 11. EXECUTIVE COMPENSATION

On April 6, 2000, the Board of Directors of the Corporation authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000 to shareholders of record at the close of business on April 20, 2000. Share and per-share amounts have been adjusted retroactively for this split.

The following Summary Compensation Table sets out the compensation received for each of the last three fiscal years for Mr. Zambonini, the Chief Executive Officer of the Corporation, and those persons who were, at February 28, 2001, the other four most highly compensated executive officers of the Corporation and one additional individual who was not serving as an officer at the end of the fiscal year.

Summary Compensation Table
(All dollar amounts are in U.S. dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                      Long-term
                                                                                    Compensation
                                                   Annual Compensation               Awards (3)
----------------------------------------------------------------------------------------------------------------------
                                                                       Other         Securities
Name and Principal              Fiscal                                Annual         Underlying         All Other
Position                         Year    Salary (1)   Bonus (2)    Compensation   Options/SARs (#)  Compensation (4)
----------------------------------------------------------------------------------------------------------------------
Renato Zambonini (5)             2001      $267,148     $420,757             ---       100,000            $3,718
President and Chief              2000      $254,585     $375,938             ---       150,000            $4,583
 Executive Officer               1999      $230,049     $391,083             ---             0                ---

Terry Hall                       2001      $315,000     $336,000             ---        80,000            $1,500
Senior Vice President,           2000      $281,250     $518,036             ---       200,000            $1,708
 Operations and Chief            1999      $235,000     $440,740             ---             0              $531
 Operating Officer

Robert A. Engels (6)             2001      $225,967     $144,002             ---             0            $8,111
Senior Vice President,           2000      $244,826     $199,907             ---        30,000            $8,737
 European Operations             1999      $233,773     $202,750             ---             0           $11,118

Tony Sirianni                    2001      $180,000     $222,265             ---        60,000            $2,130
Senior Vice President,           2000           ----         ----            ---           ----              ----
 North American Field            1999           ----         ----            ---           ----              ----
 Operations

Donnie M. Moore (5)(7)(8)        2001      $163,628     $161,290             ---        60,000            $3,673
Senior Vice President,           2000      $152,751     $157,721             ---       100,000            $3,793
 Finance & Administration and    1999      $150,032     $170,036             ---             0            $3,684
 Chief Financial Officer

Robert G. Ashe (5)(8)            2001      $156,949     $118,994             ---        50,000            $3,651
Senior Vice President,           2000           ----         ----            ---           ----              ----
 Chief Corporate Officer         1999           ----         ----            ---           ----              ----

----------------------------------------------------------------------------------------------------------------------

(1)  Salary is base salary earned for the current year.

(2) Bonuses for each year include amounts earned for that year, even if paid in the subsequent year, and exclude bonuses paid during that year but earned for a prior year.

(3) As of the Record Date, the Corporation has not granted any restricted shares, or stock appreciation rights ("SARs"), as compensation.

(4) The amounts in this column pertain to the Corporation's annual contribution to each individual's savings plan. The Corporation contributes to a Retirement Savings Plan on behalf of Messrs. Zambonini, Moore and Ashe. Cognos Limited (U.K.) contributed to the Cognos Limited Executive Retirement Scheme for Mr. Engels, and Cognos Corporation (U.S.A.) contributes to a 401(k) savings plan for Messrs. Hall and Sirianni.

(5) These individuals are employed in Canada and paid in Canadian dollars. The amounts shown in the above table are expressed in U.S. dollars using the following weighted annual exchange rate for the Corporation's fiscal years ending on the last day of February:

          2001-- C$1.00               =       US$0.6679
          2000-- C$1.00               =       US$0.6789
          1999-- C$1.00               =       US$0.6668

(6) Mr. Engels was employed in Europe and paid in pounds sterling. Mr. Engels was an executive officer of the Corporation until July 13, 2000. He remains an employee of the Corporation. The amounts shown in the above table are expressed in U.S. dollars using the following weighted annual exchange rate for the Corporation's fiscal years ending on the last day of February:

          2001-- UK(pounds)1.00       =       US$1.4884
          2000-- UK(pounds)1.00       =       US$1.6107
          1999-- UK(pounds)1.00       =       US$1.6527

(7) In each of the three fiscal years shown the entire bonus amount was contributed on behalf of Mr. Moore to a retirement arrangement established and maintained in accordance with guidelines promulgated by the Canada Customs and Revenue Agency (formerly Revenue Canada).

(8) On May 1, 2001, Mr. Moore resigned as Senior Vice President, Finance & Administration and Chief Financial Officer and retired from full-time employment with the Corporation. He will continue to be employed on an indefinite part-time basis for a period ending no earlier than May 1, 2002. Robert G. Ashe assumed his duties and was appointed Senior Vice President, Chief Corporate Officer effective on the same date.

Option/SAR Grants in Last Fiscal Year

The following table provides information with respect to stock option grants by the Corporation to the named executive officers for the fiscal year ended February 28, 2001.

--------------------------------------------------------------------------------------------------------------------
                                           Individual Grants
                       ----------------------------------------------------------  Potential Realizable Value at
                        Number of     % of Total                                   Assumed Annual Rates of Stock
                        Securities      Options                                    Price Appreciation for Option
                        Underlying    Granted to      Exercise      Expiration                Term(3)
                         Options     Employees in     Price per        Date      -----------------------------------
Name                    Granted(1)    Fiscal Year     Share(2)     (mm/dd/yy)           5%               10%
-------------------------------------------------------------------------------------------------- -----------------
Renato Zambonini          100,000         3.9%         $35.52          4/11/08     $1,696,012         $4,062,209
--------------------------------------------------------------------------------------------------------------------
Terry Hall                 80,000         3.1%         $35.52          4/11/08     $1,356,810         $3,249,767
--------------------------------------------------------------------------------------------------------------------
Robert A. Engels            ----          ----          ----              ----           ----               ----
--------------------------------------------------------------------------------------------------------------------
Tony Sirianni(4)           20,000         0.8%         $31.65          3/31/08       $302,211           $723,841
                           40,000         1.6%         $35.52          4/11/08       $678,405         $1,624,884
--------------------------------------------------------------------------------------------------------------------
Donnie M. Moore            60,000         2.4%         $35.52          4/11/08     $1,017,607         $2,437,325
--------------------------------------------------------------------------------------------------------------------
Robert G. Ashe             50,000         2.0%         $35.52          4/11/08       $848,006         $2,031,105
--------------------------------------------------------------------------------------------------------------------

(1) Option awards are typically made following the release of the Corporation's year-end results. During the course of the year other awards may be granted in special circumstances. In all cases, option awards are approved by the Human Resources & Compensation Committee, the administrator of the Corporation's Stock Option Plans. Option awards to employees typically vest on each of the successive four anniversaries of the date of grant and expire on the eighth anniversary of the date of grant.
(2) Exercise Price is equivalent to the market value, on The Toronto Stock Exchange, of securities underlying options on the day preceding the date of grant.
(3) These amounts represent the gain that may be realized upon exercise of the options immediately prior to the expiration of their term (net of the option exercise price but before taxes associated with the exercise) assuming the specified compound rates of appreciation (5% and 10%) of the Corporation's shares over the term of the options. These amounts are calculated based on rules promulgated by the United States Securities and Exchange Commission and do not reflect the Corporation's estimate of future stock price increases. Actual gains, if any, on any stock option exercises and resultant shareholdings are dependent on the timing of each exercise and the future share performance. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
(4) All named executive officers are participants in the executive option award described in "Human Resources & Compensation Committee Report on Executive Compensation -- Long-Term Incentives". The circumstances giving rise to the second award granted to Mr. Sirianni are described within this section.


Aggregated Option Exercises and Fiscal Year-End Option Values
(All dollar amounts are in U.S. dollars)

The following table provides information on stock option exercises in the fiscal year ended February 28, 2001, by the named executive officers and the number and value of such officers' outstanding options as at February 28, 2001. Dollar values indicated represent the net of market value less exercise price.

---------------------------------------------------------------------------------------------------------------------
                                                          Number of Securities          Value of Unexercised In-
                                                         Underlying Unexercised           The-Money Options at
                           Shares       Aggregate      Options at Fiscal Year-End         Fiscal Year-End (1)
                        Acquired on       Value      ----------------------------------------------------------------
Name                    Exercise (#)     Realized     Exercisable   Unexercisable     Exercisable     Unexercisable
---------------------------------------------------------------------------------------------------------------------

Renato Zambonini                 0               0     157,500         332,500          $1,781,149      $2,549,726

Terry Hall                 124,996      $2,672,621      25,000         330,008             $90,867      $2,205,323

Robert A. Engels            82,496      $2,343,930           0          72,504                   0        $812,645

Tony Sirianni               19,624        $419,965           0         105,626                   0        $426,404

Donnie M. Moore            128,000      $3,656,188           0         235,000                   0      $1,932,627

Robert G. Ashe              83,333      $2,239,472      91,659         225,008          $1,032,136      $1,932,721
---------------------------------------------------------------------------------------------------------------------

(1) Value of unexercised in-the-money options is calculated based on the fair market value of the underlying shares on the Nasdaq, minus the exercise price, and assumes sale of the underlying shares on February 28, 2001, the last trading day in fiscal 2001, at a price of $21.06 being the fair market value of the Corporation's shares on such date.


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

The employment agreements of each of Messrs. Zambonini, Hall and Moore have been amended in the manner described in the discussion of the Senior Executive Option Award in "Human Resources & Compensation Committee Report on Executive Compensation - Long-Term Incentives."

As of May 1, 2001, Mr. Donnie Moore resigned as Senior Vice President, Finance & Administration and Chief Financial Officer and retired from full-time employment with the Corporation. His employment agreement was amended to provide that he will continue to be employed on an indefinite part-time basis for a period ending no earlier than May 1, 2002. His compensation for those duties is $30,000 annually. Also, in recognition of his outstanding contribution to the Corporation during 15 years of service as Chief Financial Officer, a special one-time payment in the amount of C$156,916 will be made to his retirement arrangement established and maintained in accordance with guidelines issued by the Canada Customs and Revenue Agency (formerly Revenue Canada).

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

Options to employees are awarded at the discretion of management and typically vest equally on each of the successive four anniversaries of the date of grant and expire on the eighth anniversary of the date of grant. Options to directors typically vest in their entirety on the date of grant. All options are priced at the market price of the Corporation's shares on The Toronto Stock Exchange on the trading day preceding the date of grant.

On April 15, 1996, the Committee awarded certain key officers of the Corporation and its subsidiaries, including all of its executive officers, options under the predecessor of the 1997 Option Plan, the 1993-1998 Stock Option Plan ("1993 Option Plan"), subject to terms that the Committee viewed as further aligning key officers' interests with those of shareholders and encouraging the enhancement of shareholder value ("Senior Executive Option Award"). These options have fully vested and expire on the eighth anniversary of the date of grant. At the time of the granting of the Senior Executive Option Award, its terms provided that the net proceeds (after tax) of any exercise of these options occurring on or before the seventh anniversary of the date of grant would be used to purchase common shares of the Corporation in the name of the executive at prevailing market prices. The shares purchased would be held in trust by the Corporation and released to the executive in equal portions on the first and second anniversaries of purchase ("Trust Shares"). This Trust Shares procedure was reviewed by the Committee during fiscal 2000 and it concluded that it was unduly complex. On May 19, 1999 this requirement was ended and replaced by share ownership guidelines for executives (described below) which in the view of the Committee achieved the same end.

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

Mr. Tony Sirianni, Senior Vice President, North American Field Operations, became an executive officer during the fiscal year ended February 28, 2001. On March 31, 2000, Mr. Sirianni was awarded an option to acquire 20,000 shares under the 1997 Option Plan. The Committee based this award on the importance of Mr. Sirianni's role in the key North American market. The option vests equally on the second, third, and fourth anniversaries of the date of grant and expires on the eighth anniversary of that date.

On April 11, 2000, the Committee awarded option grants to certain key employees of the Corporation and its subsidiaries, including all of the named executive officers, with the exception of Mr. Engels, as set out in "Option/SAR Grants in Last Fiscal Year".

As of the Record Date, options to purchase 6,932,206 shares under the 1997 Option Plan, and predecessor plans, were outstanding at a weighted average exercise price of $8.37.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets out information, as at May 4, 2001, with respect to (a) all shareholders known by the Corporation to be beneficial owners of more than 5% of its outstanding shares, and (b) share ownership, including the right to acquire shares by exercise of stock options on or before July 3, 2001, by each nominee for director, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.

------------------------------------------------------ ----------------------------------- -----------------
Name                                                       Shares Beneficially Owned         Percentage(1)
------------------------------------------------------ ----------------------------------- -----------------
Michael U. Potter (2)                                                 10,880,018                12.12%
  Sixty-Two John Street,
  Ottawa, Ontario, Canada, K1M 1M3

John E. Caldwell (3)                                                      22,800                  *

Douglas C. Cameron (4)                                                    28,000                  *

Pierre Y. Ducros (5)                                                      41,000                  *

Douglas J. Erwin (6)                                                      26,000                  *

Robert W. Korthals (7)                                                    34,000                  *

Candy M. Obourn (8)                                                       23,000                  *

James M. Tory (9)                                                        110,000                  *

Renato Zambonini (10)                                                    597,072                  *

Terry Hall (11)                                                          293,600                  *

Robert A. Engels (12)                                                     76,053                  *

Tony Sirianni (13)                                                        63,003                  *

Donnie M. Moore (14)                                                     122,484                  *

Robert G. Ashe (15)                                                      265,167                  *
------------------------------------------------------ ----------------------------------- -----------------

Directors and Executive Officers as a group                            1,972,711                 2.2%
  (15 persons) (1) (16)
------------------------------------------------------ ----------------------------------- -----------------

* Indicates less than 1%
(1) Percentage ownership is calculated using as the denominator total shares outstanding as of the Record Date plus the number of shares which the person, entity, or group indicated has a right to purchase pursuant to options currently exercisable or exercisable within 60 days, or on or before July 3, 2001. Reference to shares that the persons named below have the right to acquire through options includes options currently exercisable or exercisable on or before July 3, 2001.
(2) Mr. Potter has sole voting power and sole investment power over 47,818 shares and shared voting power and shared investment power over 10,832,200 shares. Mr. Potter has the right to acquire nil shares through options.
(3)  Mr. Caldwell has the right to acquire 22,000 shares through options.
(4)  Mr. Cameron has the right to acquire 16,000 shares through options.
(5)  Mr. Ducros has the right to acquire 21,000 shares through options.
(6)  Mr. Erwin has the right to acquire 26,000 shares through options.

(7)  Mr. Korthals has the right to acquire 32,000 shares through options.
(8)  Ms. Obourn has the right to acquire 22,000 shares through options.
(9)  Mr. Tory has the right to acquire 21,000 shares through options.
(10) Mr. Zambonini has the right to acquire 340,000 shares through options.
(11) Mr. Hall has the right to acquire 159,398 shares through options.
(12) Mr. Engels ceased to be an officer of the Corporation on July 13, 2000 but remained an employee of the Corporation during the fiscal year ended February 28, 2001. He has the right to acquire 7,500 shares through options.
(13) Mr. Sirianni has the right to acquire 25,000 shares through options.
(14) Mr. Moore has the right to acquire 108,500 shares through options.
(15) Mr. Ashe has the right to acquire 229,167 shares through options.
(16) The group is comprised of the individuals named in the Summary Compensation Table on page 12, the remaining executive officers of the Corporation, and those persons who were directors of the Corporation on the Record Date. The amount shown includes 1,306,909 shares which the directors and executive officers as a group have the right to acquire by exercise of stock options granted under the Corporation's stock option plans through July 3, 2001.

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

While the law firm of Torys, of which Mr. Tory is Chair Emeritus and Counsel, provides legal services to the Corporation, neither the amount nor dollar value of these services is significant when compared to the overall amount or dollar value of legal services obtained by the Corporation. Mr. Tory himself provides no legal services to the Corporation and has no direct or indirect responsibility for any legal services provided by Torys to the Corporation. The Board does not consider that the amount paid to Mr. Tory in respect of additional duties carried out as Chairman of the Board impairs his status as an unrelated director as that amount is payable in respect of his additional responsibilities and duties as Chairman of the Board.

In fiscal 2001, the Corporation did business with Geac Computer Corporation Limited, of which company Mr. Caldwell, a member of the Audit Committee, became Chief Executive Officer in November 2000. The amount received from Geac with respect to the license of products and the purchase of services is not considered to be significant and does not impair Mr. Caldwell's independence status.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

The following documents are filed as part of this Report:

(a)      1. Consolidated Financial Statements-The following Consolidated
            Financial Statements of the Corporation and its subsidiaries, and the Auditors' Report related thereto, are included in the Corporation's 2001 Annual Report to Shareholders and are incorporated by reference into Items hereto, and filed as Exhibit
            13.5 herewith:
                Report of Management
                Auditors' Report
                Consolidated Statements of Income
                Consolidated Balance Sheets
                Consolidated Statements of Stockholders' Equity
                Consolidated Statements of Cash Flows
                Notes to the Consolidated Financial Statements

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

            EXHIBIT
            NUMBER           DESCRIPTION  (continued)
         10.0                Material Contracts
                    10.1       --Charge/Mortgage of Land between the Company
                                 and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1, filed on May 13, 1987)
                    10.2       --1988-1993 Stock Option Plan (Incentive and
                                 Non-Qualified),  as amended (filed as Exhibit
                                 10.2 on Form 10-K, filed for year ended
                                 February 28, 1989)
                    10.3       --Form of Incentive  Stock Option  Agreement
                                 under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on
                                 Form S-2 filed on April 9, 1991)
                    10.4       --Form of Non-Qualified Stock Option Agreement
                                 under 1988-1993 Stock Option Plan (Incentive
                                 and Non-Qualified) (filed as Exhibit 10.5 to
                                 Registration Statement No. 33-39892 on Form
                                 S-2 filed on April 9, 1991)
                    10.5       --Letter  Agreement  between the  Company and The
                                 Royal Bank of Canada,  dated July 5, 1990
                                 (filed as Exhibit 10.8 to  Registration
                                 Statement No. 33-39892 on Form S-2 filed on April 9, 1991)
                    10.6       --1993-1998  Employee Stock Purchase Plan (filed
                                 as Exhibit 10.6 of Form 10-K filed for the
                                 year ended February 29, 2000)
                    10.7       --1993-1998 Stock Option Plan (Incentive and
                                 Non-Qualified) (filed as Exhibit 10.7 of Form 10-K filed for the year ended February 29,
                                 2000)
                    10.8       --Form of Incentive Stock Option Agreement
                                 under 1993-1998 Stock Option Plan (Incentive
                                 and Non-Qualified) (filed as Exhibit 10.8 of
                                 Form 10-K filed for the year ended February 29,
                                 2000)
                    10.9       --Form of Non-Qualified Stock Option Agreement
                                 under 1993-1998 Stock Option Plan (Incentive
                                 and Non-Qualified) (filed as Exhibit 10.9 of
                                 Form 10-K filed for the year ended February 29,
                                 2000)
                    10.10      --Amended and Restated 1988-1993 Stock Option
                                 Plan (Incentive and Non-Qualified) (filed as
                                 Exhibit 10.12 of Form 10-Q filed for the
                                 quarter ended August 31, 1996)
                    10.11      --Amended and Restated 1993-1998 Stock Option
                                 Plan (Incentive and Non-Qualified) (filed as
                                 Exhibit 10.13 of Form 10-Q filed for the
                                 quarter ended August 31, 1996)
                    10.12      --1997-2002  Stock  Option  Plan  (Incentive  and
                                 Non-Qualified)  (filed as Exhibit 4.1 to
                                 Registration Statement No. 333-8552 on Form
                                 S-8, filed on March 31, 1998)
                    10.13      --Form of Incentive  Stock Option  Agreement
                                 under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on
                                 Form S-8, filed on March 31, 1998)
                    10.14      --Form of Non-Qualified Stock Option Agreement
                                 under 1997-2002 Stock Option Plan (Incentive
                                 and Non-Qualified) (filed as Exhibit 4.3 to
                                 Registration Statement No. 333-8552 on Form
                                 S-8, filed on March 31, 1998)
                    10.15      --Amended and Restated  1993-1999  Employee Stock
                                 Purchase Plan (filed as Exhibit 10.17 of
                                 Form 10-K filed for the year ended February 28,
                                 1998)
                    10.16      --Amended and Restated  Cognos Employee Stock
                                 Purchase Plan (filed as Exhibit 10.16 of Form 10-Q filed for the quarter ended August 31,
                                 1999)

            EXHIBIT
            NUMBER           DESCRIPTION  (continued)

         11.0             Statements regarding Computation of Earnings Per Share
                    11.1    --Computation  of  Earnings  Per  Share in
                              accordance with Canadian Generally Accepted Accounting Principles
                    11.2    --Computation  of Earnings Per Share in accordance
                              with United States  Generally  Accepted
                              Accounting Principles
         13.0               Selected  Portions of the Annual Report to
                              Shareholders for the fiscal year ended February 28, 2001
                    13.1    Market for the Corporation's common shares and
                              related shareholder matters incorporated by
                              reference to page 65 of the 2001 Annual Report
                              to Shareholders.
                    13.2    Selected  Financial  Data,  incorporated by
                              reference to page 64 of the 2001 Annual Report
                              to Shareholders.
                    13.3    Management's Discussion and Analysis of the
                              Corporation's Financial Condition and Results
                              of Operations incorporated by reference to
                              pages 22 to 41 of the 2001 Annual Report to
                              Shareholders.
                    13.4    Quantitative and qualitative disclosures about
                              market risk incorporated by reference to page
                              35 of the 2001 Annual Report to Shareholders.
                    13.5    Financial  Statements and  Supplementary  Data
                              incorporated by reference to pages 42 to 63
                              of the 2001 Annual Report to Shareholders.
         21.0               Subsidiaries of the Company
         23.0               Consent of Ernst & Young LLP, Independent
                              Chartered Accountants
         99.0               Consolidated   Financial  Information  in
                              accordance  with  Canadian  Generally  Accepted
                                  Accounting Principles


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended February 28, 2001.

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

COGNOS INCORPORATED
   (Registrant)

       /s/ Donnie M. Moore                                    /s/ Robert G. Ashe                May 25, 2001
-----------------------------------                    ---------------------------------
         Donnie M. Moore                                        Robert G. Ashe
Senior Vice President, Finance and Administration      Senior Vice President, Chief Corporate Officer
  (Principal Financial and Accounting Officer)         (Acting Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       /s/ Renato Zambonini                                                                              May 25, 2001
------------------------------------
         Renato Zambonini               President and Chief Executive Officer, and Director

        /s/ Donnie M. Moore                                                                              May 25, 2001
------------------------------------
          Donnie M. Moore               Senior Vice President, Finance and Administration and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting Officer)

         /s/ James M. Tory                                                                               May 25, 2001
------------------------------------
        James M. Tory, Q.C.             Chairman of the Board

       /s/ John E. Caldwell                                                                              May 25, 2001
------------------------------------
         John E. Caldwell               Director

      /s/ Douglas C. Cameron                                                                             May 25, 2001
------------------------------------
        Douglas C. Cameron              Director

       /s/ Pierre Y. Ducros                                                                              May 25, 2001
------------------------------------
         Pierre Y. Ducros               Director

       /s/ Douglas J. Erwin                                                                              May 25, 2001
------------------------------------
         Douglas J. Erwin               Director

      /s/ Robert W. Korthals                                                                             May 25, 2001
------------------------------------
        Robert W. Korthals              Director

        /s/ Candy M. Obourn                                                                              May 25, 2001
------------------------------------
          Candy M. Obourn               Director


                                                                     Schedule II

                               COGNOS INCORPORATED

                        Valuation and Qualifying Accounts

                             (US$000s, U.S. GAAP)

                                                      Balance,          Additions                                 Balance,
                                                     beginning           charged                                    end
                                                     of period          to income        Deductions (1)          of period
                                                   ---------------     -------------    ------------------     ---------------

Allowance for Doubtful Accounts

Fiscal Year Ended

   February 28, 1999.......................             $3,707            $1,047                $(324)              $4,430
                                                         =====             =====                 =====               =====

   February 29, 2000.......................             $4,430            $1,092                $(788)              $4,734
                                                         =====             =====                 =====               =====

   February 28, 2001.......................             $4,734            $3,701              $(2,379)              $6,056
                                                         =====             =====               =======               =====

Allowance for Inventory Obsolescence

Fiscal Year Ended

   February 28, 1999.......................             $  125             $ 131               $  (92)              $  164
                                                         =====              ====                ======               =====

   February 29, 2000.......................             $  164              $ 59               $  (64)              $  159
                                                         =====               ===                ======               =====

   February 28, 2001.......................             $  159             $ 163              $  (202)              $  119
                                                         =====              ====               =======               =====

(1) Represents amounts written off against the reserve, net of recoveries.

EXHIBIT INDEX


  EXHIBIT
  NUMBER                DESCRIPTION


3.0                 Articles of Incorporation and Bylaws
           3.1      --Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form 10-K filed for the year ended February 28, 1997)
           3.2      --By-laws of the Company (filed as Exhibit 3.2 to Form 10-K filed for the year ended
                      February 28, 1997)
4.0                 Instruments defining the rights of security holders, including indentures
           4.1      --Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement
                      No. 33-14245 on Form S-1 filed on July 1, 1987)
           4.2      --Description of Common Shares contained in the Articles of Incorporation and amendments thereto,
                      (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on
                      Form S-1, filed on July 1, 1987)
10.0                Material Contracts
           10.1     --Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1, filed on May 13, 1987)
           10.2     --1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended (filed as Exhibit
                      10.2 on Form 10-K, filed for year ended February 28, 1989)
           10.3     --Form of Incentive Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and
                      Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form
                      S-2 filed on April 9, 1991)
           10.4     --Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on
                      Form S-2 filed on April 9, 1991)
           10.5     --Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990
                      (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on
                      April 9, 1991)
           10.6     --1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 of Form 10-K filed for the year ended February 29, 2000)
           10.7     --1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 of Form
                      10-K filed for the year ended February 29, 2000)
           10.8     --Form of Incentive Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and
                      Non-Qualified) (filed as Exhibit 10.8 of Form 10-K filed for the year ended February 29, 2000)
           10.9     --Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and
                      Non-Qualified) (filed as Exhibit 10.9 of Form 10-K filed for the year ended February 29, 2000)
           10.10    --Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as
                      Exhibit 10.12 of Form 10-Q filed for the quarter ended August 31, 1996)
           10.11    --Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as
                      Exhibit 10.13 of Form 10-Q filed for the quarter ended August 31, 1996)

                                                                  continued.....

  EXHIBIT
  NUMBER            DESCRIPTION

           10.12    --1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to
                      Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)
           10.13    --Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and
                      Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form
                      S-8, filed on March 31, 1998)
           10.14    --Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and  Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on
                      Form S-8, filed on March 31, 1998)
           10.15    --Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit 10.17 of
                      Form 10-K filed for the year ended February 28, 1998)
           10.16    --Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 of Form 10-Q filed for the quarter ended August 31, 1999)
11.0                Statements regarding Computation of Earnings Per Share
           11.1     --Computation of Earnings Per Share in accordance with Canadian Generally Accepted
                      Accounting Principles
           11.2     --Computation of Earnings Per Share in accordance with United States Generally Accepted
                      Accounting Principles
13.0                Selected Portions of the Annual Report to Shareholders for the fiscal year ended February 28,
                      2001
           13.1     Market for the Corporation's common shares and related shareholder matters incorporated by reference to page 65 of the 2001 Annual Report to Shareholders.
           13.2     Selected Financial Data, incorporated by reference to page 64 of the 2001 Annual Report to
                      Shareholders.
           13.3     Management's Discussion and Analysis of the Corporation's Financial Condition and Results
                      of Operations incorporated by reference to pages 22 to 41 of the 2001 Annual Report to
                      Shareholders.
           13.4     Quantitative and qualitative disclosures about market risk incorporated by reference to page 35 of the 2001 Annual Report to Shareholders.
           13.5     Financial Statements and Supplementary Data incorporated by reference to pages 42 to 63 of the 2001 Annual Report to Shareholders.
21.0                Subsidiaries of the Company
23.0                Consent of Ernst & Young LLP, Independent Chartered Accountants
99.0                Consolidated Financial Information in accordance with Canadian Generally Accepted
                      Accounting Principles