Form 10-Q
period 2001-05-31
COGNOS INC
filed 2001-07-13
CIK 746782

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 31, 2001

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For The Transition Period From ______ To ______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                       ---

The number of shares outstanding of the registrant's only class of Common Stock as of June 30, 2001, was 88,584,699.

--------------------------------------------------------------------------------

                              COGNOS INCORPORATED

                                     INDEX

                                                                                         PAGE
                                                                                         ----
                        PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income for the three months
            ended May 31, 2001 and May 31, 2000..........................................   3

          Consolidated Balance Sheets as of May 31, 2001
            and February 28, 2001........................................................   4

          Consolidated Statements of Cash Flows for the three months
            ended May 31, 2001 and May 31, 2000..........................................   5

          Condensed Notes to the Consolidated Financial Statements.......................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................................  11

Item 3.   Quantitative and Qualitative Disclosure about Market Risk......................  20


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................  21

Item 6.   Exhibits and Reports on Form 8-K...............................................  21

Signature ...............................................................................  22

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements


                       CONSOLIDATED STATEMENTS OF INCOME
                   (US$000s except share amounts, U.S. GAAP)
                                  (Unaudited)

                                                                            Three months ended May 31,
                                                                                    2001         2000
------------------------------------------------------------------------------------------------------
Revenue
   Product license                                                              $  43,104    $  56,733
   Product support                                                                 41,843       33,283
   Services                                                                        23,069       18,682
------------------------------------------------------------------------------------------------------
Total revenue                                                                     108,016      108,698
------------------------------------------------------------------------------------------------------

Operating expenses
   Cost of product license                                                          1,106        1,729
   Cost of product support                                                          4,294        4,274
   Selling, general, and administrative                                            88,873       72,625
   Research and development                                                        19,422       15,854
   Business restructuring charges                                                  12,798           --
------------------------------------------------------------------------------------------------------
Total operating expenses                                                          126,493       94,482
------------------------------------------------------------------------------------------------------

Operating income (loss)                                                           (18,477)      14,216
Interest expense                                                                      (84)        (154)
Interest income                                                                     2,812        2,582
------------------------------------------------------------------------------------------------------

Income (loss) before taxes                                                        (15,749)      16,644
Income tax provision (benefit)                                                     (4,647)       4,660
------------------------------------------------------------------------------------------------------

Net income (loss)                                                               $ (11,102)   $  11,984
======================================================================================================

Net income (loss) per share
   Basic                                                                        $   (0.13)   $    0.14
======================================================================================================

   Diluted                                                                      $   (0.13)   $    0.13
======================================================================================================

Weighted average number of shares (000s)
   Basic                                                                           88,023       86,993
======================================================================================================

   Diluted                                                                         88,023       91,527
======================================================================================================

                           (See accompanying notes)

                           CONSOLIDATED BALANCE SHEETS

                              (US$000s, U.S. GAAP)

                                                                           May 31, February 28,
                                                                             2001         2001
------------------------------------------------------------------------------------------------
Assets                                                               (Unaudited)

Current assets
  Cash and cash equivalents                                             $ 177,775    $ 115,293
  Short-term investments                                                   61,652      119,265
  Accounts receivable                                                     100,370      146,867
  Inventories                                                                 567          730
  Prepaid expenses                                                          6,966        8,648
  Income tax assets                                                         8,392           --
----------------------------------------------------------------------------------------------
                                                                          355,722      390,803
Fixed assets                                                               74,462       74,208
Other assets                                                               28,141       30,581
----------------------------------------------------------------------------------------------

                                                                        $ 458,325    $ 495,592
==============================================================================================

Liabilities

Current liabilities
  Accounts payable                                                      $  18,413    $  28,256
  Accrued charges                                                          27,540       21,798
  Salaries, commissions, and related items                                 29,110       28,822
  Income taxes payable                                                      1,316       17,548
  Current portion of long-term debt                                            32           32
  Deferred revenue                                                         87,578       96,674
----------------------------------------------------------------------------------------------
                                                                          163,989      193,130
Long-term liabilities                                                       1,590        1,539
Deferred income taxes                                                      10,043       10,394
----------------------------------------------------------------------------------------------
                                                                          175,622      205,063
----------------------------------------------------------------------------------------------

Stockholders' Equity

Capital stock

  Common shares   (May 31, 2001 - 88,205,258;
                   February 28, 2001 - 87,885,161)                        138,937      134,791
Retained earnings                                                         154,653      165,755
Accumulated other comprehensive income                                    (10,887)     (10,017)
----------------------------------------------------------------------------------------------

                                                                          282,703      290,529
----------------------------------------------------------------------------------------------

                                                                        $ 458,325    $ 495,592
==============================================================================================

                            (See accompanying notes)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (US$000s, U.S. GAAP)
                                  (Unaudited)

                                                                                            Three Months ended
                                                                                                  May 31,
----------------------------------------------------------------------------------------------------------------
                                                                                             2001        2000
----------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities
   Net income (loss)                                                                      $ (11,102)   $  11,984
   Non-cash items
     Depreciation and amortization                                                            7,158        5,047
     Amortization of deferred stock-based compensation                                          577          173
     Amortization of other deferred compensation                                                666          345
     Deferred income taxes                                                                     (227)           4
     Loss on disposal of fixed assets                                                           215          194
----------------------------------------------------------------------------------------------------------------
                                                                                             (2,713)      17,747
   Change in non-cash working capital
     Decrease in accounts receivable                                                         46,163       14,633
     Decrease in inventories                                                                    153           97
     Decrease (increase) in prepaid expenses                                                  1,499       (1,998)
     Increase in income tax assets                                                           (8,392)          --
     Decrease in accounts payable                                                           (11,388)        (775)
     Increase in accrued charges                                                              6,158          747
     Increase (decrease) in salaries, commissions, and related items                            819       (4,315)
     Increase (decrease) in income taxes payable                                            (16,131)         739
     Decrease in deferred revenue                                                            (7,460)      (2,928)
----------------------------------------------------------------------------------------------------------------
                                                                                              8,708       23,947
----------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities
   Maturity of short-term investments                                                       118,336       64,566
   Purchase of short-term investments                                                       (60,606)     (32,861)
   Additions to fixed assets                                                                 (6,813)     (13,944)
----------------------------------------------------------------------------------------------------------------
                                                                                             50,917       17,761
----------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities
   Issue of common shares                                                                     3,569        9,003
   Repayment of long-term debt and long-term liabilities                                         96          251
----------------------------------------------------------------------------------------------------------------
                                                                                              3,665        9,254
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                        (808)      (1,064)
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                    62,482       49,898

Cash and cash equivalents, beginning of period                                              115,293      132,435
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                    177,775      182,333
Short-term investments, end of period                                                        61,652       31,662
----------------------------------------------------------------------------------------------------------------

Cash, cash equivalents, and short-term investments, end of period                         $ 239,427    $ 213,995
================================================================================================================

                           (See accompanying notes)

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)
                        (In accordance with U.S. GAAP)

1    Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (U.S.) dollars and in accordance with generally accepted accounting principles (GAAP) in the U.S. with respect to interim financial statements, applied on a consistent basis. Accordingly, they do not include all of the information and footnotes required for compliance with GAAP in the U.S. for annual financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Corporation's Annual Report for the fiscal year ended February 28, 2001.

     The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. In the opinion of Management, these unaudited consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

     All information is presented in U.S. dollars, unless otherwise stated.


2.   Accounting Change

     Derivative financial instruments

     Effective March 1, 2001, Cognos adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and the corresponding amendments under SFAS No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to SFAS No.133". SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, are to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income/loss. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in net income/loss when the hedged item affects net income/loss. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income/loss. If the derivative is designated a hedge of net investment in foreign operations the changes in fair value are reported in OCI as part of the cumulative translation adjustment to the extent that it is effective. The adoption of this statement did not have a material effect on the financial position or results of operations of the Corporation.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)
                        (In accordance with U.S. GAAP)

     The corporation currently utilizes forward contracts to manage foreign currency translation exposure of net investment in foreign operations. Realized and unrealized gains and losses from these hedges are not included in income but are shown in the cumulative translation adjustment account included in OCI. During the quarter ended May 31, 2001, the amount recorded to the cumulative translation adjustment with respect to the forward exchange contracts was a net gain of $604,596.


3.   Revenue Recognition

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

     Revenue from product support contracts is recognized ratably over the life of the contract. Incremental costs directly attributable to the acquisition of product support contracts, and that would not have been incurred but for the acquisition of that contract, are deferred and expensed in the period the related revenue is recognized. These costs include commissions payable on sales of support contracts.

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

4.   Income Taxes

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

5.   Net Income per Share

     The reconciliation of the numerator and denominator for the calculation of basic and diluted net income/(loss) per share is as follows: (000's except per share amounts)


                                                                Three months ended
                                                                      May 31,
                                                            ---------------------------
                                                                2001            2000
                                                            ------------    -----------
     Basic Net Income/(loss) per Share

        Net income/(loss)                                      (11,102)     $   11,984
                                                            ==========      ==========

        Weighted average number of shares outstanding           88,023          86,993
                                                            ==========      ==========
        Basic net income/(loss) per share                   $    (0.13)     $     0.14
                                                            ==========      ==========

     Diluted Net Income/(loss) per Share

        Net income/(loss)                                      (11,102)     $   11,984
                                                            ==========      ==========

        Weighted average number of shares outstanding           88,023          86,993
        Dilutive effect of stock options                           Nil           4,534
                                                            ----------      ----------
        Adjusted weighted average number of shares
        outstanding                                             88,023          91,527
                                                            ==========      ==========
        Diluted net income/(loss) per share                 $    (0.13)     $     0.13
                                                            ==========      ==========

     For the quarter ended May 31, 2001, the effect of converting stock options was antidilutive as a result of net losses.

6.   Comprehensive Income

     Comprehensive Income (loss) includes net income (loss) and "other comprehensive income (loss)." Other comprehensive income refers to changes in the balances of revenues, expenses, gains and losses that are recorded directly as a separate component of Stockholders' Equity and excluded from net income.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)
                        (In accordance with U.S. GAAP)

     For the quarter ended May 31, 2001, the Corporation had other comprehensive expense of $870,000 compared to other comprehensive expense of $1,804,000 for the quarter ended May 31, 2000. These amounts relate to foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net of unrealized net derivative gains (losses). Total comprehensive income (loss) was $(11,972,000) and $10,180,000 for the quarters ended May 31, 2001 and 2000, respectively.

7.   Segmented Information

     The Corporation has one reportable segment--computer software products.


8.   Business Restructuring Charges

     In connection with a restructuring plan to align the Corporation's cost structure and operations to the current economic environment, the Corporation recorded in the quarter ended May 31, 2001 a pre-tax business restructuring charge to earnings of $12,798,000. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The accrual is included on the balance sheet as accrued charges and salaries, commissions and related items.

     The employee separations impact all functional groups and geographic regions of the Corporation. As of May 31, 2001, substantially all employee separations under the restructuring plan had been completed and related cash payments will be substantially issued in the next two quarters of fiscal 2002.

     The following table displays the status of the restructuring reserve at May 31, 2001: (000's)

                                                                         Other
                                                                         -----
                                                    Employee          Restructuring
                                                                      -------------
                                                   Separations            Costs                Total
                                                   -----------            -----                -----
     Restructuring charges in the quarter                9,660                  3,138             12,798
     Cash Payments                                        (758)                                     (758)
     Asset write-downs                                                         (1,557)            (1,557)
                                                  ------------           ------------       ------------
     Balance as at May 31, 2001                          8,902                  1,581             10,483

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)
                        (In accordance with U.S. GAAP)

9.   Litigation

     On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that the Corporation's Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against the Corporation and unspecified damages. On May 30, 2000 the Corporation answered the complaint, denying all material allegations, and counterclaimed against the Complainant for a declaratory judgement that the Corporation is not infringing the Complainant's patent and that the patent is invalid. As these actions are in the preliminary stage, the Corporation cannot estimate the financial impact, if any, at this time.

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

Item 2.
                               COGNOS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)


The following information should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the fiscal year ended February 28, 2001 (fiscal 2001).


RESULTS OF OPERATIONS
---------------------

Revenue for the quarter ended May 31, 2001 was $108.0 million, a 1% decrease from revenue of $108.7 million for the same quarter last year. Pretax loss for the quarter ended May 31, 2001 was $15.7 million compared to pretax income of $16.6 million in the same quarter last year. Net loss for the current quarter was $11.1 million compared to net income of $12.0 million for the same quarter last year. Diluted net loss per share was $0.13 for the current quarter, compared to diluted net income per share of $0.13 for the same quarter last year. Basic net loss per share was $0.13 and basic net income per share was $0.14 for the quarters ending May 31, 2001 and May 31, 2000, respectively. The results for the quarter ended May 31, 2001 include a business restructuring charge of $12.8 million in connection with a restructuring plan to align our cost structure and operations to the current economic environment. Excluding the effect of this item, net loss and diluted net loss per share for the quarter would have been $2.1 million and $0.02, respectively, compared to net income of $12.0 million and $0.13, respectively, for the same period last year. The decline in operating performance is due to the uncertain economic conditions in North America and specifically in the U.S., which is our largest market. As a result of these economic conditions, customers have adopted conservative behaviour and are reviewing technology purchases with more scrutiny. This has impacted all sales but was most pronounced in deals greater than $200,000.

Total operating expenses for the quarter ended May 31, 2001 were $126.5 million, a 34% increase from operating expenses of $94.5 million for the same quarter last year. Operating margins for the quarter ended May 31, 2001 were -17%, compared to 13% for the same quarter last year. Excluding the effect related to the business restructuring charge discussed above, operating expenses in the quarter ended May 31, 2001 would have been $113.7 million, an increase of 20% from the same quarter last year. Operating margins for quarter would have been -5%, compared to 13% for the same quarter last year. We implemented a restructuring plan to align our cost structure and operations to the current economic environment resulting in a pre-tax business restructuring charge to earnings of $12.8 million. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impact all functional groups and geographic regions.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.


                                                         Percentage of Revenue            Percentage Change
                                                     ----------------------------    --------------------------
                                                          Three months ended             Three months ended
                                                                May 31,                        May 31,
                                                     ----------------------------
                                                         2001            2000               2000 to 2001
                                                     ------------    ------------    --------------------------
Revenue........................................         100.0%            100.0%               (0.6)%
                                                                        -------
Operating expenses
   Cost of product license.....................           1.0               1.6               (36.0)
   Cost of product support.....................           4.0               3.9                 0.5
   Selling, general, and administrative........          82.3              66.8                22.4
   Research and development....................          18.0              14.6                22.5
   Business restructuring charge                         11.8               0.0                 N.M.
                                                       ------           -------

Total operating expenses.......................         117.1              86.9                33.9
                                                       ------           -------

Operating income...............................         (17.1)             13.1                N.M.
Interest expense...............................          (0.1)             (0.1)              (45.5)
Interest income................................           2.6               2.3                 8.9
                                                       ------           -------

Income before taxes............................         (14.6)             15.3                 N.M.
Income tax provision...........................          (4.3)              4.3                 N.M.
                                                       ------           -------

Net income.....................................         (10.3)             11.0%                N.M.
                                                       ======           =======


N.M.- not meaningful

Revenue

Our total revenue was $108.0 million for the quarter ended May 31, 2001, a decrease of $0.7 million or 1%, compared to the quarter ended May 31, 2000. We operate internationally, with a substantial portion of our business conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations reduced the overall revenue increase by approximately four percentage points for the quarter ended May 31, 2001.

Our total revenue was derived primarily from the revenue attributable to the licensing, supporting and servicing of our business intelligence products solution, including PowerPlay(R), Impromptu(R), Cognos Query, Cognos Visualizer, DecisionStream(TM), Scenario(TM), Cognos Finance, and Cognos e-Applications. Total revenue (license, support, and services revenue) derived from these products was $98.7 million in the quarter ended May 31, 2001, an increase of $3.4 million or 4%, when compared to the corresponding period in the prior fiscal year. Total revenue from these business intelligence products was 91% and 88% of total revenue for the quarters ended May 31, 2001 and May 31, 2000, respectively.

We believe that our business intelligence products address the current market need for distributing corporate information to the end user's desktop in an extended enterprise environment of corporate intranets, extranets, and client/server networks. In earlier years we addressed this opportunity with the release of Web-based products: PowerPlay Web, Impromptu Web Reports and Cognos Query.

Total revenue (license, support, and services revenue) from our application development tools, PowerHouse(R) and Axiant(R), was $9.4 million for the quarter ended May 31, 2001, a decrease of $4.1 million or 30%, compared to the corresponding period in the prior fiscal year. We believe that, in the long-term, revenues from these products will continue to decline.

The overall decline in total revenue from the three revenue categories in the quarter ended May 31, 2001 from May 31, 2000 was as follows: a 24% decrease in product license revenue, a 26% increase in product support revenue, and an 23% increase in services revenue.


Product License Revenue
-----------------------
Product license revenue was $43.1 million in the quarter ended May 31, 2001, a decrease of $13.6 million or 24%, compared to the corresponding period in the prior fiscal year. The decrease in product license revenue for this period was predominantly due to the uncertain economic conditions in North America, which caused conservative customer behaviour including close scrutiny of technology purchases. This affected the sales of our business intelligence products. Product license revenue accounted for 40% of total revenue in the three months ended May 31, 2001 compared to 52% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $41.4 million for the quarter ended May 31, 2001, a decrease of $10.9 million or 21%, compared to the corresponding period in the prior fiscal year. Product license revenue from these business intelligence products accounted for 96% and 92% of total product license revenue for the quarters ended May 31, 2001 and 2000, respectively. The decline in product license revenue from the business intelligence products in the quarter was in contrast to the growth rates reported in previous quarters.

Product license revenue from the application development tools was $1.7 million for the quarter ended May 31, 2001, a decrease of $2.8 million or 62%, compared to the corresponding period in the prior fiscal year. The decline in product license revenue in this market is consistent with the market trend away from proprietary systems and host-based computing toward industry-standard systems, corporate intranets, extranets, client/server technology and packaged application products. In the long term, the trend of decreasing product license revenue from these products will continue.


Product Support Revenue
-----------------------
Product support revenue was $41.8 million in the quarter ended May 31, 2001, an increase of $8.6 million or 26%, compared to the corresponding period in the prior fiscal year. The increase in the dollar amounts was the result of the expansion of our customer base, as well as the renewal of support contracts. The product support revenue associated with the expansion of our customer base continues to exceed the rate of non-renewals of support contracts.

Product support revenue accounted for 39% and 31% of our total revenue in the quarters ended May 31, 2001, and 2000, respectively.

Total product support revenue from the business intelligence products comprised 82% and 74% of the total product support revenue for the quarters ended May 31, 2001, and 2000, respectively. Total support revenue from the business intelligence products increased by 40% in the quarter ended May 31, 2001, and total support revenue from the application development tools decreased by 14%, compared to the corresponding quarter in the prior fiscal year.


Services Revenue
----------------
Services revenue (training, consulting, and other revenue) was $23.1 million in the quarter ended May 31, 2001, an increase of $4.4 million or 23%, compared to the corresponding period in the prior fiscal year. Services revenue accounted for 21% of our total revenue for the quarter ended May 31, 2001 compared to 17% for the corresponding period in the prior fiscal year. The increase in the dollar amounts was primarily attributable to an increase in consulting revenue and, to a lesser extent, education revenue associated with our business intelligence products.

In the quarter ended May 31, 2001, services revenue associated with the business intelligence products contributed $22.8 million, an increase of $4.5 million or 24%, compared to the corresponding period in the prior fiscal year. Total services revenue associated with our application development tools for the quarter was $0.3 million, an immaterial decrease from the corresponding period in the prior fiscal year. Services revenue associated with the business intelligence products contributed 99% of the total services revenue for the quarter ended May 31, 2001 compared to 98% for the corresponding period in the prior fiscal year.


Cost of Product License

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $1.1 million, a decrease of $0.6 million or 36% in the quarter ended May 31, 2001, compared to the corresponding period in the prior fiscal year. These costs represented 3% of product license revenue for the quarters ended May 31, 2001 and 2000. The decrease was primarily the result of a decrease in royalty expense.


Cost of Product Support

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $4.3 million, an immaterial increase of 0.5% in the quarter ended May 31, 2001, compared to the corresponding period in the prior fiscal year.

The cost of product support represented 10% of total product support revenue for the quarter ended May 31, 2001 as compared to 13% for the corresponding quarter in prior fiscal year.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses were $88.9 million, an increase of $16.2 million or 22% in the quarter ended May 31, 2001, compared to the corresponding period in the prior fiscal year. These costs increased as a percentage of revenue, representing 82% for the quarter ended May 31, 2001 compared to 67% for the quarter ended May 31, 2000.

The increase in these expenses was predominantly because of increased staffing and related compensation expenses. The increase in the average number of employees within SG&A was 20% for the three months ended May 31, 2001, when compared to the corresponding period in the prior fiscal year.


Research and Development

Research and development (R&D) costs were $19.4 million, an increase of $3.6 million or 23% in the quarter ended May 31, 2001, compared to the corresponding period in the prior fiscal year. The increase was predominantly the result of increases associated with higher staffing levels and related compensation expenses. The increase in the average number of employees within R&D was 21% for the quarter ended May 31, 2001 compared to the corresponding period in the prior fiscal year.

During the quarter ended May 31, 2001, we continued to invest in R&D activities for our business intelligence solutions, including further development of e-Application packages and continued investment in the existing Cognos enterprise business intelligence platform. During the quarter we released a new version of Impromptu Web Reports for the Sun Solaris operating system.

Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. ___ Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in either quarter. Costs were not deferred in the period because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.


Business Restructuring Charge

During the quarter ended May 31, 2001, we implemented a restructuring plan to align our cost structure and operations to the current economic environment, resulting in a pre-tax business restructuring charge to earnings of $12.8 million. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impact all functional groups and geographic regions.

Cost savings as a result of the restructuring plan will reduce compensation, amortization, and lease expenses. The decrease in costs outlined above will primarily impact selling, general and administration expense and research and development expense. The expense reductions are expected to begin in the second quarter of fiscal 2002.

Cash outlays of $0.8 million related to the restructuring activities were paid in the first quarter of fiscal 2002 and the balance will be substantially paid in the next two quarters.


Interest Income and Expense

Net interest income was $2.7 million, an increase of $0.3 million or 12% in the quarter ended May 31, 2001, compared to the corresponding period in the prior fiscal year. The increase was primarily attributable to a larger average portfolio partially offset by a decrease in the average effective interest rates, and to a lesser extent, the impact of exchange rate fluctuations.


Income Tax Provision

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In the current quarter ended May 31, 2001, we recorded an income tax benefit of $4.6 million which represents an effective income tax rate of 29.5%. The tax recovery was booked at 29.5% on $15.7 million of pre-tax loss for the quarter as management believes the tax benefit of the loss will be utilized in the upcoming quarters of the current fiscal year. In the quarter ended May 31, 2000, we recorded an income tax provision of $4.7 million, representing an effective income tax rate of 28%.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of May 31, 2001 we had $239.4 million in cash, cash equivalents, and short-term investments, an increase of $4.9 million from February 28, 2001. In addition, we have arranged an unsecured credit facility that includes an operating line and foreign exchange conversion facilities. The operating line permits us to borrow funds or issue letters of credit or guarantee up to Cdn$15.0 (US$9.7) million, subject to certain covenants. As of May 31, 2001, there were no direct borrowings under this operating line. As discussed further below, we have foreign exchange conversion facilities that allow us to hold foreign exchange contracts of approximately Cdn$130.0 (US$84.1) million outstanding at any one time.

As of May 31, 2001, we had a total of $1.6 million of long-term indebtedness (including the current portion), consisting of other long-term liabilities and certain capital leases. As of May 31, 2001, working capital was $191.7 million, a decrease of $5.9 million from February 28, 2001. The decrease was primarily due to decreases in accounts receivable and increases in current liabilities for accrued charges and salaries, commissions and related items. These items were partially offset by an increase in cash and short-term investments and decreases in deferred product support revenue and income taxes payable.

Cash provided by operating activities (after changes in non-cash working capital items) for the three months ended May 31, 2001 was $8.7 million; a $15.2 million decrease when compared to the corresponding period in the prior fiscal year. This decrease as compared to the prior period was primarily due to the loss incurred in the quarter, a decrease in accounts payable and an increase in deferred income tax assets. This was partially offset by a decrease in accounts receivable.

Cash provided by investing activities was $50.9 million for the three months ended May 31, 2001 compared to $17.8 million in the corresponding period in the prior fiscal year. During the current three-month period, we received $57.7 million related to the maturity of short-term investments (net of investments in short-term investments) compared to $31.7 million in the corresponding period in the prior fiscal year. During the quarter ended May 31, 2001 additions to fixed assets were $6.8 million as compared to $13.9 million for the corresponding quarter in fiscal 2001. Additions to fixed assets during the quarter ended May 31, 2000 included $6.1 million relating to the construction of a second building on the site of our headquarters in Ottawa. The construction was substantially completed in fourth quarter of fiscal 2001, therefore, for the quarter ended May 31, 2001 no construction costs were incurred.

Cash provided by financing activities was $3.7 million for the three months ended May 31, 2001 compared to $9.3 million in the corresponding period in the prior fiscal year. We issued 320,000 common shares, valued at $3.6 million, during the three months ended May 31, 2001, and did not repurchase any of our own shares. In comparison we issued 778,000 shares valued at $9.0 million, and did not repurchase any of our own shares during the three month period ended May 31, 2000. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors.

In October 2000, we adopted a new program that enables us to purchase up to 4,403,510 common shares (not more than 5% of those issued and outstanding) between October 9, 2000 and October 8, 2001. Purchases will be made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares will be cancelled. We did not repurchase shares under this program during the three months ended May 31, 2001.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore do not anticipate non-performance by these counterparties. We limit these foreign exchange forward contracts to a maximum term of six months. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of May 31, 2001, we had foreign exchange forward contracts, with maturity dates ranging from June 28, 2001 to November 29, 2001, to exchange various foreign currencies in the amount of $16.9 million.

Over the next twelve months our operations will be financed by current cash balances and funds from operations. If we were to require funds in excess of our current cash position, we would expect to obtain such funds from, one or a combination of, the expansion of our existing credit facilities, or from public or private sales of equity or debt securities.

EUROPEAN ECONOMIC AND MONETARY UNION
------------------------------------

The euro currency was introduced on January 1, 2000, and the transition to this new currency has associated with it many potential implications for businesses operating in Europe including, but not limited to, products, information technology, pricing, currency exchange rate risk and derivatives exposure, continuity of material contracts, and potential tax consequences.

The new euro currency is to be introduced in stages over the course of a 3 1/2 year transition period. We believe the transition to the euro will have limited longer-term implications on our business. We have taken steps in the transition to the euro in the area of our internal processes and systems through identifying, modifying, and testing these processes and systems to handle transactions and reporting requirements involving the euro in accordance with the regulations. Our financial application systems represent the most significant internal systems that are affected by the transition to the euro. We earlier upgraded these systems to a version that enables us, together with certain process changes and modifications provided by the application vendor to their supported customers, to handle the initial requirements for transactions involving the euro. In the current quarter we have reassessed the need to further upgrade our financial applications system to handle the full requirements of the euro. We believe our current procedures and the modifications which have been made to the financial application system are adequate to handle the adoption of the euro, however, we continue to identify and, where necessary, modify our systems and processes in order to handle the various stages of the euro implementation. We are continuing to monitor our pricing in Europe, giving consideration to the transition to the euro.

We believe that the costs relating to the conversion of our internal systems and processes incurred to date, along with any future costs relating to such conversions, will not have a material adverse effect on our business, results of operations, or financial condition.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

This Form 10-Q contains forward-looking statements relating to, among other things our expectations concerning future revenues and earnings; the effect of reduced expenses on results; the effect of the workforce reduction on strategic programs; the effect of the current economic environment on our business and technology strategies; our ability to deliver business intelligence solutions that respond to changing market requirements; the future prospects of our current and future products, and our ability to compete in an intensely competitive marketplace.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause future results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to: the impact of global economic conditions on our business and our ability to implement timely and appropriate remedial measures; our ability to select and implement appropriate business models and strategies; our ability to maintain revenue growth or to anticipate a decline in revenue from any of our products or services; fluctuations in our quarterly and annual operating results based on historical patterns, which may cause our stock price to fluctuate or decline; rapid technological change and new product introductions and enhancements in the business intelligence software market; our reliance on partners and other third party distribution channels to market and distribute our products; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; our ability to compete in an intensely competitive marketplace; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate and retain highly qualified management and other key personnel; our ability to identify, pursue and complete acquisitions which could divert management attention and financial resources and not produce desired business results; as well as the risk factors discussed in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements. As a result of these, and other factors, we may experience material fluctuations in future operating results on a quarterly and annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the next fiscal year. A detailed discussion of each of these risk factors is contained under the heading "Certain Factors That May Affect Future Results" in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. The amount of our long-term debt is immaterial. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended May 31, 2001, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.


Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the German mark, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of May 31, 2001, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against us and our subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that our Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against us and unspecified damages. On May 30, 2000 we answered the complaint, denying all material allegations, and counterclaimed against Business Objects for a declaratory judgement that we are not infringing Business Objects' patent and that the patent is invalid. Based on the preliminary stage of the proceedings, we cannot estimate the financial impact, if any, at this time. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition.

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


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a)   Exhibits

         99   - Selected Consolidated Financial Statements in U.S. Dollars and
                   in accordance with Canadian Generally Accepted Accounting Principles

         99.1 Management's Discussion and Analysis of Financial Condition and Results of Operations-Canadian Supplement


b)   Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended May 31, 2001.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COGNOS INCORPORATED
                                     (Registrant)



      July 12, 2001                         /s/ Robert G. Ashe
---------------------------       ---------------------------------------
           Date                   Robert G. Ashe
                                  Senior Vice President, Chief Corporate Officer
                                     (Principal Financial Officer
                                     and Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                                  DESCRIPTION                                      PAGE
-----------                                  -----------                                      ----
    99            Selected Consolidated Financial Statements and Notes in U.S. Dollars
                  and in accordance with Canadian Generally Accepted Accounting
                  Principles                                                                  24-30
    99.1          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations-Canadian Supplement                                   31-32