Form 10-Q
period 2001-08-31
COGNOS INC
filed 2001-10-15
CIK 746782

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended August 31, 2001

                                      OR

            [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period From           To

                        Commission File Number 0-16006

                              COGNOS INCORPORATED
            (Exact Name Of Registrant As Specified In Its Charter)

                CANADA                               98-0119485
    (State Or Other Jurisdiction Of       (IRS Employer Identification No.)
    Incorporation Or Organization)

         3755 Riverside Drive,
       P.O. Box 9707, Station T,
        Ottawa, Ontario, Canada                        K1G 4K9
    (Address Of Principal Executive                  (Zip Code)
               Offices)

                                (613) 738-1440
             (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

   The number of shares outstanding of the registrant's only class of Common Stock as of September 30, 2001, was 88,018,878.

-------------------------------------------------------------------------------

                              COGNOS INCORPORATED

                                     INDEX

                                                                           Page
                                                                           ----
                      PART I - FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements
         Consolidated Statements of Income for the three and six months
          ended August 31, 2001 and August 31, 2000......................    3
         Consolidated Balance Sheets as of August 31, 2001 and February
          28, 2001.......................................................    4
         Consolidated Statements of Cash Flows for the three and six
          months ended August 31, 2001 and August 31, 2000...............    5
         Condensed Notes to the Consolidated Financial Statements........    6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   11
 Item 3. Quantitative and Qualitative Disclosure about Market Risk.......   21
                        PART II - OTHER INFORMATION
 Item 1. Legal Proceedings...............................................   22
 Item 4. Submission of Matters to a Vote of Security Holders.............   23
 Item 6. Exhibits and Reports on Form 8-K................................   23
 Signature................................................................  24

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              COGNOS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                   (US$000s except share amounts, U.S. GAAP)
                                  (Unaudited)

                                     Three months ended    Six months ended
                                         August 31,           August 31,
                                     --------------------  ------------------
                                       2001       2000       2001      2000
                                     ---------  ---------  --------  --------
Revenue
 Product license.................... $  50,617  $  61,485  $ 93,721  $118,218
 Product support....................    42,584     35,692    84,427    68,975
 Services...........................    23,112     21,036    46,181    39,718
                                     ---------  ---------  --------  --------
Total revenue.......................   116,313    118,213   224,329   226,911
                                     ---------  ---------  --------  --------
Operating expenses
 Cost of product license............       962      1,713     2,068     3,442
 Cost of product support............     3,862      4,071     8,156     8,345
 Selling, general, and
  administrative....................    85,311     75,931   174,184   148,556
 Research and development...........    18,423     16,507    37,845    32,361
 Restructuring......................        --         --    12,798        --
                                     ---------  ---------  --------  --------
Total operating expenses............   108,558     98,222   235,051   192,704
                                     ---------  ---------  --------  --------
Operating income (loss).............     7,755     19,991   (10,722)   34,207
Interest expense....................       (85)      (156)     (169)     (310)
Interest income.....................     2,408      3,097     5,220     5,679
                                     ---------  ---------  --------  --------
Income (loss) before taxes..........    10,078     22,932    (5,671)   39,576
Income tax provision (benefit)......     2,974      6,421    (1,673)   11,081
                                     ---------  ---------  --------  --------
Net income (loss)................... $   7,104  $  16,511  $ (3,998) $ 28,495
                                     =========  =========  ========  ========
Net income (loss) per share
 Basic.............................. $    0.08  $    0.19  $  (0.05) $   0.33
                                     =========  =========  ========  ========
 Diluted............................ $    0.08  $    0.18  $  (0.05) $   0.31
                                     =========  =========  ========  ========
Weighted average number of shares
 (000s)
 Basic..............................    88,004     87,706    88,014    87,349
                                     =========  =========  ========  ========
 Diluted............................    89,941     92,345    88,014    91,935
                                     =========  =========  ========  ========


                            (See accompanying notes)

                              COGNOS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                              (US$000s, U.S. GAAP)

                                                        August 31,  February 28,
                                                           2001         2001
                                                        ----------  ------------
                                                        (Unaudited)
Assets
Current assets
 Cash and cash equivalents.............................  $170,309     $115,293
 Short-term investments................................    87,823      119,265
 Accounts receivable...................................    92,646      146,867
 Inventories...........................................       578          730
 Prepaid expenses......................................     7,046        8,648
 Income tax assets.....................................     8,293           --
                                                         --------     --------
                                                          366,695      390,803
Fixed assets...........................................    70,412       74,208
Other assets...........................................    25,701       30,581
                                                         --------     --------
                                                         $462,808     $495,592
                                                         ========     ========
Liabilities
Current liabilities
 Accounts payable......................................  $ 23,756     $ 28,256
 Accrued charges.......................................    27,800       21,798
 Salaries, commissions, and related items..............    31,347       28,822
 Income taxes payable..................................       852       17,548
 Current portion of long-term debt.....................        32           32
 Deferred revenue......................................    87,693       96,674
                                                         --------     --------
                                                          171,480      193,130
Long-term liabilities..................................     1,653        1,539
Deferred income taxes..................................     8,436       10,394
                                                         --------     --------
                                                          181,569      205,063
                                                         --------     --------
Stockholders' Equity
Capital stock
 Common shares    (August 31, 2001 - 87,741,702;
February 28, 2001 - 87,885,161)........................   140,374      134,791
Retained earnings......................................   152,758      165,755
Accumulated other comprehensive items..................   (11,893)     (10,017)
                                                         --------     --------
                                                          281,239      290,529
                                                         --------     --------
                                                         $462,808     $495,592
                                                         ========     ========


                            (See accompanying notes)

                              COGNOS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (US$000s, U.S. GAAP)
                                  (Unaudited)

                                      Three months ended    Six months ended
                                          August 31,           August 31,
                                      --------------------  ------------------
                                        2001       2000       2001      2000
                                      ---------  ---------  --------  --------
Cash provided by (used in) operating
 activities
 Net income (loss)................... $   7,104  $  16,511  $ (3,998) $ 28,495
 Non-cash items
  Depreciation and amortization......     7,370      5,301    14,528    10,348
  Amortization of deferred stock-
   based compensation................       577        173     1,154       346
  Amortization of other deferred
   compensation......................       666        345     1,332       690
  Deferred income taxes..............    (1,591)        14    (1,818)       18
  Loss on disposal of fixed assets...       325         19       540       213
                                      ---------  ---------  --------  --------
                                         14,451     22,363    11,738    40,110
Change in non-cash working capital
 Decrease (increase) in accounts
 receivable..........................    11,033    (16,447)   57,196    (1,814)
 Decrease (increase) in inventory....        (9)       (78)      144        19
 Decrease (increase) in prepaid
  expenses...........................        46       (597)    1,545    (2,595)
 Decrease (increase) in income tax
  assets.............................        98         --    (8,294)       --
 Increase (decrease) in accounts
  payable............................     2,974        609    (8,414)     (166)
 Increase (decrease) in accrued
  charges............................       (80)     3,586     6,078     4,333
 Increase (decrease) in salaries,
  commissions, and related items.....     1,715      2,671     2,534    (1,644)
 Increase (decrease) in income taxes
  payable............................      (472)     1,950   (16,603)    2,689
 Increase (decrease) in deferred
  revenue............................    (1,110)     2,865    (8,570)      (63)
                                      ---------  ---------  --------  --------
                                         28,646     16,922    37,354    40,869
                                      ---------  ---------  --------  --------
Cash provided by (used in) investing
 activities
 Maturity of short-term investments..    61,895     27,254   180,231    91,820
 Purchase of short-term investments..   (88,285)   (42,738) (148,891)  (75,599)
 Additions to fixed assets...........    (1,562)   (12,650)   (8,375)  (26,594)
 Acquisition costs...................        --       (854)       --      (854)
                                      ---------  ---------  --------  --------
                                       (27,952)    (28,988)   22,965   (11,227)
                                      ---------  ---------  --------  --------
Cash provided by (used in) financing
 activities
 Issue of common shares..............     1,859      6,879     5,428    15,882
 Repurchase of shares................    (9,998)    (2,041)   (9,998)   (2,041)
 Repayment of long-term debt and
  long-term liabilities..............        65        135       161       386
                                      ---------  ---------  --------  --------
                                        (8,074)      4,973    (4,409)   14,227
                                      ---------  ---------  --------  --------
Effect of exchange rate changes on
 cash................................       (86)       296      (894)     (768)
                                      ---------  ---------  --------  --------
Net increase (decrease) in cash and
 cash equivalents....................    (7,466)    (6,797)   55,016    43,101
Cash and cash equivalents, beginning
 of period...........................   177,775    182,333   115,293   132,435
                                      ---------  ---------  --------  --------
Cash and cash equivalents, end of
 period..............................   170,309    175,536   170,309   175,536
Short-term investments, end of
 period..............................    87,823     47,716    87,823    47,716
                                      ---------  ---------  --------  --------
Cash, cash equivalents, and short-
 term investments, end of period..... $ 258,132  $ 223,252  $258,132  $223,252
                                      =========  =========  ========  ========

                            (See accompanying notes)

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars, unless otherwise stated)

1.Basis of Presentation

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

2.Revenue Recognition

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

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars unless otherwise stated)

  For contracts with multiple obligations (e.g. deliverable and undeliverable products, support obligations, education, consulting and other services), the Corporation allocates revenue to each element of the contract based on objective evidence, specific to the Corporation, of the fair value of the element.

3.Income Taxes

  The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year.

4.Net Income per Share

  The reconciliation of the numerator and denominator for the calculation of basic and diluted net income (loss) per share is as follows: (000's except per share amounts)

                                          Three months ended  Six months ended
                                              August 31,         August 31,
                                          ------------------- ------------------
                                            2001      2000      2001      2000
                                          --------- --------- --------  --------
   Basic Net Income (Loss) per Share
                                          ========= ========= ========  ========
    Net income (loss)...................  $   7,104 $  16,511 $ (3,998) $ 28,495
                                          ========= ========= ========  ========
    Weighted average number of shares
     outstanding........................     88,004    87,706   88,014    87,349
                                          ========= ========= ========  ========
    Basic net income (loss) per share...  $    0.08 $    0.19 $  (0.05) $   0.33
                                          ========= ========= ========  ========
   Diluted Net Income (Loss) per Share
    Net income (loss)...................  $   7,104 $  16,511 $ (3,998) $ 28,495
                                          ========= ========= ========  ========
    Weighted average number of shares
     outstanding........................     88,004    87,706   88,014    87,349
    Dilutive effect of stock options....      1,937     4,639       --     4,586
                                          --------- --------- --------  --------
    Adjusted weighted average number of
     shares outstanding.................     89,941    92,345   88,014    91,935
                                          ========= ========= ========  ========
    Diluted net income (loss) per share.  $    0.08 $    0.18 $  (0.05) $   0.31
                                          ========= ========= ========  ========

  For the six months ended August 31, 2001, the effect of converting stock options was antidilutive as a result of net losses.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars unless otherwise stated)

5.Comprehensive Income

  Comprehensive income (loss) includes net income (loss) and "other comprehensive income (loss)." Other comprehensive income refers to changes in the balances of revenues, expenses, gains and losses that are recorded directly as a separate component of Stockholders' Equity and excluded from net income.

  For the quarter ended August 31, 2001, the Corporation had other comprehensive expense of $1,006,000 compared to other comprehensive income of $578,000 for the quarter ended August 31, 2000. These amounts relate to foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net of unrealized net derivative gains (losses). Total comprehensive income was $6,098,000 and $17,089,000 for the quarters ended August 31, 2001 and 2000, respectively.

  The Corporation had other comprehensive expense of $1,876,000 for the six months ended August 31, 2001 and other comprehensive expense of $1,226,000 for the six months ended August 31, 2000. Total comprehensive loss was $5,874,000 for the six months ended August 31, 2001 and total comprehensive income was $27,269,000 for the six months ended August 31, 2000.

6.Segmented Information

  The Corporation has one reportable segment - computer software products.

7.Business Restructuring Charges

  In connection with a restructuring plan to align the Corporation's cost structure and operations to the current economic environment, the Corporation recorded in the quarter ended May 31, 2001 a pre-tax business restructuring charge to earnings of $12,798,000. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The remaining accrual is included on the balance sheet as accrued charges and salaries, commissions and related items.

  The employee separations impact all functional groups and geographic regions of the Corporation. As of August 31, 2001, all employee separations under the restructuring plan had been completed and related cash payments will be substantially completed throughout the remainder of fiscal 2002.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars unless otherwise stated)

   The following table displays the status of the restructuring reserve at August 31, 2001 (000's):

                                             Other
                              Employee   Restructuring
                             Separations     Costs      Total
                             ----------- ------------- -------
   Restructuring charges in
    Q1 fiscal 2002.........    $ 9,660      $ 3,138    $12,798
   Cash Payments...........       (758)                   (758)
   Asset write-downs.......                  (1,557)    (1,557)
                               -------      -------    -------
   Balance as at May 31,
    2001...................      8,902        1,581     10,483
                               =======      =======    =======
   Cash Payments...........     (4,443)        (970)    (5,413)
   Asset write-downs.......         --           --         --
                               -------      -------    -------
   Balance as at August 31,
    2001...................    $ 4,459      $   611    $ 5,070
                               =======      =======    =======

8.Litigation

  On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that the Corporation's Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against the Corporation and unspecified damages. On May 30, 2000 the Corporation answered the complaint, denying all material allegations, and counterclaimed against the Complainant for a declaratory judgment that the Corporation is not infringing the Complainant's patent and that the patent is invalid. The Corporation cannot estimate the financial impact, if any, at this time.

  In addition, the Corporation and its subsidiaries may, from time to time, be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        (All amounts in United States dollars unless otherwise stated)

9.Recent Pronouncements

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("the pronouncements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets will continue to be amortized over their useful lives.

  The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4,000,000 ($0.04 per share) for fiscal 2003. During fiscal 2003, the Corporation will perform the required impairment tests of goodwill and indefinite lived intangible assets as of March 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

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

RESULTS OF OPERATIONS

Revenue for the quarter ended August 31, 2001 was $116.3 million, a 2% decrease from revenue of $118.2 million for the same quarter last year. Pretax income for the quarter ended August 31, 2001 was $10.1 million compared to pretax income of $22.9 million in the same quarter last year. Net income for the current quarter was $7.1 million compared to net income of $16.5 million for the same quarter last year. Diluted net income per share was $0.08 for the current quarter, compared to $0.18 for the same quarter last year. Basic net income per share was $0.08 and $0.19 for quarters ending August 31, 2001 and August 31, 2000, respectively.

Revenue for the six months ended August 31, 2001 was $224.3 million, a 1% decrease from revenue of $226.9 million for the same period last year. Pretax loss for the six months ended August 31, 2001 was $5.7 million compared to pretax income of $39.6 million in the same period last year. Net loss for the current six months was $4.0 million compared to net income of $28.5 million for the same period last year. Diluted net loss per share was $0.05 for the current six months, compared to diluted net income per share of $0.31 for the same period last year. Basic net loss per share was $0.05 for the six-month period ending August 31, 2001 compared to basic net income per share of $0.33 for the six-month periods ending August 31, 2000. The results for the six months ended August 31, 2001 include a business restructuring charge of $12.8 million in connection with a restructuring plan to align our cost structure and operations to the current economic environment as reported in the first quarter of fiscal 2002. Excluding the effect of this item, net income and diluted net income per share for the six months would have been $5.0 million and $0.06, respectively, compared to net income of $28.5 million and $0.31, respectively, for the same period last year. The decline in operating performance is due to the decline in information technology spending and the continuing uncertain economic environment in our principal markets and specifically in the U.S., which is our largest market. This has impacted all sales but was most pronounced in deals greater than $200,000.

Total operating expenses for the quarter ended August 31, 2001 were $108.6 million, an 11% increase from operating expenses of $98.2 million for the same quarter last year. Operating margins for the quarter ended August 31, 2001 were 7%, compared to 17% for the same quarter last year.

Total operating expenses for the six months ended August 31, 2001 were $235.0 million, a 22% increase from operating expenses of $192.7 million for the same period last year. Operating margins for the six months ended August 31, 2001 were -5%, compared to 15% for the same period last year. Excluding the effect related to the business restructuring charge discussed above, operating expenses in the six month period ended August 31, 2001 would have been $222.3 million, an increase of 15% from the same quarter last year. Operating margins for the quarter would have been 1%, compared to 15% for the same quarter last year. We implemented a restructuring plan to align our cost structure and operations to the current economic environment resulting in a pre-tax business restructuring charge to earnings of $12.8 million reported in the first quarter of fiscal 2002. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impact all functional groups and geographic regions.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

                             Percentage of Revenue        Percentage Change
                           -----------------------------  --------------------
                           Three months    Six months
                               ended          ended
                            August 31,     August 31,      Three        Six
                           --------------  -------------   months      months
                                                          ended August 31,
                            2001    2000   2001    2000     2000 to 2001
                           ------  ------  -----   -----  --------------------
Revenue...................  100.0%  100.0% 100.0%  100.0%     (1.6)%      (1.1)%
                           ------  ------  -----   -----  --------    --------
Operating expenses
 Cost of product license..    0.8     1.5    1.0     1.5     (43.8)      (39.9)
 Cost of product support..    3.3     3.4    3.6     3.7      (5.1)       (2.3)
 Selling, general, and
  administrative..........   73.4    64.2   77.6    65.4      12.4        17.3
 Research and development.   15.8    14.0   16.9    14.3      11.6        16.9
 Business Restructuring
  Charge..................    0.0     0.0    5.7     0.0      N.M.        N.M.
                           ------  ------  -----   -----  --------    --------
Total operating expenses..   93.3    83.1  104.8    84.9      10.5        22.0
                           ------  ------  -----   -----  --------    --------
Operating income (loss)...    6.7    16.9   (4.8)   15.1     (61.2)       N.M.
Interest expense..........   (0.1)   (0.1)  (0.1)   (0.1)    (45.5)      (45.5)
Interest income...........    2.1     2.6    2.3     2.5     (22.2)       (8.0)
                           ------  ------  -----   -----  --------    --------
Income (loss) before
 taxes....................    8.7    19.4   (2.6)   17.5     (56.1)       N.M.
Income tax provision
 (benefit)................    2.6     5.4   (0.8)    4.9     (53.7)       N.M.
                           ------  ------  -----   -----  --------    --------
Net income (loss).........    6.1%   14.0%  (1.8)%  12.6%    (57.0)%      N.M.
                           ======  ======  =====   =====  ========    ========

-------
N.M. - not meaningful

Revenue

Our total revenue was $116.3 million for the quarter ended August 31, 2001, a decrease of $1.9 million or 2%, compared to the quarter ended August 31, 2000. Our total revenue was $224.3 million for the six months ended August 31, 2001; a decrease of $2.6 million or 1%, compared to the six months ended August 31, 2000. We operate internationally, with a substantial portion of our business conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. Foreign exchange rate fluctuations reduced the overall revenue increase by three percentage points for the quarter and the six months ended August 31, 2001.

Our total revenue was derived primarily from the revenue attributable to the licensing, supporting and servicing of our business intelligence products solution, including PowerPlay(R), Impromptu(R), Cognos Query, Cognos Visualizer, DecisionStream(TM), Scenario(TM), KPI, Cognos Finance, and Cognos e-Applications. Total revenue (license, support, and services revenue) derived from these products was $106.8 million in the quarters ended August 31, 2000 and 2001 and was $205.4 million for the six months ended August 31, 2001 an increase of $3.4 million or 2% when compared to the corresponding periods in the prior fiscal year. Total revenue from these business intelligence products was 92% and 90% of total revenue for the quarters ended August 31, 2001 and August 31, 2000, respectively, whereas these percentages on a year-to-date basis were 92% and 89%, respectively.

We believe that our business intelligence products address the current market need for distributing corporate information to the end user's desktop in an extended enterprise environment of corporate intranets, extranets, and client/server networks.

Total revenue (license, support, and services revenue) from our application development tools, PowerHouse(R) and Axiant(R), was $9.6 million for the quarter ended August 31, 2001, a decrease of $1.9 million or 16% from the corresponding period in the prior fiscal year, and was $18.9 million for the six months ended August 31, 2001, a decrease of $6.0 million or 24% when compared to the corresponding six month period in fiscal 2001. We believe that, revenues from these products will continue to decline.

The change in total revenue from the three revenue categories in the quarter ended August 31, 2001 from August 31, 2000 was as follows: a 18% decrease in product license revenue, a 19% increase in product support revenue, and an 10% increase in services revenue. The change for the same categories for the six months was as follows: (21%), 22% and 16%, respectively.

Product License Revenue

Product license revenue was $50.6 million in the quarter ended August 31, 2001, a decrease of $10.9 million or 18%, and was $93.7 million for the six months ended August 31, 2001, a decrease of $24.5 million or 21% compared to the corresponding periods in the prior fiscal year. The decrease in product license revenue for this period was predominantly due to the decline in information technology spending and the continuing uncertain economic environment in our principal markets and specifically in the U.S., which is our largest market. This affected the sales of our business intelligence products. Product license revenue accounted for 44% of total revenue in the quarter ended August 31, 2001, compared to 52% for the corresponding quarter in the prior fiscal year, and accounted for 42% of total revenue for the six months ended August 31, 2001, compared to 52% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $48.3 million for the quarter ended August 31, 2001, a decrease of $10.6 million or 18%, and was $89.7 million for the six months ended August 31, 2001, a decrease of $21.4 million or 19% compared to the corresponding periods in the prior fiscal year. Product license revenue from these business intelligence products accounted for 95% and 96% of total product license revenue for the quarters ended August 31, 2001 and 2000, respectively. On a year-to-date basis, we derived 96% of product license revenue from these products, compared to 94% in the corresponding period last year.

Product license revenue from the application development tools was $2.4 million for the quarter ended August 31, 2001, a decrease of $0.3 million or 11%, and was $4.0 million for the six months ended August 31, 2001, a decrease of $3.0 million or 43% compared to the corresponding periods in the prior fiscal year. The decline in product license revenue in this market is consistent with the market trend away from proprietary systems and host-based computing toward industry-standard systems, corporate intranets, extranets, client/server technology and packaged applications products. We expect that, the trend of decreasing product license revenue from these products will continue.

Product Support Revenue

Product support revenue was $42.6 million in the quarter ended August 31, 2001, an increase of $6.9 million or 19%, and was $84.4 million for the six months ended August 31, 2001, an increase of $15.5 million or 22% compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts was the result of the expansion of our customer base, as well as the renewal of support contracts. The product support revenue associated with the expansion of our customer base has exceeded the rate of non-renewals of support contracts.

Product support revenue accounted for 37% and 30% of our total revenue for each of the quarters ended August 31, 2001, and 2000, respectively and accounted for 38% of total revenue for the six months ended August 31, 2001 and 30% for the corresponding period in the prior fiscal year.

Total product support revenue from the business intelligence products comprised 83% and 77% of the total product support revenue for the quarters ended August 31, 2001, and August 31, 2000, respectively and comprised 83% and 75% of the total product support revenue for the six months ended August 31, 2001 and August 31, 2000, respectively. Total support revenue from the business intelligence products increased by 30% in the quarter ended August 31, 2001, and total support revenue from the application development tools decreased by 16%, compared to the corresponding quarter in the prior fiscal year. For the six months ended August 31, 2001, total support revenue from the business intelligence products increased by 35%, whereas total support revenue from the application development tools decreased by 15%, compared to the corresponding period in the prior fiscal year.

Services Revenue

Services revenue (training, consulting, and other revenue) was $23.1 million in the quarter ended August 31, 2001, an increase of $2.1 million or 10%, and was $46.2 million, an increase of $6.5 million or 16% for the six months ended August 31, 2001 compared to the corresponding periods in the prior fiscal year. Services revenue accounted for 20% and 21% of our total revenue for the quarter and six months ended August 31, 2001, compared to 18% for both the quarter and six months ended, in the prior fiscal year. The increase in the dollar amounts was primarily attributable to an increase in consulting revenue, offset slightly by small decreases in education and documentation associated with our business intelligence products, consistent with the trend in product license revenue for these products.

In the quarter ended August 31, 2001, services revenue associated with the business intelligence products contributed $23.0 million, an increase of $2.4 million or 11%, and contributed $45.8 million, an increase of $6.8 million or 18% for the six months ended August 31, 2001 compared to the corresponding periods in the prior fiscal year. This increase was offset by a decline of $0.3 million or 69% and $0.4 million or 51%, respectively; in total services revenue associated with our application development tools for the same periods. Services revenue associated with the business intelligence products contributed 99% of the total services revenue for both the quarter and six months ended August 31, 2001 compared to 98% for both the corresponding periods in the prior fiscal year.

Cost of Product License

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $1.0 million, a decrease of $0.8 million or 44% in the quarter ended August 31, 2001, compared to the corresponding period in the prior fiscal year and was $2.1 million, for the six months ended August 31, 2001, a $1.4 million or 40% decrease from the corresponding period in the prior fiscal year. These costs represented 2% of product license revenue for the three and six months ended August 31, 2001, as compared to 3% for the three and six months ended August 31, 2000. The decreases in both the quarter and the six months ended August 31, 2001 were the result of a decrease in product license revenue.

Cost of Product Support

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $3.9 million, a decrease of $0.2 million or 5% in the quarter ended August 31, 2001, and was $8.2 million, a decrease of $0.2 million or 2% for the six months ended August 31, 2001, compared to the corresponding periods in the prior fiscal year.

The cost of product support represented 9% and 10% of total product support revenue for the three and six months ended August 31, 2001, respectively, compared to 11% and 12% for both the corresponding periods in the prior fiscal year, respectively.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses were $85.3 million, an increase of $9.4 million or 12% in the quarter ended August 31, 2001, and were $174.2 million, an increase of

$25.6 million or 17% for the six months ended August 31, 2001, compared to the corresponding periods in the prior fiscal year. These costs increased as a percentage of revenue, representing 73% and 78% for the three and six months ended August 31, 2001, respectively compared to 64% and 65% for the corresponding periods in the prior fiscal year. The increase in these expenses was predominantly due to increased compensation expense.

Research and Development

Research and development (R&D) costs were $18.4 million, an increase of $1.9 million or 12% in the quarter ended August 31, 2001, and were $37.8 million, an increase of $5.5 million or 17% for the six months ended August 31, 2001, compared to the corresponding periods in the prior fiscal year. The increase was predominantly the result of increases associated with higher staffing levels and related compensation expenses, as well as increases in services purchased externally. The increase in the average number of employees within R&D was 9% and 15% for the three and six months ended August 31, 2001, respectively, when compared to the corresponding periods in the prior fiscal year.

During the six months ended August 31, 2001 we continued to invest in R&D activities for our business intelligence solutions, including further development of e-Application packages and continued investment in the existing Cognos enterprise business intelligence platform. During the quarter ended August 31, 2001 we released version 5.1 of Cognos Finance, a solution that delivers integrated budgeting, forecasting, consolidation and financial reporting and analysis in one comprehensive system.

Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in either quarter. Costs were not deferred in the period because either no projects met the criteria for deferral or the period between achieving technological feasibility and the general availability of the product was short, and the associated costs were immaterial.

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

Cost savings as a result of the restructuring plan will reduce compensation, amortization, and lease expenses. The decrease in costs outlined above will primarily impact selling, general and administration expense and research and development expense. The expense reductions have begun to take effect in the quarter-ended August 31, 2001.

Cash outlays of $6.2 million related to the restructuring activities were paid in the first two quarters of fiscal 2002 and the balance will be substantially paid in the next two quarters.

Interest Income and Expense

Net interest income was $2.3 million in the quarter ended August 31, 2001, a decrease of $0.6 million or 21% for the quarter, and was $5.1 million, a decrease of $0.3 million or 6% for the six months ended August 31, 2001, compared to the corresponding periods in the prior fiscal year. The decrease was due to lower effective interest rates in both fiscal periods as compared to the corresponding periods in the prior fiscal year.

Income Tax Provision

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In the three months ended August 31, 2001, we recorded an income tax provision of $3.0 million. For the six-month period ended August 31, 2001 we recorded an income tax recovery of $1.7 million. These represent an effective income tax rate of 29.5%. The tax recovery for the six-month period was booked at 29.5% on $5.7 million of pre-tax loss, as management believes the tax benefit of the loss will be utilized in the upcoming quarters of the current fiscal year. In the quarter and six months ended August 31, 2000, we recorded an income tax provision of $6.4 million and $11.1 million respectively, representing an effective income tax rate of 28%.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2001, we had $258.1 million in cash, cash equivalents, and short-term investments, an increase of $23.6 million from February 28, 2001. In addition, we have an unsecured credit facility that includes an operating line and foreign exchange conversion facilities. The operating line permits us to borrow funds or issue letters of credit or guarantee up to Cdn$15.0 (US$9.7) million, subject to certain covenants. As of August 31, 2001, there were no direct borrowings under this operating line. As discussed further below, we have foreign exchange conversion facilities that allow us to hold foreign exchange contracts of approximately Cdn$130.0 (US$84.0) million outstanding at any one time.

As of August 31, 2001, we had a total of $1.7 million of long-term indebtedness (including the current portion of long-term debt), consisting of other long-term liabilities and certain capital leases. As of August 31, 2001, working capital was $195.2 million, a decrease of $2.5 million from February 28, 2001, primarily because of decreases in accounts receivable and short term investments offset partially by increases in cash and decreases in income taxes payable and deferred product support revenue. The change in working capital for the six months ended August 31, 2001 included the use of $10.0 million in cash for the repurchase of 615,000 of our common shares of stock during the period.

Cash provided by operating activities (after changes in non-cash working capital items) for the six months ended August 31, 2001 was $37.4 million, a $3.5 million decrease when compared to the corresponding period in the prior fiscal year. This decrease as compared to the prior period was primarily due to the decrease in net income, offset by a decrease in the level of non-cash working capital requirements during the current six-month period.

Cash provided by investing activities was $23.0 million for the six months ended August 31, 2001 compared to $11.2 million used in investing activities for the corresponding period in the prior fiscal year. During the current six-month period, we received $31.3 million related to the activity in short-term investments (net of maturities) compared to $16.2 million in the corresponding period in the prior fiscal year. In the corresponding period in the prior fiscal year, we spent $0.9 million related to the purchase of our distributor in Finland. Additions to fixed assets during the six month period ended August 31, 2001 were $8.4 million as compared to $26.6 million in the corresponding period in the prior fiscal year. The decrease in additions to fixed assets mostly relates to the construction of a second building on the site of our headquarters in Ottawa in the prior fiscal year. The construction was substantially completed in fourth quarter of fiscal 2001; therefore, for the quarter ended August 31, 2001 no construction costs were incurred.

Cash used in financing activities was $4.4 million for the six months ended August 31, 2001 compared to cash provided by financing activities of $14.2 million in the corresponding period in the prior fiscal year. We issued 471,000 common shares, valued at $5.4 million, during the six months ended August 31, 2001 compared to the issuance of 1,315,000 shares valued at $13.9 million for the same period in the prior fiscal year. The issuance of shares in both periods was pursuant to the Corporation's stock purchase plan and the exercise of stock options by employees, officers, and directors. The Corporation's financing activities for both six-month periods also included the repurchase of its own common shares in the open market. During the six months ended August 31, 2001, the Corporation repurchased 615,000 of its own shares at a cost of $10.0 million compared to 50,000 shares repurchased at a cost of $2.0 million in the corresponding period in the prior fiscal year.

The share repurchases made in the current six-month period were part of an open market share repurchase program. In October 2000, we adopted a program that enables us to purchase up to 4,403,510 common shares (not more than 5% of those issued and outstanding) between October 9, 2000 and October 8, 2001. Purchases will be made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares were cancelled.

On October 4, 2001 we announced a new open market share repurchase program. This program will enable us to purchase up to 4,400,943 common shares (not more than 5% of those issued and outstanding) between October 9, 2001 and October 8, 2002. Purchases will be made on the Toronto Stock Exchange or the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares will be cancelled.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore do not anticipate non-performance by these counterparties. We limit these foreign exchange forward contracts to a maximum term of six months. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of August 31, 2001, we had foreign exchange forward contracts, with maturity dates ranging from

September 27, 2001 to January 31, 2002, to exchange various foreign currencies in the amount of $18.0 million.

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

The new euro currency is to be introduced in stages over the course of a 3 1/2 year transition period. We believe the transition to the euro will have limited longer-term implications on our business. We have taken steps in the transition to the euro in the area of our internal processes and systems through identifying, modifying, and testing these processes and systems to handle transactions and reporting requirements involving the euro in accordance with the regulations. Our financial application systems represent the most significant internal systems that are affected by the transition to the euro. We earlier upgraded these systems to a version that enables us, together with certain process changes and modifications provided by the application vendor to their supported customers, to handle the initial requirements for transactions involving the euro. In the first quarter of fiscal 2002 we reassessed the need to further upgrade our financial applications system to handle the full requirements of the euro. We believe our current procedures and the modifications which have been made to the financial application system are adequate to handle the adoption of the euro, however, we continue to identify and, where necessary, modify our systems and processes in order to handle the various stages of the euro implementation. We are continuing to monitor our pricing in Europe, giving consideration to the transition to the euro.

We believe that the costs relating to the conversion of our internal systems and processes incurred to date, along with any future costs relating to such conversions, will not have a material adverse effect on our business, results of operations, or financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements relating to, among other things, our expectations concerning future revenues and earnings; the effect of the restructuring plan implemented in the first quarter of fiscal 2002 on results and strategic programs, including the effect of the reduced expenses on results; the effect of the continuing uncertain economic environment on our business and technology strategies and our ability to adapt our business model and strategy to the current economic environment; the sufficiency of capital to meet our working capital and capital expenditure requirements; our ability to deliver business intelligence solutions that respond to changing market requirements; the future prospects of our current and future products, and our ability to compete in an intensely competitive marketplace.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause future results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to: the impact of global economic conditions on our business and our ability to implement timely and appropriate remedial measures; our ability to select and implement appropriate business models and strategies; our ability to achieve and maintain revenue growth or to anticipate a decline in revenue from any of our products or services; fluctuations in our quarterly and annual operating results based on historical patterns, which may cause our stock price to fluctuate or decline; rapid technological change and new product introductions and enhancements in the business intelligence software market; our reliance on partners and other third party distribution channels to market and distribute our products; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; our ability to compete in an intensely competitive marketplace; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate and retain highly qualified management and other key personnel; and our ability to identify, pursue and complete acquisitions which could divert management attention and financial resources and not produce desired business results. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. As a result of these, and other factors, we may experience material fluctuations in future operating results on a quarterly and annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the next fiscal year. A detailed discussion of each of these risk factors is contained under the heading "Certain Factors That May Affect Future Results" in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. The amount of our long-term debt is immaterial. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter and six months ended August 31, 2001, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments is held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the German mark, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of August 31, 2001, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against us and our subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that our Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against us and unspecified damages. On May 30, 2000 we answered the complaint, denying all material allegations, and counterclaimed against Business Objects for a declaratory judgment that we are not infringing Business Objects' patent and that the patent is invalid. We believe the complaint is without merit. We cannot estimate the financial impact, if any, at this time. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition.

In addition, the Corporation and its subsidiaries may, from time to time, be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders

a) The Corporation held its Annual Meeting of Shareholders on June 21, 2001.

b) At the meeting, it was resolved that those persons nominated as indicated below be elected as directors of the Corporation and that Ernst & Young LLP be reappointed as the Corporation's Auditors for the fiscal year ending February 28, 2002. The voting results of the meeting are presented in the following table:

                                Voting Results
                        Annual Meeting of Shareholders
                                 June 21, 2001

                                                      FOR      WITHHELD  AGAINST
                                                   ---------- ---------- -------
   Election of Directors
   John E. Caldwell............................... 54,992,660 10,879,846     --
   Douglas C. Cameron............................. 54,993,866 10,878,640     --
   Pierre Y. Ducros............................... 54,992,553 10,879,953     --
   Douglas J. Erwin............................... 54,992,666 10,879,840     --
   Robert W. Korthals............................. 54,992,338 10,880,168     --
   Candy M. Obourn................................ 54,992,365 10,880,141     --
   James M. Tory.................................. 54,991,706 10,880,800     --
   Renato Zambonini............................... 54,993,797 10,878,709     --
   Reappointment of Auditors...................... 65,810,598     17,084 44,824

Item 6. Exhibits and Reports on Form 8-K

a)Exhibits

  99 --Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

  99.1 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b)Reports on Form 8-K

  There were no reports on Form 8-K filed during the three months ended August 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COGNOS INCORPORATED
                                          (Registrant)

           October 12, 2001                           /s/ Tom Manley
--------------------------------------    --------------------------------------
                 Date                     Tom Manley
                                          Senior Vice-President and Chief
                                          Financial Officer
                                          (Principal Financial Officer and
                                          Chief Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT NO.                          DESCRIPTION                           PAGE
 -----------                          -----------                           -----
     99      Selected Consolidated Financial Statements and Notes in U.S.
              Dollars and in accordance with Canadian Generally Accepted
              Accounting Principles......................................   26-33
    99.1     Management's Discussion and Analysis of Financial Condition
              and Results of
              Operations - Canadian Supplement...........................   34-35

                                                                      Exhibit 99

                              COGNOS INCORPORATED

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (US$000s except share amounts, CDN GAAP)
                                  (Unaudited)

                                       Three months ended    Six months ended
                                           August 31,           August 31,
                                       --------------------  ------------------
                                         2001       2000       2001      2000
                                       ---------  ---------  --------  --------
Revenue
 Product license.....................  $  50,617  $  61,485  $ 93,721  $118,218
 Product support.....................     42,584     35,692    84,427    68,975
 Services............................     23,112     21,036    46,181    39,718
                                       ---------  ---------  --------  --------
Total revenue........................    116,313    118,213   224,329   226,911
                                       ---------  ---------  --------  --------
Operating expenses
 Cost of product license.............        962      1,713     2,068     3,442
 Cost of product support.............      3,862      4,071     8,156     8,345
 Selling, general, and
  administrative.....................     87,231     77,601   178,024   151,896
 Research and development............     18,423     16,507    37,845    32,361
 Investment tax credits..............     (1,289)    (1,297)   (2,560)   (2,635)
 Business restructuring costs........         --         --    12,798        --
                                       ---------  ---------  --------  --------
Total operating expenses.............    109,189     98,595   236,331   193,409
                                       ---------  ---------  --------  --------
Operating income (loss)..............      7,124     19,618   (12,002)   33,502
Interest expense.....................        (85)      (156)     (169)     (310)
Interest income......................      2,408      3,097     5,220     5,679
                                       ---------  ---------  --------  --------
Income (loss) before taxes...........      9,447     22,559    (6,951)   38,871
Income tax provision (benefit).......      3,561      7,116      (516)   12,513
                                       ---------  ---------  --------  --------
Net income (loss)....................  $   5,886  $  15,443  $ (6,435) $ 26,358
Retained earnings at beginning of the
 period..............................    163,625    137,231   175,946   126,316
Repurchase of shares.................     (8,999)    (1,975)   (8,999)   (1,975)
                                       ---------  ---------  --------  --------
Retained earnings at end of the
 period..............................  $ 160,512  $ 150,699  $160,512  $150,699
                                       =========  =========  ========  ========
Net income (loss) per share
 Basic...............................  $    0.07  $    0.18  $  (0.07) $   0.30
                                       =========  =========  ========  ========
 Diluted.............................  $    0.07  $    0.17  $  (0.07) $   0.29
                                       =========  =========  ========  ========
Weighted average number of shares
 (000s)
 Basic...............................     88,004     87,706    88,014    87,349
                                       =========  =========  ========  ========
 Diluted.............................     89,941     92,345    88,014    91,935
                                       =========  =========  ========  ========


                            (See accompanying notes)

                                                                      Exhibit 99

                              COGNOS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                              (US$000s, CDN GAAP)

                                                        August 31,  February 28,
                                                           2001         2001
                                                        ----------  ------------
                                                        (Unaudited)
Assets
Current assets
 Cash and cash equivalents.............................  $170,309     $115,293
 Short-term investments................................    87,823      119,265
 Accounts receivable...................................    92,646      146,867
 Inventories...........................................       578          730
 Prepaid expenses......................................     7,046        8,648
 Income tax assets.....................................     8,293           --
                                                         --------     --------
                                                          366,695      390,803
Fixed assets...........................................    70,412       74,208
Other assets...........................................    38,059       46,780
                                                         --------     --------
                                                         $475,166     $511,791
                                                         ========     ========
Liabilities
Current liabilities
 Accounts payable......................................  $ 23,756     $ 28,256
 Accrued charges.......................................    27,800       21,798
 Salaries, commissions, and related items..............    31,347       28,822
 Income taxes payable..................................       852       17,548
 Current portion of long-term debt.....................        32           32
 Deferred revenue......................................    87,693       96,674
                                                         --------     --------
                                                          171,480      193,130
Long-term liabilities..................................     1,653        1,539
Deferred income taxes..................................    13,040       16,402
                                                         --------     --------
                                                          186,173      211,071
                                                         --------     --------
Stockholders' Equity
Capital stock
 Common shares   (August 31, 2001--87,741,702;
February 28, 2001--87,885,161).........................   140,374      134,791
Retained earnings......................................   160,512      175,946
Accumulated other comprehensive items..................   (11,893)     (10,017)
                                                         --------     --------
                                                          288,993      300,720
                                                         --------     --------
                                                         $475,166     $511,791
                                                         ========     ========


                            (See accompanying notes)

                                                                      Exhibit 99

                              COGNOS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (US$000s, CDN GAAP)
                                  (Unaudited)

                                      Three months ended    Six months ended
                                          August 31,           August 31,
                                      --------------------  ------------------
                                        2001       2000       2001      2000
                                      ---------  ---------  --------  --------
Cash provided by (used in) operating
 activities
 Net income (loss)................... $   5,886  $  15,443  $ (6,435) $ 26,358
 Non-cash items
  Depreciation and amortization......     9,290      6,971    18,368    13,689
  Amortization of deferred stock-
   based compensation................       577        173     1,154       346
  Amortization of other deferred
   compensation......................       666        345     1,332       690
  Deferred income taxes..............    (2,293)      (588)   (3,222)   (1,186)
  Loss on disposal of fixed assets...       325         19       540       213
                                      ---------  ---------  --------  --------
                                         14,451     22,363    11,737    40,110
Change in non-cash working capital
 Decrease (increase) in accounts
 receivable..........................    11,033    (16,447)   57,196    (1,814)
 Decrease (increase) in inventory....        (9)       (78)      144        19
 Decrease (increase) in prepaid
  expenses...........................        46       (597)    1,545    (2,595)
 Decrease (increase) in income tax
  assets.............................        98         --    (8,293)       --
 Increase (decrease) in accounts
  payable............................     2,974        609    (8,414)     (166)
 Increase (decrease) in accrued
  charges............................       (80)     3,586     6,078     4,333
 Increase (decrease) in salaries,
  commissions, and related items.....     1,715      2,671     2,534    (1,644)
 Increase (decrease) in income taxes
  payable............................      (472)     1,950   (16,603)    2,689
 Increase (decrease) in deferred
  revenue............................    (1,110)     2,865    (8,570)      (63)
                                      ---------  ---------  --------  --------
                                         28,646     16,922    37,354    40,869
                                      ---------  ---------  --------  --------
Cash provided by (used in) investing
 activities
 Maturity of short-term investments..    61,895     27,254   180,231    91,820
 Purchase of short-term investments..   (88,285)   (42,738) (148,891)  (75,599)
 Additions to fixed assets...........    (1,562)   (12,650)   (8,375)  (26,594)
 Acquisition costs...................        --       (854)       --      (854)
                                      ---------  ---------  --------  --------
                                        (27,952)   (28,988)   22,965   (11,227)
                                      ---------  ---------  --------  --------
Cash provided by (used in) financing
 activities
 Issue of common shares..............     1,859      6,879     5,428    15,882
 Repurchase of shares................    (9,998)    (2,041)   (9,998)   (2,041)
 Repayment of long-term debt and
  long-term liabilities..............        65        135       161       386
                                      ---------  ---------  --------  --------
                                         (8,074)     4,973    (4,409)   14,227
                                      ---------  ---------  --------  --------
Effect of exchange rate changes on
 cash................................       (86)       296      (894)     (768)
                                      ---------  ---------  --------  --------
Net increase (decrease) in cash and
 cash equivalents....................    (7,466)    (6,797)   55,016    43,101
Cash and cash equivalents, beginning
 of period...........................   177,775    182,333   115,293   132,435
                                      ---------  ---------  --------  --------
Cash and cash equivalents, end of
 period..............................   170,309    175,536   170,309   175,536
Short-term investments, end of
 period..............................    87,823     47,716    87,823    47,716
                                      ---------  ---------  --------  --------
Cash, cash equivalents, and short-
 term investments, end of period..... $ 258,132  $ 223,252  $258,132  $223,252
                                      =========  =========  ========  ========

                            (See accompanying notes)

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (All amounts in U.S. dollars, unless otherwise stated)
                         (In accordance with CDN GAAP)

1.Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (U.S.) dollars and in accordance with Canadian generally accepted accounting principles ("GAAP") with respect to the preparation of interim financial information. Accordingly, they do not include all information and footnotes as required in the preparation of annual consolidated financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Information Form for the fiscal year ended February 28, 2001.

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

   All information is presented in thousands of U.S. dollars, unless otherwise stated.

2.Revenue Recognition

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

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (All amounts in U.S. dollars, unless otherwise stated)
                         (In accordance with CDN GAAP)

  For contracts with multiple obligations (e.g. deliverable and undeliverable products, support obligations, education, consulting and other services), the Corporation allocates revenue to each element of the contract based on objective evidence, specific to the Corporation, of the fair value of the element.

3.Income Taxes

  The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year.

4.Net Income per Share

  The reconciliation of the numerator and denominator for the calculation of basic and diluted net income (loss) per share is as follows: (000's except per share amounts)

                                          Three months ended  Six months ended
                                              August 31,         August 31,
                                          ------------------- ------------------
                                            2001      2000      2001      2000
                                          --------- --------- --------  --------
   Basic Net Income (Loss) per Share
    Net income (loss)...................  $   5,886 $  15,443 $ (6,435) $ 26,358
                                          ========= ========= ========  ========
    Weighted average number of shares
     outstanding........................     88,004    87,706   88,014    87,349
                                          ========= ========= ========  ========
    Basic net income (loss) per share...  $    0.07 $    0.18 $  (0.07) $   0.30
                                          ========= ========= ========  ========
   Diluted Net Income (Loss) per Share
    Net income (loss)...................  $   5,886 $  15,443 $ (6,435) $ 26,358
                                          ========= ========= ========  ========
    Weighted average number of shares
     outstanding........................     88,004    87,706   88,014    87,349
    Dilutive effect of stock options....      1,937     4,639      N/A     4,586
                                          --------- --------- --------  --------
    Adjusted weighted average number of
     shares outstanding.................     89,941    92,345   88,014    91,935
                                          ========= ========= ========  ========
    Diluted net income (loss) per share.  $    0.07 $    0.17 $  (0.07) $   0.29
                                          ========= ========= ========  ========

  For the six months ended August 31, 2001, the effect of converting stock options was antidilutive as a result of net losses.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (All amounts in U.S. dollars, unless otherwise stated)
                         (In accordance with CDN GAAP)

5.Comprehensive Income

  Comprehensive income (loss) includes net income (loss) and "other comprehensive income (loss)." Other comprehensive income refers to changes in the balances of revenues, expenses, gains and losses that are recorded directly as a separate component of Stockholders' Equity and excluded from net income.

  For the quarter ended August 31, 2001, the Corporation had other comprehensive expense of $1,006,000 compared to other comprehensive income of $578,000 for the quarter ended August 31, 2000. These amounts relate to foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net of unrealized net derivative gains (losses). Total comprehensive income was $4,880,000 and $16,021,000 for the quarters ended August 31, 2001 and 2000, respectively.

  The Corporation had other comprehensive expense of $1,876,000 for the six months ended August 31, 2001 and other comprehensive expense of $1,226,000 for the six months ended August 31, 2000. Total comprehensive loss was $8,311,000 for the six months ended August 31, 2001 and total comprehensive income was $25,132,000 for the six months ended August 31, 2000.

6.Segmented Information

  The Corporation has one reportable segment - computer software products.

7.Business Restructuring Charges

  In connection with a restructuring plan to align the Corporation's cost structure and operations to the current economic environment, the Corporation recorded in the quarter ended May 31, 2001 a pre-tax business restructuring charge to earnings of $12,798,000. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The remaining accrual is included on the balance sheet as accrued charges and salaries, commissions and related items.

  The employee separations impact all functional groups and geographic regions of the Corporation. As of August 31, 2001, all employee separations under the restructuring plan had been completed and related cash payments will be substantially completed throughout the remainder of fiscal 2002.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (All amounts in U.S. dollars, unless otherwise stated)
                         (In accordance with CDN GAAP)

   The following table displays the status of the restructuring reserve at August 31, 2001: (000's)

                                             Other
                              Employee   Restructuring
                             Separations     Costs      Total
                             ----------- ------------- -------
   Restructuring charges in
    Q1 fiscal 2002.........    $ 9,660      $ 3,138    $12,798
   Cash Payments...........       (758)          --       (758)
   Asset write-downs.......         --       (1,557)    (1,557)
                               -------      -------    -------
   Balance as at May 31,
    2001...................      8,902        1,581     10,483
   Cash Payments...........     (4,443)        (970)    (5,413)
   Asset write-downs.......         --           --         --
                               -------      -------    -------
   Balance as at August 31,
    2001...................    $ 4,459      $   611    $ 5,070
                               =======      =======    =======

8.Litigation

  On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that the Corporation's Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against the Corporation and unspecified damages. On May 30, 2000 the Corporation answered the complaint, denying all material allegations, and counterclaimed against the Complainant for a declaratory judgment that the Corporation is not infringing the Complainant's patent and that the patent is invalid. The Corporation cannot estimate the financial impact, if any, at this time.

  In addition, the Corporation and its subsidiaries may, from time to time, be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (All amounts in U.S. dollars, unless otherwise stated)
                         (In accordance with CDN GAAP)

9.Recent Pronouncements

  In June 2001, the Canadian Institute of Chartered Accountants issued new Handbook sections 1581, Business Combinations and 3062, Goodwill and Other Intangible Assets ("the pronouncements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets will continue to be amortized over their useful lives.

  The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4,000,000 ($0.04 per share) for fiscal 2003. During fiscal 2003, the Corporation will perform the required impairment tests of goodwill and indefinite lived intangible assets as of March 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

                                                                   Exhibit 99.1

                              COGNOS INCORPORATED

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS - CANADIAN SUPPLEMENT
 (in United States dollars, unless otherwise indicated, and in accordance with
                                   CDN GAAP)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement ("Canadian Supplement") should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in Item 2 of this Quarterly report. The Canadian Supplement should also be read in conjunction with the unaudited Consolidated Financial Statements and Notes prepared in accordance with U.S. GAAP (included in Item 1), the unaudited Consolidated Financial Statements and Notes prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP")(included as exhibit 99) and the audited Consolidated Financial Statements and Notes included in the Corporation's Annual Information Form for the fiscal year ended February 28, 2001.

The following contains forward-looking statements and should be read in conjunction with the factors set forth in the "Certain Factors That May Affect Future Results" section of the MD&A in Item 2 of this quarterly report. All dollar amounts in this Canadian Supplement are in thousands of United States dollars unless otherwise stated. The Canadian Supplement has been prepared by management to provide an analysis of the material differences between Canadian GAAP and U.S. GAAP on Cognos Incorporated financial condition and results of operations.

RESULTS OF OPERATIONS

                                         Three months ended  Six months ended
                                             August 31,         August 31,
                                         ------------------- ------------------
                                           2001      2000      2001      2000
                                         --------- --------- --------  --------
Income (loss) before taxes - U.S. GAAP.. $  10,078 $  22,932 $ (5,671) $ 39,576
Income (loss) before taxes - Canadian
 GAAP................................... $   9,447 $  22,559 $ (6,951) $ 38,871
Income tax provision (benefit) - U.S.
 GAAP................................... $   2,974 $   6,421 $ (1,673) $ 11,081
Income tax provision (benefit) -
  Canadian GAAP......................... $   3,561 $   7,116 $   (516) $ 12,513
Net Income (loss) per share diluted -
  U.S. GAAP............................. $    0.08 $    0.18 $  (0.05) $   0.31
Net Income (loss) per share diluted -
  Canadian GAAP......................... $    0.07 $    0.17 $  (0.07) $   0.29

                                                                   Exhibit 99.1

                              COGNOS INCORPORATED

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS - CANADIAN SUPPLEMENT
 (in United States dollars, unless otherwise indicated, and in accordance with
                                   CDN GAAP)

Acquired in-process technology

Canadian GAAP requires capitalization of the value assigned to acquired in-process technology and amortization of this value over its estimated useful life. Under U.S. GAAP, this value is written off immediately. The impact of this difference was to decrease net income before taxes by $1.9 million for the three months ended August 31, 2001 and to decrease income before taxes by $1.7 million for the three months ended August 31, 2000, compared to U.S. GAAP. For the six month period ended August 31, 2001 the impact of this difference was to increase net loss before taxes by $3.8 million as compared to a decrease in net income before taxes of $3.3million for the six months ended August 31, 2000.

Investment tax credits

Canadian GAAP requires that investment tax credits be deducted from operating expense. Under U.S. GAAP, these amounts are to be deducted from the income tax provision. The impact of this difference was to increase net income before taxes and the income tax provision by $1.3 million for the three months ended August 31, 2001 and August 31, 2000 respectively, compared to U.S. GAAP. For the six month period ended August 31, 2001 the impact of this difference was to decrease net loss before taxes and the income tax benefit by $2.6 million as compared to a increase in net income before taxes and the income tax provision of $2.6 million for the six months ended August 31, 2000.

Deferred income taxes related to acquired in-process technology

The above noted difference related to the capitalization of in-process technology created an additional deferred income tax liability on the Canadian GAAP balance sheet as the capitalization of the in-process technology created a temporary difference. The amortization of this balance decreased the Canadian GAAP income tax provision by $0.7 million for the quarter ended August 31, 2001 and decreased the income tax provision by $0.6 million for the three months ended August 31, 2000. For the six-month period ended August 31, 2001, the amortization of this balance increased the Canadian GAAP income tax benefit by $1.4 million as compared to a decrease in the income tax provision by $1.2 million for the six months ended August 31, 2000.