Form 10-Q
period 2001-11-30
COGNOS INC
filed 2002-01-14
CIK 746782

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of shares outstanding of the registrant's only class of Common Stock as of December 31, 2001, was 87,714,902.

-------------------------------------------------------------------------------

                              COGNOS INCORPORATED

                                     INDEX

                                                                            PAGE
                                                                            ----

                         PART I--FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements
         Consolidated Statements of Income for the three and nine months
          ended November 30, 2001 and November 30, 2000...................    3
         Consolidated Balance Sheets as of November 30, 2001
          and February 28, 2001...........................................    4
         Consolidated Statements of Cash Flows for the three and nine months
          ended November 30, 2001 and November 30, 2000...................    5
         Condensed Notes to the Consolidated Financial Statements.........    6
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   11
 Item 3. Quantitative and Qualitative Disclosure about Market Risk........   22

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings................................................   23
 Item 6. Exhibits and Reports on Form 8-K.................................   24
 Signature................................................................. 25

PART I -- FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

                              COGNOS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                   (US$000s except share amounts, U.S. GAAP)
                                  (Unaudited)

                                           Three months
                                               ended        Nine months ended
                                           November 30,       November 30,
-------------------------------------------------------------------------------
                                           2001     2000      2001      2000
-------------------------------------------------------------------------------
Revenue
  Product license........................ $59,114  $64,832  $152,835  $183,050
  Product support........................  44,578   37,635   129,005   106,610
  Services...............................  20,489   22,171    66,670    61,889
-------------------------------------------------------------------------------
Total revenue............................ 124,181  124,638   348,510   351,549
-------------------------------------------------------------------------------
Operating expenses
  Cost of product license................     847    1,925     2,915     5,367
  Cost of product support................   3,825    4,551    11,981    12,896
  Selling, general, and administrative...  84,943   81,339   259,127   229,895
  Research and development...............  17,579   16,854    55,424    49,215
  Acquired in-process technology.........      --    3,000        --     3,000
  Restructuring..........................      --       --    12,798        --
-------------------------------------------------------------------------------
Total operating expenses................. 107,194  107,669   342,245   300,373
-------------------------------------------------------------------------------
Operating income.........................  16,987   16,969     6,265    51,176
Interest expense.........................     (88)    (230)     (257)     (540)
Interest income..........................   1,947    3,355     7,167     9,034
-------------------------------------------------------------------------------
Income before taxes......................  18,846   20,094    13,175    59,670
Income tax provision.....................   5,560    6,467     3,887    17,548
-------------------------------------------------------------------------------
Net income............................... $13,286  $13,627  $  9,288  $ 42,122
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net income per share
  Basic.................................. $  0.15  $  0.15  $   0.11  $   0.48
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  Diluted................................ $  0.15  $  0.15  $   0.10  $   0.46
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Weighted average number of shares (000s)
  Basic..................................  87,488   88,249    87,840    87,647
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  Diluted................................  89,456   92,646    89,980    92,170
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            (See accompanying notes)

                              COGNOS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                              (US$000s, U.S. GAAP)

                                                       NOVEMBER 30, February 28,
                                                               2001         2001
--------------------------------------------------------------------------------
                                                        (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents...........................   $154,236     $115,293
  Short-term investments..............................    113,881      119,265
  Accounts receivable.................................    100,130      146,867
  Inventories.........................................        518          730
  Prepaid expenses....................................      6,566        8,648
  Income tax assets...................................      5,525           --
--------------------------------------------------------------------------------
                                                          380,856      390,803
Fixed assets..........................................     65,127       74,208
Other assets..........................................     23,322       30,581
--------------------------------------------------------------------------------
                                                         $469,305     $495,592
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES
Current liabilities
  Accounts payable....................................   $ 23,980     $ 28,256
  Accrued charges.....................................     31,349       21,798
  Salaries, commissions, and related items............     34,447       28,822
  Income taxes payable................................        672       17,548
  Current portion of long-term debt...................         32           32
  Deferred revenue....................................     85,003       96,674
--------------------------------------------------------------------------------
                                                          175,483      193,130
Long-term liabilities.................................        766        1,539
Deferred income taxes.................................      7,931       10,394
--------------------------------------------------------------------------------
                                                          184,180      205,063
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Capital stock
  Common shares(November 30, 2001--87,277,837;
  February 28, 2001--87,885,161)......................    141,484      134,791
Retained earnings.....................................    157,089      165,755
Accumulated other comprehensive items.................    (13,448)     (10,017)
--------------------------------------------------------------------------------
                                                          285,125      290,529
--------------------------------------------------------------------------------
                                                         $469,305     $495,592
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            (See accompanying notes)

                              COGNOS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (US$000s, U.S. GAAP)
                                  (Unaudited)

                                           Three months
                                          ended November     Nine months ended
                                                30,            November 30,
--------------------------------------------------------------------------------
                                           2001      2000      2001      2000
--------------------------------------------------------------------------------
Cash provided by (used in) operating
 activities
  Net income...........................  $ 13,286  $ 13,627  $  9,288  $ 42,122
  Non-cash items
    Depreciation and amortization......     8,053     6,107    22,581    16,455
    Amortization of deferred stock-
     based compensation................       504       173     1,658       519
    Amortization of other deferred com-
     pensation.........................       606       345     1,938     1,035
    Write-off of acquired in-process
     technology........................        --     3,000        --     3,000
    Deferred income taxes..............      (309)    1,898    (2,127)    1,916
    Loss on disposal of fixed assets...        43         2       583       215
--------------------------------------------------------------------------------
                                           22,183    25,152    33,921    65,262
Change in non-cash working capital
  Decrease (increase) in accounts re-
   ceivable............................    (6,116)  (23,765)   51,080   (25,579)
  Decrease (increase) in inventory.....        48       (77)      192       (58)
  Decrease (increase) in prepaid ex-
   penses..............................       366       256     1,911    (1,667)
  Decrease (increase) in income tax as-
   sets................................     2,768        --    (5,526)       --
  Increase (decrease) in accounts pay-
   able................................    (1,631)    3,297   (10,045)    3,131
  Increase in accrued charges..........     3,911     1,660     9,989     5,993
  Increase in salaries, commissions,
   and related items...................     3,410     3,380     5,944     1,736
  Increase (decrease) in income taxes
   payable.............................      (144)      918   (16,747)    3,607
  Increase (decrease) in deferred reve-
   nue.................................    (2,123)      176   (10,693)     (559)
--------------------------------------------------------------------------------
                                           22,672    10,997    60,026    51,866
--------------------------------------------------------------------------------
Cash provided by (used in) investing
 activities
  Maturity of short-term investments...    56,557    47,249   236,788   139,069
  Purchase of short-term investments...   (83,144) (117,608) (232,035) (193,207)
  Additions to fixed assets............    (2,026)  (16,404)  (10,401)  (42,998)
  Acquisition costs....................        --   (10,406)       --   (11,260)
--------------------------------------------------------------------------------
                                          (28,613)  (97,169)   (5,648) (108,396)
--------------------------------------------------------------------------------
Cash provided by (used in) financing
 activities
  Issue of common shares...............     1,645     4,136     7,073    20,014
  Repurchase of shares.................    (9,994)       --   (19,992)   (2,053)
  Repayment of long-term debt and long-
   term liabilities....................      (806)   (2,800)     (645)   (2,414)
--------------------------------------------------------------------------------
                                           (9,155)    1,336   (13,564)   15,547
--------------------------------------------------------------------------------
Effect of exchange rate changes on
 cash..................................      (977)     (846)   (1,871)   (1,598)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents......................   (16,073)  (85,682)   38,943   (42,581)
Cash and cash equivalents, beginning of
 period................................   170,309   175,536   115,293   132,435
--------------------------------------------------------------------------------
Cash and cash equivalents, end of peri-
 od....................................   154,236    89,854   154,236    89,854
Short-term investments, end of period..   113,881   116,534   113,881   116,534
--------------------------------------------------------------------------------
Cash, cash equivalents, and short-term
 investments,
 end of period.........................  $268,117  $206,388  $268,117  $206,388
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            (See accompanying notes)

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (All amounts in United States dollars)
                    (In accordance with United States GAAP)

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

  All information is presented in U.S. dollars.

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

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (All amounts in United States dollars)
                    (In accordance with United States GAAP)

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

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                            NOVEMBER 30,        NOVEMBER 30,
                                         ------------------- ------------------
                                           2001      2000      2001     2000
                                         --------- --------- -------- ---------
BASIC NET INCOME PER SHARE
  Net income............................ $  13,286 $  13,627 $  9,288 $  42,122
                                         ========= ========= ======== =========
  Weighted average number of shares out-
   standing.............................    87,488    88,249   87,840    87,647
                                         ========= ========= ======== =========
  Basic net income per share............ $    0.15 $    0.15 $   0.11 $    0.48
                                         ========= ========= ======== =========
DILUTED NET INCOME PER SHARE
  Net income............................ $  13,286 $  13,627 $  9,288 $  42,122
                                         ========= ========= ======== =========
  Weighted average number of shares out-
   standing                                 87,488    88,249   87,840    87,647
  Dilutive effect of stock options......     1,968     4,397    2,140     4,523
                                         --------- --------- -------- ---------
  Adjusted weighted average number of
   shares outstanding...................    89,456    92,646   89,980    92,170
                                         ========= ========= ======== =========
  Diluted net income per share.......... $    0.15 $    0.15 $   0.10      0.46
                                         ========= ========= ======== =========

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (All amounts in United States dollars)
                    (In accordance with United States GAAP)
5. Comprehensive Income

  Comprehensive income includes net income and "other comprehensive income." Other comprehensive income refers to changes in the balances of revenues, expenses, gains and losses that are recorded directly as a separate component of Stockholders' Equity and excluded from net income.

  For the quarter ended November 30, 2001, the Corporation had other comprehensive expense of $1,555,000 compared to other comprehensive expense of $2,985,000 for the quarter ended November 30, 2000. These amounts relate to foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net of unrealized net derivative gains (losses). Total comprehensive income was $11,731,000 and $10,642,000 for the quarters ended November 30, 2001 and 2000, respectively.

  The Corporation had other comprehensive expense of $3,431,000 for the nine months ended November 30, 2001 and other comprehensive expense of $4,211,000 for the nine months ended November 30, 2000. Total comprehensive income was $5,857,000 for the nine months ended November 30, 2001 and total comprehensive income was $37,911,000 for the nine months ended November 30, 2000.

6. Segmented Information

  The Corporation has one reportable segment--computer software products.

7. Business Restructuring Charges

  In connection with a restructuring plan to align the Corporation's cost structure and operations to the prevailing economic environment, the Corporation recorded in the quarter ended May 31, 2001 a pre-tax business restructuring charge to earnings of $12,798,000. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-downs of leasehold improvements. The remaining accrual is included on the balance sheet as accrued charges and salaries, commissions and related items.

  The employee separations impact all functional groups and geographic regions of the Corporation. As of November 30, 2001, all employee separations under the restructuring plan had been completed and related cash payments will be substantially completed throughout the remainder of fiscal 2002.

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (All amounts in United States dollars)
                    (In accordance with United States GAAP)

  The following table displays the status of the restructuring reserve at November 30, 2001: (000's)

                                             OTHER
                              EMPLOYEE   RESTRUCTURING
                             SEPARATIONS     COSTS      TOTAL
                             ----------- ------------- -------
   RESTRUCTURING CHARGES IN
    Q1 FISCAL 2002.........    $9,660       $3,138     $12,798
   Cash Payments...........      (758)                    (758)
   Asset write-downs.......                 (1,557)     (1,557)
                               ------       ------     -------
   BALANCE AS AT MAY 31,
    2001...................     8,902        1,581      10,483
   Cash Payments...........    (4,443)        (970)     (5,413)
   Asset write-downs.......        --           --          --
                               ------       ------     -------
   BALANCE AS AT AUGUST 31,
    2001...................     4,459          611       5,070
   Cash Payments...........      (884)        (197)     (1,081)
   Asset write-downs.......        --           --          --
                               ------       ------     -------
   BALANCE AS AT NOVEMBER
    30, 2001...............    $3,575       $  414     $ 3,989

8. Litigation

  On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that the Corporation's Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against the Corporation and unspecified damages. On May 30, 2000 the Corporation answered the complaint, denying all material allegations, and counterclaimed against the Complainant for a declaratory judgment that the Corporation is not infringing the Complainant's patent and that the patent is invalid. A trial date has been set for May 2002. The Corporation cannot estimate the financial impact, if any, at this time.

  In addition, the Corporation and its subsidiaries may, from time to time, be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the

                              COGNOS INCORPORATED

           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (All amounts in United States dollars)
                    (In accordance with United States GAAP)
  Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

9. Recent Pronouncements

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

  The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the pronouncements is expected to result in an increase in net income of $4,000,000 ($0.04 per share) for fiscal 2003. During fiscal 2003, the Corporation will perform the required impairment tests of goodwill and indefinite lived intangible assets as of March 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

  In October 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by March 1, 2002. The Corporation believes that the adoption of SFAS 144 will not have a material effect on the business, results of operations, and financial condition.

Item 2.
                              COGNOS INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (in United States dollars, and in accordance with U.S. GAAP)

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

RESULTS OF OPERATIONS

Revenue for the quarter ended November 30, 2001 was $124.2 million, a 0.4% decrease from revenue of $124.6 million for the same quarter last year. Pretax income for the quarter ended November 30, 2001 was $18.8 million compared to pretax income of $20.1 million in the same quarter last year. Net income for the current quarter was $13.3 million compared to net income of $13.6 million for the same quarter last year. Basic net income per share was $0.15 for both the quarter ended November 30, 2001 and the same quarter in the previous year. Diluted net income per share was $0.15 for both the quarters ending November 30, 2001 and November 30, 2000. The results for the quarter ended November 30, 2000 include the write-off of $3.0 million related to the in-process technology acquired on the purchase of NoticeCast Software Ltd. Excluding the effect of this item, net income and diluted net income per share for the quarter would have been $16.6 million and $0.18, respectively, compared to $13.3 million and $0.15, respectively, for the current year.

Revenue for the nine months ended November 30, 2001 was $348.5 million, a 1% decrease from revenue of $351.5 million for the same period last year. Pretax income for the nine months ended November 30, 2001 was $13.2 million compared to pretax income of $59.7 million in the same period last year. Net income for the current nine months was $9.3 million compared to net income of $42.1 million for the same period last year. Diluted net income per share was $0.10 for the current nine months, compared to diluted net income per share of $0.46 for the same period last year. Basic net income per share was $0.11 for the nine month period ending November 30, 2001 compared to basic net income per share of $0.48 for the nine month period ending November 30, 2000.

The results for the nine months ended November 30, 2001 include a business restructuring charge of $12.8 million in connection with a restructuring plan to align our cost structure and operations to the current economic environment as reported in the first quarter of fiscal 2002. Excluding the effect of this item, net income and diluted net income per share for the nine months would have been $18.3 million and $0.20, respectively, compared to net income of $42.1 million and $0.46, respectively, for the same period last year. The results for the quarter ended November 30, 2000 include the write-off of $3.0 million related to the in-process technology acquired on the purchase of NoticeCast Software Ltd. Excluding the effect of this item, net income and diluted net income per share for the nine months ended November 30, 2000 would have been $45.1 million and $0.49, respectively, compared to net income and diluted net income per share excluding restructuring charges of $18.3 million and $0.20, respectively, for the same period in the current year. The decline in operating performance over the nine month period is due to the decline in information technology spending and the continuing uncertain economic environment in our principal markets and specifically in the U.S., which is our largest market. This has impacted all sales but was most pronounced in deals greater than $200,000.

Total operating expenses for the quarter ended November 30, 2001 were $107.2 million, an 0.4% decrease from operating expenses of $107.7 million for the same quarter last year. Operating margins were 14% for both the quarters ended November 30, 2001 and 2000, respectively.

Total operating expenses for the nine months ended November 30, 2001 were $342.2 million, a 14% increase from operating expenses of $300.4 million for the same period last year. Operating margins for the nine months ended November 30, 2001 were 2%, compared to 15% for the same period last year. Excluding the effect related to the business restructuring charge discussed above, operating expenses in the nine month period ended November 30, 2001 would have been $329.4 million, an increase of 10% from the same period last year. Operating margins for the nine month period would have been 5%, compared to 15% for the same period last year. We implemented a restructuring plan to align our cost structure and operations to the current economic environment resulting in a pre-tax business restructuring charge to earnings of $12.8 million reported in the first quarter of fiscal 2002. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impact all functional groups and geographic regions.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

                               PERCENTAGE OF REVENUE              PERCENTAGE CHANGE
                          ----------------------------------  ---------------------------
                                                NINE MONTHS
                                                   ENDED
                          THREE MONTHS ENDED     NOVEMBER
                             NOVEMBER 30,           30,       THREE MONTHS NINE MONTHS
                          --------------------  ------------   ENDED NOVEMBER 30, 2000
                            2001       2000     2001   2000            TO 2001
                          ---------  ---------  -----  -----  ---------------------------
Revenue.................      100.0%     100.0% 100.0% 100.0%         (0.4)%         (0.9)%
                          ---------  ---------  -----  -----
Operating expenses
  Cost of product li-
   cense................        0.7        1.5    0.8    1.5         (56.0)         (45.7)
  Cost of product sup-
   port.................        3.1        3.7    3.4    3.7         (16.0)          (7.1)
  Selling, general, and
   administrative.......       68.4       65.3   74.4   65.4           4.4           12.7
  Research and develop-
   ment.................       14.1       13.5   15.9   14.0           4.3           12.6
  Acquired in-process
   technology...........        0.0        2.4    0.0    0.8          N.M.           N.M.
  Restructuring.........        0.0        0.0    3.7    0.0          N.M.           N.M.
                          ---------  ---------  -----  -----
Total operating ex-
 penses.................       86.3       86.4   98.2   85.4          (0.4)          13.9
                          ---------  ---------  -----  -----
Operating income (loss).       13.7       13.6    1.8   14.6           0.1          (87.8)
Interest expense........       (0.1)      (0.2)  (0.1)  (0.2)        (61.7)         (52.4)
Interest income.........        1.6        2.7    2.1    2.6         (42.0)         (20.7)
                          ---------  ---------  -----  -----
Income (loss) before
 taxes..................       15.2       16.1    3.8   17.0          (6.2)         (77.9)
Income tax provision
 (benefit)..............        4.5        5.2    1.1    5.0         (14.0)         (77.8)
                          ---------  ---------  -----  -----
Net income (loss).......       10.7%      10.9%   2.7%  12.0%         (2.5)%        (78.0)%
                          =========  =========  =====  =====

N.M.--NOT MEANINGFUL

REVENUE

Our total revenue was $124.2 million for the quarter ended November 30, 2001, a decrease of $0.5 million or 0.4%, compared to the quarter ended November 30, 2000. Our total revenue was $348.5 million for the nine months ended November 30, 2001, a decrease of $3.0 million or 1%, compared to the nine months ended November 30, 2000. We operate internationally with our revenue by major geography represented by approximately: 62% from North America, 31% from Europe and 7% from Asia-Pacific. This was relatively consistent within the three and nine month periods ended November 30, 2001. As a result of our international operations, a substantial portion of our business is conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. Foreign exchange rate fluctuations reduced overall revenue by an immaterial amount for the quarter and two percentage points in the nine months ended November 30, 2001.

Our total revenue was derived primarily from the revenue attributable to the licensing, supporting and servicing of our business intelligence products solution, including PowerPlay(R), Impromptu(R), Cognos Query, Cognos Visualizer, DecisionStream(TM), Scenario(TM), KPI, Cognos Finance, and Cognos e-Applications. Total revenue (license, support, and services revenue) derived from these products was $114.1 million in the quarter ended November 30, 2001, an increase of $1.4 million or 1% compared to the quarter ended November 30, 2000. For the nine months ended November 30, 2001 business intelligence revenue was $319.6 million, an increase of $4.8 million or 2% when compared to the corresponding period in the prior fiscal year. Revenue related to these business intelligence products was 92% of total revenue for the quarter and nine months ended November 30, 2001 and 90% for the quarter and nine months ended November 30, 2000.

We believe that our business intelligence products address the current market need for distributing corporate information to the end user's desktop in an extended enterprise environment of corporate intranets, extranets, and client/server networks.

Total revenue (license, support, and services revenue) from our application development tools, PowerHouse(R) and Axiant(R), was $10.0 million for the quarter ended November 30, 2001, a decrease of $1.8 million or 15% from the corresponding period in the prior fiscal year, and was $29.0 million for the nine months ended November 30, 2001, a decrease of $7.8 million or 21% when compared to the corresponding nine month period in fiscal 2001. We believe that revenues from these products will continue to decline.

The change in total revenue from the three revenue categories in the quarter ended November 30, 2001 from November 30, 2000 was as follows: a 9% decrease in product license revenue, a 18% increase in product support revenue, and a 8% decrease in services revenue. The change for the same categories for the nine months was as follows: (17%), 21% and 8%, respectively.

Product License Revenue

Product license revenue was $59.1 million in the quarter ended November 30, 2001, a decrease of $5.7 million or 9%, and was $152.8 million for the nine months ended November 30, 2001, a decrease of $30.2 million or 17% compared to the corresponding periods in the prior fiscal year. The decrease in product license revenue for this period was predominantly due to the decline in information technology spending and the continuing uncertain economic environment in our principal markets and specifically in the U.S., which is our largest market. This affected the sales of our business intelligence products. Product license revenue accounted for 48% of total revenue in the quarter ended November 30, 2001, compared to 52% for the corresponding quarter in the prior fiscal year, and accounted for 44% of total revenue for the nine months ended November 30, 2001, compared to 52% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $56.5 million for the quarter ended November 30, 2001, a decrease of $5.2 million or 8%, and was $146.2 million for the nine months ended November 30, 2001, a decrease of $26.7 million or 15% compared to the corresponding periods in the prior fiscal year. Product license revenue from these business intelligence products accounted for 96% and 95% of total product license revenue for the quarters ended November 30, 2001 and 2000, respectively. On a year-to-date basis, we derived 96% of product license revenue from these products, compared to 94% in the corresponding period last year.

Product license revenue from the application development tools was $2.6 million for the quarter ended November 30, 2001, a decrease of $0.5 million or 16%, and was $6.7 million for the nine months ended November 30, 2001, a decrease of $3.6 million or 35% compared to the corresponding periods in the prior fiscal year. The decline in product license revenue in this market is consistent with the market trend away from proprietary systems and host-based computing toward industry-standard systems, corporate intranets, extranets, client/server technology and packaged applications products. We expect that the trend of decreasing product license revenue from these products will continue.

Product Support Revenue

Product support revenue was $44.6 million in the quarter ended November 30, 2001, an increase of $6.9 million or 18%, and was $129.0 million for the nine months ended November 30, 2001, an increase of $22.4 million or 21% compared to the corresponding periods in the prior fiscal year. The increase in product support revenue was the result of the expansion of our customer base, as well as the positive rate of renewal of support contracts.

Product support revenue accounted for 36% and 30% of our total revenue for each of the quarters ended November 30, 2001, and 2000, respectively and accounted for 37% of total revenue for the nine months ended November 30, 2001 and 30% for the corresponding period in the prior fiscal year.

Total product support revenue from the business intelligence products comprised 84% and 78% of the total product support revenue for the quarters ended November 30, 2001, and November 30, 2000, respectively and comprised 83% and 76% of the total product support revenue for the nine months ended November 30, 2001 and November 30, 2000, respectively. Total support revenue from the business intelligence products increased by 28% in the quarter ended November 30, 2001, and total support revenue from the application development tools decreased by 16%, compared to the corresponding quarter in the prior fiscal year. For the nine months ended November 30, 2001, total support revenue from the business intelligence products increased by 32%, whereas total support revenue from the application development tools decreased by 15%, compared to the corresponding period in the prior fiscal year.

Services Revenue

Services revenue (training, consulting, and other revenue) was $20.5 million in the quarter ended November 30, 2001, a decrease of $1.7 million or 8%, and was $66.7 million, an increase of $4.8 million or 8% for the nine months ended November 30, 2001 compared to the corresponding periods in the prior fiscal year. Services revenue accounted for 16% and 19% of our total revenue for the quarter and nine months ended November 30, 2001, compared to 18% for both the quarter and nine months ended, in the prior fiscal year. The decrease in the dollar amounts related to the quarter was mainly the result of the events of September 11th. The disruption in the United States in the wake of these events including air travel and business closures affected our ability to offer services and our customers appetite to consume them. The increase in the dollar amounts in the nine month period was primarily attributable to an increase in consulting revenue, offset slightly by small decreases in education and documentation associated with our business intelligence products, consistent with the trend in product license revenue for these products.

In the quarter ended November 30, 2001, services revenue associated with the business intelligence products contributed $20.1 million, a decrease of $1.7 million or 8%, and contributed $65.9 million, an increase of $5.2 million or 9% for the nine months ended November 30, 2001 compared to the corresponding periods in the prior fiscal year. Services revenue associated with application development tools declined $0.1 million or 7% and $0.4 million or 36%, respectively for the same periods. Services revenue associated with the business intelligence products contributed 98% of the total services revenue for the quarter ended November 30, 2001 and 99% for the nine months ended November 30, 2001 compared to 98% for both the corresponding periods in the prior fiscal year.

COST OF PRODUCT LICENSE

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $0.8 million, a decrease of $1.1 million or 56% in the quarter ended November 30, 2001, compared to the corresponding period in the prior fiscal year and was $2.9 million for the nine months ended November 30, 2001, a $2.5 million or 46% decrease from the corresponding period in the prior fiscal year. These costs represented 1% and 2% of product license revenue for the three and nine months ended November 30, 2001, respectively, as compared to 3% for the three and nine months ended November 30, 2000. The improved margins in both the quarter and the nine months ended November 30, 2001 were the result of decreases in royalties to third parties and in costs of materials and distribution.

COST OF PRODUCT SUPPORT

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $3.8 million, a decrease of $0.7 million or 16% in the quarter ended November 30, 2001, and was $12.0 million, a decrease of $0.9 million or 7% for the nine months ended November 30, 2001, compared to the corresponding periods in the prior fiscal year. The decline in cost of product support was due to declines in royalties to third parties, costs of materials and distribution, and telesupport.

The cost of product support represented 9% of total product support revenue for the three and nine months ended November 30, 2001, respectively, compared to 12% for both the corresponding periods in the prior fiscal year, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative (SG&A) expenses were $84.9 million, an increase of $3.6 million or 4% in the quarter ended November 30, 2001, and were $259.1 million, an increase of $29.2 million or 13% for the nine months ended November 30, 2001, compared to the corresponding periods in the prior fiscal year. These costs increased as a percentage of revenue, representing 68% and 74% for the three and nine months ended November 30, 2001, respectively compared to 65% for the corresponding periods in the prior fiscal year. The increase in these expenses was predominantly due to increased compensation expense.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were $17.6 million, an increase of $0.7 million or 4% in the quarter ended November 30, 2001, and were $55.4 million, an increase of $6.2 million or 13% for the nine months ended November 30, 2001, compared to the corresponding periods in the prior fiscal year. The increase was predominantly the result of increases associated with higher staffing levels and related compensation expenses, as well as increases in services purchased externally. The increase in the average number of employees within R&D was 4% and 12% for the three and nine months ended November 30, 2001, respectively, when compared to the corresponding periods in the prior fiscal year.

During the quarter ended November 30, 2001 we continued to invest in R&D activities for our business intelligence solutions. Highlights of the quarter's research and development and other product related activities include: achieving the latest version of certification for the SAP Business Information Warehouse (SAP BW); passing full SAP BW variables support validation and new performance tests; achieving successful validation of the Cognos Business Intelligence Platform version 6.0 integration with Siebel Data Warehouse, version 6.0. We continued Beta testing on Cognos Series 7 and had several customers announce their support for the product as we move closer to full release, scheduled for Q4 of this fiscal year. We continued development of our e-Application packages including Oracle and SAP platforms. We also continued investment in the remainder of the existing Cognos enterprise business intelligence platform with several translation releases and a release of DecisionStream 6.5.

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

BUSINESS RESTRUCTURING CHARGE

During the quarter ended May 31, 2001, we implemented a restructuring plan to align our cost structure and operations to the prevailing economic environment, resulting in a pre-tax business restructuring charge to earnings of $12.8 million. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impact all functional groups and geographic regions.

Cost savings as a result of the restructuring plan will reduce compensation, amortization, and lease expenses. The decrease in costs outlined above will primarily impact selling, general and administration expense and research and development expense. The expense reductions took effect in the second quarter of this fiscal year.

Cash outlays of $7.3 million related to the restructuring activities were paid in the first three quarters of fiscal 2002 and the balance is expected to be substantially paid in the next quarter.

INTEREST INCOME AND EXPENSE

Net interest income was $1.9 million in the quarter ended November 30, 2001, a decrease of $1.3 million or 41%, and was $6.9 million, a decrease of $1.6 million or 19% for the nine months ended November 30, 2001, compared to the corresponding periods in the prior fiscal year. The decrease was due to lower effective interest rates in both fiscal periods as compared to the corresponding periods in the prior fiscal year.

INCOME TAX PROVISION

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In the three months ended November 30, 2001, we recorded an income tax provision of $5.6 million. For the nine month period ended November 30, 2001 we recorded an income tax provision of $3.9 million. These represent an effective income tax rate of 29.5%. In the quarter and nine months ended November 30, 2000, we recorded an income tax provision of $6.5 million and $17.5 million respectively, representing an effective income tax rate of 32% for the quarter and 29% for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2001, we had $268.1 million in cash, cash equivalents, and short-term investments, an increase of $33.6 million from February 28, 2001. In addition, we have an unsecured credit facility that includes an operating line and foreign exchange conversion facilities. The operating line permits us to borrow funds or issue letters of credit or guarantee up to Cdn$15.0 (US$9.5) million, subject to certain covenants. As of November 30, 2001, there were no direct borrowings under this operating line. As discussed further below, we have foreign exchange conversion facilities that allow us to hold foreign exchange contracts of approximately Cdn$130.0 (US$82.7) million outstanding at any one time.

As of November 30, 2001, we had a total of $0.8 million of long-term liabilities (including the current portion of long-term debt), consisting of other long-term liabilities and certain capital leases. As of November 30, 2001, working capital was $205.4 million, an increase of $7.7 million from February 28, 2001, primarily because of increases in cash and cash equivalents and decreases in income taxes payable and deferred product support revenue offset partially by decreases in accounts receivable. The change in working capital for the nine months ended November 30, 2001 included the use of $20.0 million in cash for the repurchase of 1,251,600 of our common shares of stock during the period.

Cash provided by operating activities (after changes in non-cash working capital items) for the nine months ended November 30, 2001 was $60.0 million, a $8.2 million increase when compared to the corresponding period in the prior fiscal year. This increase as compared to the prior period was primarily due to the decrease in the non-cash working capital requirements offset by the decrease in net income during the current nine month period.

Cash used in investing activities was $5.6 million for the nine months ended November 30, 2001 compared to $108.4 million used in investing activities for the corresponding period in the prior fiscal year. During the current nine month period, we received $4.8 million related to the activity in short-term investments (net of maturities) compared to an investment of $54.1 million in the corresponding period in the prior fiscal year. In the nine months ended November 30, 2000 there were acquisition costs totaling $11.3 million relating to the Corporation's purchase of its distributor in Finland, the purchase of NoticeCast Software Ltd. and the acquisition of Johnson & Michaels, Inc. Additions to fixed assets during the nine month period ended November 30, 2001 were $10.4 million as compared to $43.0 million in the corresponding period in the prior fiscal year. The decrease in additions to fixed assets mostly relates to the construction of a second building on the site of our headquarters in Ottawa in the prior fiscal year. The construction was substantially completed in fourth quarter of fiscal 2001; therefore, for the quarter ended November 30, 2001 no construction costs were incurred.

Cash used in financing activities was $13.6 million for the nine months ended November 30, 2001 compared to cash provided by financing activities of $15.5 million in the corresponding period in the prior fiscal year. We issued 622,000 common shares, valued at $7.1 million, during the nine months ended November 30, 2001 compared to the issuance of 1,625,000 shares valued at $17.6 million for the same period in the prior fiscal year. The issuance of shares in both periods was pursuant to the Corporation's stock purchase plan and the exercise of stock options by employees, officers, and directors. The Corporation's financing activities for both nine month periods also included the repurchase of its own common shares in the open market. During the nine months ended November 30, 2001, the Corporation repurchased 1,251,600 of its own shares at a cost of $20.0 million compared to 50,000 shares repurchased at a cost of $2.0 million in the corresponding period in the prior fiscal year.

The share repurchases made in the current nine month period were part of two open market share repurchase programs. In October 2000, a program was adopted that enabled the Corporation to purchase up to 4,403,510 common shares (not more than 5% of those issued and outstanding) between October 9, 2000 and October 8, 2001. Under this program the Corporation repurchased 815,000 of its shares for $12.9 million in the nine months ended November 30, 2001. During the term of the program the Corporation repurchased a total of 1,344,500 of its shares for $24.9 million; all repurchased shares were cancelled. Purchases were made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds.

On October 4, 2001, a new open market share repurchase program was announced. This program enables the Corporation to purchase up to 4,400,943 common shares (not more than 5% of those issued and outstanding) between October 9, 2001 and October 8, 2002 on the Nasdaq Stock Market or the Toronto Stock Exchange. Under this program the Corporation repurchased 436,600 of its shares for $7.1 million in the nine months ended November 30, 2001; all repurchased shares were cancelled. Purchases were made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any further share repurchases. Any additional repurchased shares will be cancelled.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore do not anticipate non-performance by these counterparties. We limit these foreign exchange forward contracts to a maximum term of six months. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of

November 30, 2001, we had foreign exchange forward contracts, with maturity dates ranging from December 20, 2001 to April 25, 2002, to exchange various foreign currencies in the amount of $18.8 million.

We believe that our current cash, cash equivalents and short term investments balance and funds generated from operations, if any, will be adequate to finance operations and meet any capital requirements over the next twelve months.

EUROPEAN ECONOMIC AND MONETARY UNION

The euro currency was introduced on January 1, 1999, and was fully implemented on January 1, 2002. The transition to this new currency has associated with it many potential implications for businesses operating in Europe including, but not limited to, products, information technology, pricing, currency exchange rate risk and derivatives exposure, continuity of material contracts, and potential tax consequences.

The new euro currency was introduced in stages over the course of a 3.5 year transition period. We believe the transition to the euro will have limited longer-term implications on our business. We have taken steps in the transition to the euro in the area of our internal processes and systems through identifying, modifying, and testing these processes and systems to handle transactions and reporting requirements involving the euro in accordance with the regulations. Our financial application systems represent the most significant internal systems that are affected by the transition to the euro. We earlier upgraded these systems to a version that enables us, together with certain process changes and modifications provided by the application vendor to their supported customers, to handle the initial requirements for transactions involving the euro. In the first quarter of fiscal 2002 we reassessed the need to further upgrade our financial applications system to handle the full requirements of the euro. We have experienced no significant impact and believe our current procedures and the modifications which have been made to the financial application system are adequate to handle the adoption of the euro, however, we continue to identify and, where necessary, modify our systems and processes in order to handle the various stages of the euro implementation. We are continuing to monitor our pricing in Europe, giving consideration to the transition to the euro.

We believe that the costs relating to the conversion of our internal systems and processes incurred to date, along with any future costs relating to such conversions, will not have a material adverse effect on our business, results of operations, or financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements relating to, among other things, our expectations concerning future revenues and earnings; the effect of the restructuring plan implemented in the first quarter of fiscal 2002 on results and strategic programs, including the effect of the reduced expenses on results; the success and soundness of our business model and its sales, marketing and technology strategies; the effect of the continuing uncertain economic environment on those strategies; the sufficiency of capital to meet our working capital and capital expenditure requirements; our ability to deliver business intelligence solutions that respond to changing market requirements; the updating, development, introduction and shipment of our current and future products; and our ability to compete in an intensely competitive marketplace.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to: our ability to develop and introduce new products and enhancements in the business intelligence software market; unanticipated delays in the release and shipment of new products; the impact of global economic conditions on our business and our ability to implement timely and appropriate remedial measures; our ability to select and implement appropriate business models and strategies; our ability to achieve and maintain revenue growth or to anticipate a decline in revenue from any of our products or services; fluctuations in our quarterly and annual operating results based on historical patterns, which may cause our stock price to fluctuate or decline; rapid technological change and new product introductions and enhancements in the business intelligence software market; new product introductions and enhancements by competitors and our ability to compete in an intensely competitive marketplace; our reliance on partners and other third party distribution channels to market and distribute our products; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate and retain highly qualified management and other key personnel; and our ability to identify, pursue and complete acquisitions which could divert management attention and financial resources and not produce desired business results. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. A detailed discussion of each of these risk factors is contained under the heading "Certain Factors That May Affect Future Results" in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is security of principal. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. For the quarter and nine months ended November 30, 2001, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

FOREIGN CURRENCY RISK

We operate internationally; accordingly, a substantial portion of our financial instruments is held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the German mark, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of November 30, 2001, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

On May 5, 2000 an action was filed in the United States District Court for the Northern District of California against us and our subsidiary, Cognos Corporation (collectively "Cognos") by Business Objects S.A. ("Complainant"), for alleged patent infringement. The complaint alleges that our Impromptu product infringes the Complainant's United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects". The complaint seeks relief in the form of an injunction against us and unspecified damages. On May 30, 2000 we answered the complaint, denying all material allegations, and counterclaimed against Business Objects for a declaratory judgment that we are not infringing Business Objects' patent and that the patent is invalid. A trial date has been set for May 2002. We believe the complaint is without merit. We cannot estimate the financial impact, if any, at this time. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition.

In addition, the Corporation and its subsidiaries may, from time to time, be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

Item 6. Exhibits and Reports on Form 8-K

a)Exhibits

  99--Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

  99.1--Management's Discussion and Analysis of Financial Condition and
      Results of Operations-Canadian Supplement

b)Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended November 30, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COGNOS INCORPORATED
                                          (Registrant)

          January 11, 2002                          /s/ Tom Manley
-------------------------------------     -------------------------------------
                Date                      Tom Manley

                                          Senior Vice-President and Chief
                                          Financial Officer
                                          (Principal Financial Officer and
                                          Chief Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT NO.                        DESCRIPTION                         PAGE
 -----------                        -----------                         -----
  99         Selected Consolidated Financial Statements and Notes in
             U.S. Dollars
             and in accordance with Canadian Generally Accepted Ac-
             counting Principles                                        27-34
 99.1        Management's Discussion and Analysis of Financial Condi-
             tion and
             Results of Operations-Canadian Supplement                  35-36