Form 10-K
period 2002-02-28
COGNOS INC
filed 2002-05-29
CIK 746782

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended FEBRUARY 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares on the Nasdaq National Market on May 3, 2002, was approximately US$1,894,800,731.

As of May 3, 2002, 87,925,788 Common Shares, without nominal or par value, were outstanding.

                                                                  continued....

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

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          -----
                                     PART I
 Item 1.  Business......................................................   1-10
 Item 2.  Properties....................................................     10
 Item 3.  Legal Proceedings.............................................  10-11
 Item 4.  Submission of Matters to a Vote of Security Holders...........  11-12

                                    PART II
 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................  13-14
 Item 6.  Selected Financial Data.......................................  15-16
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................  16-39
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....     40
 Item 8.  Financial Statements and Supplementary Data...................  41-63
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................     64

                                    PART III
 Item 10. Directors and Executive Officers of the Registrant............  65-66
 Item 11. Executive Compensation........................................  67-71
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................  72-73
 Item 13. Certain Relationships and Related Transactions................  73-74

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................  75-77
 Signatures..............................................................    78

                                    PART I

ITEM 1. BUSINESS

Overview

Cognos Incorporated, a Canadian corporation founded in 1969, is a leading global provider of business intelligence software. Our solutions help companies improve business performance by enabling effective decision-making at all levels of the organization through the consistent analysis and reporting of data from multiple perspectives. Our software is designed to provide our customers with the ability to effectively use data to make faster, more informed decisions in order to improve operational effectiveness, increase customer satisfaction, accelerate corporate response times and ultimately, increase revenues and profits.

The strategic application of our business intelligence framework on an enterprise scale addresses the need for corporate performance management. CPM lets organizations measure execution against business strategy to ensure the two are aligned at all levels across the enterprise. We provide a framework for CPM that enables the complete management cycle with integrated software for planning, budgeting, reporting, analysis and scorecarding.

Our integrated solution consists of our business intelligence, financial management and analytical applications components. The component-based nature of our solution allows customers to purchase functionality that fits their particular needs and allows them to easily expand their capabilities as required. We provide a common business intelligence framework that is capable of collecting, organizing and combining information from all sources of data. Our integrated solution provides a scalable and secure web-based environment that is easy to use and deploy across the extended enterprise.

Products

Our integrated solution consists of our business intelligence, financial management and analytical applications components.

Business Intelligence Components

Our BI Solution is comprised of highly scalable business intelligence servers encapsulated by a robust layered architecture. We provide a single, common software framework to deliver a highly integrated and expandable business intelligence solution. The solution's architecture consists of the following five layers:

  .  common portal;

  .  business intelligence servers;

  .  modeling and business rules;

  .  data mart creation; and

  .  centralized security administration service.

These layers operate in a seamless, integrated environment due to their common framework. The scalability of the architecture allows organizations to deliver business intelligence applications to a large and broad user community, both inside and outside an organization.

Customers who purchase one of our business intelligence servers are also provided with the framework components for modeling and business rules, security and information delivery as integrated parts of their solution. With this framework, our customers are able to more quickly and easily deploy the server-based capabilities to end-users. In addition, this approach facilitates a customer's ability to add new capabilities because additional servers can be easily plugged into the existing framework. This flexibility is critical as a customer's requirements change and as we introduce new capabilities to our solution.

Common Portal. The portal service is delivered through a single component, Cognos Upfront, which can be customized to fit seamlessly in an existing company portal or intranet/extranet environment. For information technology professionals, the portal represents a single point of content delivery and management for end-users inside and outside of the organization. It is designed to ensure that each user views only the content they have authority to access. For end-users, the portal is a single, Web-based point of personalized access to business intelligence content that can be customized to present the user's content in a format that is familiar and appropriate to that user. The portal also allows for sharing and collaboration of information across many users.

Business Intelligence Servers. The business intelligence servers facilitate all end-user business intelligence activities, including reporting, analysis, query, scorecarding, dashboarding/visualizations and event detection for users inside and outside an organization. Our business intelligence servers are based on a suite of proprietary applications which offer:

Reporting. Our reporting server is packaged as the Impromptu Web Reports server. Reports can be rendered and viewed by users in a variety of outputs such as CSV, Excel, or Adobe PDF files. Customers can author, manage and broadcast sales results, inventory figures, financial updates and other regularly scheduled reports that are distributed to a large Web-based community of users.

Analysis. Our analysis server is packaged as the Cognos PowerPlay Enterprise Server which delivers on-line analytical process (OLAP) reporting and analysis. PowerPlay's single application server architecture allows organizations to deploy and manage on-line analytical processes from a central point of control. Through the Web, Windows, or Excel, users are able to access multidimensional data and use PowerPlay for analysis and reporting. Users can perform their own ad hoc analysis by investigating, in any combination and at any level, the critical success factors that drive their business. Users can manipulate information by "drilling down" through layers of summary information in successively greater levels of detail and can present the information in multiple graphical displays.

Query. Our query server is packaged as the Cognos Query server. This server presents users with a simple view of various databases, allowing them to quickly and easily navigate corporate data. This engine allows users to run predefined queries or build ad hoc queries. The software uses hyperlinks to allow the users to jump from query to query to see related information, such as customer details, sales orders or the detailed transactions.

Advanced Data Visualization. Our visualization server is packaged as Cognos Visualizer server. This web-based server delivers advanced visualization graphics, animation, mapping and scorecarding through multi-metric dashboards, all fully-integrated with the analysis and reporting servers. With Cognos Visualizer, users can construct balanced scorecard systems to see complex business relationships and the interplay between factors that drive a company's business.

Scorecarding. Our scorecarding is packaged as KPI Business Pack. Using the KPI Business Pack, users can present key performance indicators in a scorecard view. Indicators of the same or different business metric are aggregated hierarchically using business rules, to give users a clear picture of the whole business at each level.

Event Detection. Our event detection server is packaged as Cognos NoticeCast server. With Cognos NoticeCast, users can monitor time critical content and then receive a notification through email when the content changes. User can monitor events such as changes in key performance indicators and operational data, and updates to reports. Along with the notification, users receive business intelligence content that gives context to decision-making.

Modeling and Business Rules. The modeling layer of our business intelligence solution drives the consistency and adaptability of our solution. This layer is packaged as Cognos Architect, which ensures that every manager has a common foundation for evaluating business performance and making key business decisions. This layer is designed to present information stored in corporate databases in a consistent format. In addition, common business rules, calculations and goals, such as the definitions of profitability, cashflow and return on investment, are visible and shared by all users, which ensures that every manager has a consistent view of the business. Each manager can be provided with a personalized view of information, as well as a common view of business performance that permits the rapid coordination of management decisions and actions.

Data Mart Creation. Unlike solutions provided by other business intelligence vendors, our BI Solution has the ability to create and manage a data mart from an existing database. This data mart creation capability is packaged as Cognos DecisionStream. Our solution is optimized for modeling, transforming and creating high-speed, scalable business intelligence data marts that have embedded knowledge of the business intelligence applications they will serve, thereby enabling faster deployment and user acceptance of these applications. Our data mart creation and business intelligence tools work together to ensure that many of the calculations and analytic operations can be performed at the database level, which can dramatically improve response time and network traffic loads. Companies can build a network of data marts that span the extended enterprise, using shared and common business models to ensure consistency and rapid adoption of change.

Centralized Security and Administration. The security server layer spans the other four layers of our BI Solution to provide common, centralized security. The security server is delivered by a single component called Access Manager that allows information technology (IT) managers to manage and maintain user profiles and classes for all servers from a single console. This service addresses both authentication security and authorization security, which determines what information users have the right to view. Access Manager uses open security standards which allows it to be easily integrated with other enterprise security systems. We also have centralized administration with common utilities for installation, configuration and application deployment.

Cognos Finance Components

Cognos Finance is a complete financial analytical applications suite that delivers a unified financial view of the entire organization, combining budgeting, planning, forecasting, closings, and financial reporting into one comprehensive and easy-to-use system. It enables finance professionals to perform day-to-day financial processes in a timely, user-friendly manner, such as closing books quickly for monthly, quarterly, and annual periods; making the budget process of gathering and distributing budget information with all of the budgeting stakeholders easy to administer; and integrating up-to-date, actual data with user-supplied forecasts and the overall enterprise plan.

Cognos Analytic Application Components

An emerging trend in the market for business intelligence is the growing demand for pre-packaged solutions that shorten time to implementation and results. We have developed our Cognos Analytic Applications, an integrated set of applications to make it easy for customers to combine appropriate capabilities and to deploy them quickly.

Our Analytic Applications are flexible and extendible because they are built upon the foundation of our BI Solution. Customers are able to change models, create new reports and perform new analyses by using our business intelligence servers in conjunction with our Analytic Applications. These applications reduce the time, effort and cost required for an organization to gain a competitive advantage from business intelligence and can help them realize returns on investment from operational applications such as enterprise resource planning, customer relationship management and supply chain management implementations more quickly.

Application Development Tools

We have a legacy line of products based on application development products marketed under the PowerHouse and Axiant names, which represented approximately 8% of our total revenue for the year ended February 28, 2002. PowerHouse is an application development environment that enables customers to quickly develop complex business applications.

We believe there has been a fundamental shift over the past several years away from application development environments towards packaged solutions. The large majority of organizations now choose to buy their next generation of business systems, rather than attempt to build these corporate applications internally. Our strategy for this mature part of our business is focused solely on maintaining the product and supporting our existing customers. Product support is the largest source of revenue from these customers, and as a result, we expect to continue to update our application development products to reflect the changing requirements of our customers. We expect our revenue from application development tools to continue to decline as customers focus on the next generation of business intelligence solutions.

Support and Services

Support and services are a critical part of our business intelligence solution. We offer a wide variety of packaged and on-demand services to assist our customers with the installation, deployment and effective use of our BI Solution. These services include product support, education, and consulting and other services.

Product support services

Product support services consist primarily of implementation resolution, product configurations, documentation and support for product problem resolution. Telephone support and Web-based customer self-service support are also key to customer satisfaction and are available worldwide. These solutions provide our customers with online answers to their product questions, 24 hours a day.

Education

Customers typically require specific training when they purchase our BI Solution. In addition, we believe that customer education helps maximize the potential of productivity gains from our products. We provide courses at Cognos education centers and customer sites and also offer e-training for customers through the use of "virtual classrooms" over the Internet. In addition to varying levels or product training, we offer solutions based education fully utilizing our knowledge leadership in business intelligence.

Consulting and Other Services

We offer a variety of product consulting services to our customers, such as performance, design and deployment reviews. These services can take the form of consulting services that are billed on a daily basis at competitive rates, or pre-packaged services that are purchased for a particular project over a specific time frame. Generally our consulting is aimed at guiding our customers through the solution implementation process and coordinating development services, project management and education.

Customers

As of February 28, 2002, we had more than 19,000 customers located in over 120 countries around the world. Our primary customer focus is Global 2000 companies. We also license our products to a broad base of small and medium-size businesses through our more than 3000 partners and resellers.

Although our BI Solution is a complete solution for the extended enterprise, our customers typically purchase our solution in stages. The first stage typically involves the purchase of a component of our solution to address a particular departmental requirement. The second stage usually involves purchases by other departments within that organization, often for applications that are closely related to the initial purchase. In many cases, there are a number of purchases in several departments of an organization before a customer makes the decision to deploy our solution on an enterprise-wide basis. Throughout the sales cycle, we work closely with our customers in the design of new products and the evolution of existing solutions.

Sales and Marketing

We use an international, multi-tiered channel distribution system to reach customers on a cost-effective basis. We support these channels with an extensive organization of pre-sales and post-sales technical specialists. Our worldwide sales and marketing organizations are managed from our Burlington, Massachusetts location.

Sales Channels

We support our sales channels with lead generation and marketing programs, including direct mail, public relations, advertising, telemarketing, Web-based programs, promotional seminars and participation in trade shows and user group meetings. The principal elements of our distribution system are as follows:

Direct Sales

We use a direct sales force in all major markets as the primary channel for distribution. We believe our quota-carrying direct sales force increases our visibility and market penetration, ensures long-term customer contact and facilitates sales of additional products. Because the demand from Global 2000 companies for enterprise-wide business intelligence solutions is growing, our sales force targets the senior executives of an organization. We believe that a direct sales force is more effective than third party sales in reaching this market because it is more relationship focused. As of February 28, 2002, we employed approximately 289 sales representatives in 51 sales offices located in 17 countries.

Third Parties

In order to extend our geographic coverage, we also market our products in selected regions through third-party channels, which include resellers, value-added resellers, original equipment manufacturers, system integrators and distributors. Examples include:

  . original equipment manufacturers such as CODA, GEAC Solutions, GE Capital Information Solutions, NCR, Peregrine Systems and Tivoli;

  . systems integrators such as PriceWaterhouseCoopers, Deloitte-Touche and Accenture; and

  .  application service providers such as Breakaway Solutions.

Telesales

We also use telesales representatives in certain areas to sell products and services, primarily to our installed customer base.

Marketing and Technology Relationships

Cooperative marketing arrangements with hardware and other software vendors provide us with additional visibility in the marketplace. These relationships permit our sales force to work closely with the sales representatives of these vendors, enabling prospective customers to evaluate software applications, services and, in certain instances, hardware together as a complete solution. Our marketing relationships can be classified into three broad categories:

Technology Partners

Our technology partners consist of industry-leading database, server, OLAP server, Internet, enterprise application and connectivity technology companies, including IBM, Microsoft, Teradata, a division of NCR, and Oracle.

Solutions Partners

Our solutions partners consist of third-party resellers, such as certified resellers, original equipment manufacturers, value-added resellers and geographic distributors, including: GEAC Solutions, Peregrine Systems, Onyx and Tivoli. These solutions partners combine their applications and business expertise with our products in order to market a more customized solution.

Services Partners

Our services partners consist of "Big 5" accounting firms, large consulting firms, system integrators, information technology consulting organizations and certified resellers, including: PwC Consulting, Accenture, Deloitte & Touche, Cap Gemini, DMR, Anderson and KPMG. These companies implement business intelligence and data warehousing solutions.

These technology and marketing relationships also provide us with the opportunity to market our products together with packaged solutions. We believe that solution-selling can shorten sales cycles and increase our sales opportunities.

We also participate in cooperative technology and marketing programs with hardware, software and database vendors, including the following program roles: Compaq Solutions Alliance Partner, Hewlett-Packard Developer and Solution Partner Program, IBM PartnerWorld for Developers member, Microsoft Data Warehousing Alliance Partner, Oracle Partner Network, SAP Portals Partner, PeopleSoft Open Analytics Partner, Siebel Premier Software Partner, Plumtree Premier Partner, RIM Select Partner, Sun Developer Connection Partner Program and Sybase Open Solutions CODE Partner.

Marketing

We recognize the importance of a complete and focused marketing effort. We divide our marketing organization between corporate marketing and field marketing. These two groups are coordinated to provide a consistent market message and presence and effective market coverage for Cognos.

Our corporate marketing focuses on increasing "Cognos" brand awareness and visibility through advertising, events, sponsorship, our corporate Web site and sales collateral. This function is managed from our Burlington, Massachusetts office, with the majority of staff in Ottawa, Canada. We recently launched Cognos Series 7 the latest release of our BI solution to raise Cognos product awareness with business executives of Global 2000 companies.

We have deployed our field marketing organization throughout the world. This group is responsible for sales lead generation and local marketing programs, such as trade shows, seminars, direct mail programs and user group meetings and conferences, to help ensure local visibility and healthy sales pipelines.

Research and Development

We believe that our talented and experienced research and development staff is one of our core strengths. Our research and development efforts are aimed at enhancing and extending our existing business intelligence solution and creating new products. As of February 28, 2002, our research and development staff consisted of 752 employees. Research and development is undertaken primarily at our corporate headquarters and leased facilities in Ottawa, Canada.

We had research and development costs of $74.6 million, $67.3 million and $53.5 million in fiscal 2002, 2001 and 2000, respectively. Research and development costs have continued to increase, in dollar terms, over the last three fiscal years, but have remained relatively constant as a percentage of total revenue.

Our business intelligence solution and application development tools were developed primarily through internal resources. In support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms, and we have undertaken further development to integrate these products into our offerings. Most of the third-party licenses are non-exclusive and do not preclude third parties from entering into similar agreements with our competitors.

Competition

The business intelligence market is highly competitive. Our competitors include software vendors that operate independently of hardware vendors, but who may have marketing or technology agreements with these vendors; database vendors who offer application development, query and reporting products for their own databases; large diversified vendors who offer products in numerous market segments; and other companies that may in the future announce offerings of business intelligence products. Some of the key factors that affect our competitive position include the method of distribution, functionality, support and service, ease of use, price, training, vendor stability and experience.

Due to the all-encompassing nature of our BI Solution, we encounter many competitors who focus on a single area within our overall offering. Our products compete directly and indirectly against various tools, depending on user needs and computing environments.

There are several broad categories of competitors:

Vendors of Query and Reporting Tools

These vendors manufacture and sell tools that enable users to query and report against corporate databases, and include BusinessObjects, Crystal Decisions, and Oracle.

Vendors of Managed Reporting Environments

These vendors manufacture and sell products that are designed to execute and distribute large numbers of complex reports to many users. Competitors in this area include Actuate and Brio Software.

Vendors of Multidimensional Analysis Tools

These vendors manufacture and sell products that enable users to view, explore and analyze a summarized view of their business using OLAP technology, and include Hyperion Solutions, Oracle and MicroStrategy.

Database Vendors

Some database vendors have tools that are included with their database environment that can be used for query and reporting, as well as some OLAP functionality. These vendors include Oracle and Microsoft.

Analytical Application Vendors

Some application vendors manufacture and sell tools that are included with their application environment that can be used to create and deliver application-specific reports and analysis. Vendors who offer these tools with their applications include Oracle, SAP and Informatica.

Our products are complementary with the products of many of the above-named competitors, and as a result, we have cooperative marketing relationships with some of these vendors, including Oracle and Microsoft. We expect our current competitors and potentially new competitors to continue to improve the performance of their products and to introduce new products or new technologies that reduce costs and improve performance characteristics.

Employees

As of February 28, 2002, we had 2,598 full-time permanent employees. We believe that our future success will depend, in part, on our ability to continue to identify, hire, motivate and retain skilled and experienced personnel. In the software industry, there is a high demand for such employees. Historically, we have been successful in recruiting and retaining sufficient numbers of qualified personnel. None of our employees is represented by a labor union.

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

ITEM 2. PROPERTIES

Cognos owns the building located at 3755 Riverside Drive, Ottawa, Canada, the Corporation's corporate headquarters. During fiscal 2001 the Corporation completed the construction of a new building at this location. The total square footage of the Riverside facility is 269,000. The facility is located on approximately six acres of land which also includes a 220,000 square foot parking garage.

The Corporation also conducts its operations from leased facilities totaling approximately 135,000 square feet in Canada, 188,000 square feet in the United States, 173,000 square feet in Europe, and 32,000 square feet in Asia/Pacific.

For financial information about geographic areas, see "Note 12. Segmented Information" in Notes to Consolidated Financial Statements contained in Item 8.

ITEM 3. LEGAL PROCEEDINGS


On May 5, 2000, an action was filed in the United States District Court for the Northern District of California against us by Business Objects S.A., for alleged patent infringement. The complaint alleged that our Impromptu product infringes Business Objects' United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects" (the "'403 Patent"). Although we have denied and continue to deny all claims asserted in the action, on May 24, 2002, subsequent to the balance sheet date, we reached an agreement to settle that action. Under the terms of the settlement agreement between ourselves and Business Objects, Business Objects has agreed to release us for any infringement of the '403 Patent (and any amendments or related patents) and to effect that release, has granted us a license under the '403 Patent for the term of that patent or any amendments or related patents. Both parties agreed to release the other from all claims, liabilities, costs or expenses that either party hold against the other, on account of actions taken prior to the effective date. The parties have also entered into a covenant not to sue or assert any claim against the other for infringement of any patents for a period of 5 years from the effective date. As consideration for the settlement agreement, we have agreed to pay Business Objects the sum of $24,000,000 in the following installments: $10,000,000 on or before June 10, 2002, and $1,750,000 every quarter for the next eight quarters, commencing on July 1, 2002.

In addition, the Corporation and its subsidiaries may, from time to time be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets out the name; age; position with the Corporation; and the principal occupation, business or employment during the last five years of each executive officer of the Corporation.

NAME                     AGE                        POSITION
----                     ---                        --------
Renato (Ron) Zambonini..  55 Chief Executive Officer, and Director
Robert G. Ashe..........  43 President and Chief Operating Officer
Tom Manley..............  43 Senior Vice President, Finance & Administration and
                              Chief Financial Officer
Peter Griffiths.........  38 Senior Vice President, Products
Terry Hall..............  53 Senior Vice President
David Laverty...........  46 Senior Vice President, Global Marketing
Robert Minns............  56 Senior Vice President, New Products
Alan Rottenberg.........  52 Senior Vice President, Strategy
Tony Sirianni...........  42 Senior Vice President, North American Field Operations
Ad Voogt................  46 Senior Vice President, European Field Operations

Mr. Zambonini was appointed Chief Executive Officer of the Corporation in September 1995. Mr. Zambonini has also served as President from January 1993 until April 2002 and was elected to the Board of Directors in June 1994. Mr. Zambonini previously served as Chief Operating Officer of the Corporation from January 1993 to September 1995. Mr. Zambonini joined the Corporation in September 1989.

Mr. Ashe was appointed President and Chief Operating Officer on April 10, 2002. Mr. Ashe previously served as Senior Vice President, Chief Corporate Officer of the Corporation from May 2001 until April 2002; as Senior Vice President, Worldwide Customer Services from July 1999 to May 2001; as Senior Vice President, Products from May 1997 to July 1999; and as Senior Vice President, Application Development Tools from April 1996 to May 1997. Mr. Ashe joined the Corporation in September 1984.

Mr. Manley was appointed Senior Vice President, Finance & Administration and Chief Financial Officer in August 2001. Prior to joining the Corporation Mr. Manley was with Nortel Networks Corporation and served as Chief Financial Officer, High Performance Optical Component Solutions from April 2001 to August 2001; Senior Vice President, Finance and Vice President, Finance, Carrier Packet Solutions from 1998 to April 2001; and Vice President, Finance, Broadband Networks from 1997 to 1998.

Mr. Griffiths was appointed Senior Vice President, Products in April 2002. Mr. Griffiths served as Senior Vice, President Research and Development from February 2002 to April 2002; as Vice President, Research and Development from January 2001 to February 2002; and as Vice President, Decision Platform from June 2000 to January 2001. Prior to joining the Corporation in 1998 Mr. Griffiths was Chief Executive Officer of Relational Matters, a company acquired by the Corporation in 1998.

Mr. Laverty was appointed Senior Vice President, Global Marketing in February 2002. Prior to joining the Corporation Mr. Laverty was with Surebridge Inc. as Vice President, Marketing from May 2000 until February 2002. He was with Lotus Development Corporation (a subsidiary of IBM) from 1990 until 2000 in a number of senior marketing roles, most recently as Vice President, Marketing--North America from 1997 to 2000.

Mr. Hall became Senior Vice President in April 2002 after the announcement of his intention to retire from the Corporation. Mr. Hall served as Senior Vice President Operations and Chief Operating Officer from July 1999 to April 2002. He served as Senior Vice President, Worldwide Sales from March 1993 to July 1999. Mr. Hall joined the Corporation in September 1983.

Mr. Minns was appointed Senior Vice President, New Products in March 1998. He served as Vice President, New Products from May 1997 to March 1998; and as Vice President, Technology from 1986 to May 1997. Mr. Minns joined the Corporation in March 1973.

Mr. Rottenberg was appointed Senior Vice President, Strategy in April 2002. Mr. Rottenberg served as Senior Vice President, e-Business Intelligence Applications Unit from January 2000 to April 2002; Senior Vice President, Marketing and Business Strategy from May 1997 to January 2000; and as Senior Vice President, Business Intelligence Tools from June 1994 to May 1997. Mr. Rottenberg joined the Corporation in June 1989.

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

Mr. Voogt was appointed Senior Vice President, European Field Operations in September 2001. He served as Vice President, European Operations from July 2000 to September 2001; and Vice President, Northern Europe from September 1995 to July 2000. Mr. Voogt joined the Corporation in 1986.

Officers are appointed annually by, and serve at the discretion of, the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON SHARE INFORMATION

PRINCIPAL MARKETS

The Toronto Stock Exchange and the Nasdaq National Market are the principal markets on which the Corporation's shares are traded.

The Corporation's common shares were first listed on The Toronto Stock Exchange on August 21, 1986, on The Nasdaq Stock Market on July 1, 1987, and on Nasdaq's National Market on September 15, 1987. The stock symbol of the Corporation's common shares on The Toronto Stock Exchange is CSN and on Nasdaq is COGN.

On April 6, 2000, the Board of Directors of the Corporation authorized a two-for-one stock split, effected in the form of a stock dividend. All historic information has been adjusted for the split.

The following table sets forth the high and low sale prices, as well as the trading volume, for the common shares for the fiscal periods shown below:

                                          Nasdaq National    The Toronto Stock
                                               Market             Exchange
                                         ------------------ --------------------
                                         High   Low  Volume  High   Low   Volume
                                         ----- ----- ------ ------ ------ ------
                                         (US$) (US$) (000s) (Cdn$) (Cdn$) (000s)
Fiscal 2001
 First Quarter.......................... 41.13 23.31 31,208 60.50  34.00  14,300
 Second Quarter......................... 46.50 35.38 24,729 67.00  52.60  11,639
 Third Quarter.......................... 48.00 30.50 22,482 73.10  49.00  12,614
 Fourth Quarter......................... 40.88 16.00 34,771 62.90  25.25  20,858
Fiscal 2002
 First Quarter.......................... 24.77 13.94 24,600 38.30  22.00  20,492
 Second Quarter......................... 19.22 13.71 11,777 29.48  21.05  13,135
 Third Quarter.......................... 20.39 11.60 15,561 32.70  17.70  21,152
 Fourth Quarter......................... 29.79 19.25 27,239 47.32  30.13  15,534
Fiscal 2003
 First Quarter.......................... 30.75 22.13 28,539 48.62  35.15  14,255
 (through April 19, 2002)

SHAREHOLDERS

As of April 19, 2002, there were approximately 1,950 registered shareholders.

DIVIDEND POLICY

The Corporation has never declared or paid any cash dividends on its common shares. The Corporation's current policy is to retain its earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in the Corporation.

OTHER MATTERS AFFECTING THE CORPORATION'S COMMON SHARES

On December 3, 1998, the Corporation acquired substantially all the assets of Relational Matters, including DecisionStream software. DecisionStream aggregates and integrates large volumes of transaction data with multidimensional data structures. The agreement stipulated that Relational Matters would receive approximately $7,550,000 over three years and 250,980 shares of the Corporation's common stock valued at $1,823,000 over the same time period. The shares, all of which were issued, were held in escrow by the Corporation and released on the second (40%) and third (60%) anniversaries of the closing of the transaction. The shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

On February 24, 1999, the Corporation acquired LEX2000 Inc., a developer of financial data mart and reporting software, for a combination of cash and the Corporation's common stock. The agreement stipulated that the shareholders of LEX2000 Inc. would receive approximately $7,444,000 over three years and 252,118 shares of the Corporation's common stock valued at $1,940,000 over the same time period. Approximately 14,200 shares were delivered at closing; the remainder, all of which were issued, were held in escrow by the Corporation and released equally on the second (50%) and third (50%) anniversaries of the closing of the transaction. The shares were issued in a private placement pursuant to Regulation D, promulgated under the Securities Act of 1933.

On September 21, 2000, the Corporation acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast's Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The agreement stipulated that the shareholders of NoticeCast Software Ltd. would receive approximately $9,000,000 in cash on closing and would receive 148,468 shares of the Corporation's common stock valued at approximately $4,820,000. The shares are being held in escrow by the Corporation and will be released on the second anniversary of the closing of the transaction.

On November 1, 2000, the Corporation completed the acquisition of Johnson & Michaels, Inc. (JAMI), a leading provider of business intelligence consulting services. The agreement stipulated that the shareholders of JAMI would receive total cash consideration of approximately $3,915,000 over three years and 104,230 shares of the Corporation's common stock valued at $4,250,000 over the same period. Approximately $2,345,000 has been paid and 60,583 shares have been issued since closing; the remaining shares, all of which were issued, are being held in escrow by the Corporation and will be released on the second (33%), and third (34%) anniversaries of the closing of the transaction. The Corporation has conditioned a portion of the overall consideration on the continued tenure of certain employees.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

FIVE-YEAR SUMMARY

The following Selected Consolidated Financial Data has been derived from the Corporation's consolidated financial statements that have been audited by Ernst & Young LLP, independent chartered accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and related Notes, and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

On April 6, 2000, the Board of Directors of the Corporation authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000 to shareholders of record at the close of business on April 20, 2000. All historic consolidated results have been restated for the split.

                                 Years Ended the Last Day of February
                             ------------------------------------------------
                               2002      2001      2000      1999      1998
                             --------  --------  --------  --------  --------
                              (US$000s except share amounts, U.S. GAAP)
Statement of Income Data
Revenue..................... $491,302  $495,652  $385,640  $301,125  $244,834
                             --------  --------  --------  --------  --------
Operating expenses
 Cost of product license....    3,609     7,315     5,235     5,738     3,828
 Cost of product support....   16,576    17,820    13,758    11,166     9,694
 Selling, general, and
  administrative............  343,276   320,535   238,147   172,482   140,882
 Research and development...   74,614    67,264    53,548    42,274    33,530
 Acquired in-process
  technology................       --     3,000        --     3,800    18,000
 Special charges............   33,440        --        --        --        --
                             --------  --------  --------  --------  --------
Total operating expenses....  471,515   415,934   310,688   235,460   205,934
                             --------  --------  --------  --------  --------
Operating income............   19,787    79,718    74,952    65,665    38,900
Interest expense............     (540)     (786)     (718)     (527)     (481)
Interest income.............    8,922    12,386     7,454     6,430     5,340
                             --------  --------  --------  --------  --------
Income before taxes.........   28,169    91,318    81,688    71,568    43,759
Income tax provision........    8,761    27,058    22,873    13,134    11,117
                             --------  --------  --------  --------  --------
Net income.................. $ 19,408  $ 64,260  $ 58,815  $ 58,434  $ 32,642
                             ========  ========  ========  ========  ========
Net income per share
 Basic......................    $0.22     $0.74     $0.68     $0.67     $0.37
 Diluted....................    $0.21     $0.70     $0.67     $0.66     $0.36

Net income per share, excluding the effect of the special charges and write-off of acquired in-process technology *
 Basic......................    $0.49     $0.77     $0.68     $0.71     $0.57
 Diluted....................    $0.48     $0.73     $0.67     $0.69     $0.55
Weighted average number of
 shares (000s)
 Basic......................   87,807    87,324    85,972    87,416    88,414
 Diluted....................   90,461    91,973    88,100    88,940    91,544

Balance Sheet Data (at end of
 period)
Working capital.................. $227,573 $197,673 $166,455 $123,343 $112,846
Total assets.....................  522,152  495,592  377,803  286,259  220,279
Total debt.......................       --       32    2,176    2,612    2,457
Stockholders' equity.............  295,173  290,529  212,591  159,028  131,005

*This is a supplementary pro-forma measure included to enhance comparability

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

The following discussion should be read in conjunction with the audited consolidated financial statements and notes included in this Annual Report. We prepare and file our consolidated financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in United States (U.S.) dollars and in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The consolidated financial statements and MD&A in accordance with Canadian GAAP, in U.S. dollars, are made available to all shareholders and filed with various regulatory authorities.

On April 6, 2000, our Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000 to stockholders of record at the close of business on April 20, 2000. Share and per-share amounts in this MD&A, and the audited consolidated financial statements and notes thereto included in this Annual Report, have been adjusted retroactively for this split.

OVERVIEW

Cognos Incorporated is a leading global provider of business intelligence software. Our solutions help companies improve business performance by enabling effective decision-making at all levels of the organization through the consistent analysis and reporting of data from multiple perspectives. Our software is designed to provide our customers with the ability to effectively use data to make faster, more informed decisions in order to improve operational effectiveness, increase customer satisfaction, accelerate corporate response times and ultimately, increase revenues and profits.

Our business intelligence solution (BI Solution) is uniquely positioned to take advantage of the accelerating demand for business intelligence solutions for the extended enterprise across all industries. Our BI Solution is an integrated software foundation that is designed to meet our customers' end-to-end business intelligence requirements, including reporting, analysis, query, scorecarding, and visualization, in a secure, Web-based environment that is easy to use and deploy across the extended enterprise. The information produced by our solution is distributed over a business intelligence portal that enables users, both inside and outside the organization, to access business intelligence content, such as reports and scorecards, through a secure, personalized Web-based interface. In addition, our event detection capability allows users to monitor changes in time-critical business intelligence content. If change occurs, the user receives a notification e-mail with relevant business intelligence content giving them context for decision-making. We have also developed an integrated set of analytic applications built upon the foundation of our BI Solution, which provide "out-of-the-box" functionality for reporting and analysis in functional areas such as finance, inventory, procurement, and sales. Additionally, our Cognos Finance product enables finance professionals to manage all core financial processes within one solution.

Revenue is derived from the licensing of software and the provision of related services, which include product support and education, consulting, and other services. We generally license software and provide services subject to terms and conditions consistent with industry standards. Our customers may elect to contract with us for telephone and Web-based customer self-service product support, by paying either an annual fee or fees based on their usage of support services.

We operate internationally with a substantial portion of our business conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to the Canadian dollar, to various European currencies, and to a lesser extent, other foreign currencies.

Currently we derive our revenue from the licensing, support, and service of business intelligence solutions and application development tools. In the most recent fiscal year, revenue associated with our business intelligence solutions made up 92% of our total revenues; application development tools made up 8% of our total revenues. The percentage of revenue attributable to application development tools has declined over the last seven fiscal years and is expected to continue to decline in the future as the market moves away from proprietary systems and towards packaged application products. We are focused on maintaining our leadership position in the business intelligence market and believe that the application development tools market will continue to decrease in importance for our financial results.

The sales cycle for our products may span nine months or more. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. As corporations move to enterprise-wide deployments, orders become larger and, hence, the impact of the sales cycle becomes increasingly harder to predict. We currently operate with virtually no order backlog because our software products typically are shipped shortly after orders are received. Product license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. As a result of these and other factors, our quarterly results have varied significantly in the past and are likely to fluctuate significantly in the future. Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily indicative of the results to be expected in any future period.

We license our software through our direct sales force and value-added resellers, system integrators, and original equipment manufacturers. Direct sales accounted for approximately 70%, 70%, and 69% of our license revenues for the years ended February 28, 2002 (fiscal 2002), February 28, 2001 (fiscal
2001), and February 29, 2000 (fiscal 2000), respectively. As enterprise-wide deployments become more important to our customers, we believe that the direct sales channel is the most effective method of penetrating the large enterprise market; however, in order to have adequate market coverage for smaller and mid-size companies, we continue to expend a significant amount of resources developing our indirect sales activities. We also continue to commit significant management time and financial resources to developing direct and indirect international sales and support channels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, foreign exchange risk management, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition Policy--We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. Substantially all of our product license revenue is earned from licenses of off-the-shelf software requiring no customization. Revenue from these licenses is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. If a license includes the right to return the product for refund or credit, revenue is recognized net of an allowance for estimated returns provided all the requirements of SOP 97-2 have been met. Revenue from product support contracts is recognized ratably over the life of the contract. Incremental costs directly attributable to the acquisition of product support contracts, and that would not have been incurred but for the acquisition of that contract, are deferred and expensed in the period the related revenue is recognized. These costs include commissions payable on sales of support contracts. Revenue from education, consulting, and other services is recognized at the time the services are rendered. For contracts with multiple obligations (e.g., deliverable and undeliverable products, support obligations, education, consulting, and other services), we allocate revenue to each element of the contract based on objective evidence of the fair value of the element.

Allowance for Doubtful Accounts--We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Foreign Currency Management--We operate internationally and therefore hold assets and liabilities in foreign currencies. These operations are translated to U.S. dollars at prevailing exchange rates as at period end in accordance with SFAS 52. Future adverse changes in a currency could cause a reduction in the carrying amount of these assets and liabilities that may not be reflected in the current carrying value.

Investments--We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Deferred Taxes--We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

Impairment of Long-Lived Assets--We evaluate the recoverability of our identifiable intangible assets, goodwill, and other long-lived assets in accordance with SFAS No.121 that generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. On March 1, 2002 we implemented SFAS No. 142 and SFAS 144. SFAS 142 requires us to use the fair value method to assess our goodwill on at least an annual basis and the undiscounted cash flows method will continue to be used for qualifying identifiable intangible assets. SFAS 144 requires us to use a similar method for other long-lived assets. The results of the initial assessment will have no material effects on our balance sheet or earnings from operations; however, subsequent impairment assessments could result in future impairment charges. Any impairment charge would result in reduction in the carrying values of these assets.

Contingencies and Litigation -- We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

RESULTS OF OPERATIONS

Total revenue for fiscal 2002 was $491.3 million, which was 1% less than the fiscal 2001 revenue of $495.7 million which, in turn, was 29% more than the fiscal 2000 revenue of $385.6 million. Net income for fiscal 2002 was $19.4 million and diluted net income per share was $0.21, compared to fiscal 2001 net income of $64.3 million and diluted net income per share of $0.70, and net income of $58.8 million and diluted net income per share of $0.67 for fiscal 2000.

The results for fiscal 2002 include special charges of $33.4 million. These special charges include a net business restructuring charge of $10.2 million and a $23.2 million charge for settlement of a patent litigation action.

As reported in the first quarter of fiscal 2002, we recorded a restructuring charge of $12.8 million in connection with a restructuring plan to align our cost structure and operations to the economic environment. In the fourth quarter of fiscal 2002 we reversed $2.6 million of the restructuring charge into income. The reversal was the result of revisions to prior cost assumptions including salary continuance, office leases, and outplacement.

On May 24, 2002, subsequent to the balance sheet date, the Corporation and Business Objects reached an agreement to settle the action filed by Business Objects on May 5, 2000. As consideration for the settlement agreement, the Corporation has agreed to pay Business Objects the sum of $24,000,000 in the following installments: $10,000,000 on or before June 10, 2002, and $1,750,000 every quarter for the next eight quarters commencing on July 1, 2002. The Corporation has recorded a special charge of $23,231,000, representing the present value of these payments, in fiscal 2002, in accordance with FASB Statement 5 Contingent Liabilities.

Excluding the effect of these items, net income and diluted net income per share for fiscal 2002 would have been $43.4 million and $0.48, respectively. The results for fiscal 2001 include the write-off of $3.0 million related to the in-process technology acquired on the purchase of NoticeCast Software Ltd. during the third quarter of fiscal 2001. Excluding the effect of this item, net income and diluted net income per share for fiscal 2001 would have been $67.3 million and $0.73, respectively. Fiscal 2000 results did not include any unusual one-time charges. This pro-forma information is provided for greater comparability regarding our on-going operating performance and is unlikely to be comparable to any similar measures in the financial information filed by other issuers.

Basic net income per share was $0.22, $0.74, and $0.68 in fiscal 2002, 2001, and 2000, respectively. Excluding the effect of the special charges in fiscal 2002 and the write-offs of in-process technology in fiscal 2001 basic net income per share would have been $0.49 and $0.77, respectively.

We experienced decreases in net income as a percentage of revenue in each of fiscal 2002, and 2001. In fiscal 2002, we maintained our investment in our sales channels and product development through difficult economic times to ensure that we were appropriately positioned for revenue growth and expanded global market coverage as the economy recovered. During fiscal 2002 the decrease in net income as a percentage of revenue was the result of increases in both selling, general, and administration expenses, and research and development expenses as well as the special charges for restructuring and settlement of a patent litigation action. As a result of this restructuring and excluding the effect of the patent litigation settlement which occurred subsequent to the balance sheet date, our net income as a percentage of revenue has increased sequentially through the last three quarters of the fiscal year. During fiscal 2001 the decrease in net income as a percentage of revenue was the result of increases in selling, general, and administrative expenses and the write-off of in-process technology acquired on the purchase of NoticeCast Software Ltd. during the third quarter.

The following table sets out, for each fiscal year indicated, the percentage that each income and expense item bears to revenue, and the percentage change in the dollar amount of each item as compared to the prior fiscal year.

                                                                  Percentage
                                             Percentage of          Change
                                                Revenue           from Fiscal
                                           -------------------  ----------------
                                                                2001 to  2000 to
                                           2002   2001   2000    2002     2001
                                           -----  -----  -----  -------  -------
Revenue................................... 100.0% 100.0% 100.0%   (0.9)%  28.5%
                                           -----  -----  -----
Operating expenses
 Cost of product license..................   0.7    1.5    1.3   (50.7)   39.7
 Cost of product support..................   3.4    3.6    3.5    (7.0)   29.5
 Selling, general, and administrative.....  69.9   64.6   61.8     7.1    34.6
 Research and development.................  15.2   13.6   13.9    10.9    25.6
 Acquired in-process technology...........   0.0    0.6    0.0       *       *
 Special charges..........................   6.8    0.0    0.0       *       *
                                           -----  -----  -----
Total operating expenses..................  96.0   83.9   80.5    13.4    33.9
                                           -----  -----  -----
Operating income..........................   4.0   16.1   19.5   (75.2)    6.4
Interest expense..........................  (0.1)  (0.2)  (0.2)  (31.3)    9.5
Interest income...........................   1.8    2.5    1.9   (28.0)   66.2
                                           -----  -----  -----
Income before taxes.......................   5.7   18.4   21.2   (69.2)   11.8
Income tax provision......................   1.8    5.4    5.9   (67.6)   18.3
                                           -----  -----  -----
Net income................................   3.9%  13.0%  15.3%  (69.8)%   9.3%
                                           =====  =====  =====

*not meaningful

The following table sets out, for each fiscal year indicated, the percentage that specific items bear to revenue, and the percentage change in the dollar amount of each item as compared to the prior fiscal year, when the effect of the special charges and write-offs of acquired in-process technology are excluded. This pro-forma information is provided for greater comparability regarding our on-going operating performance and is unlikely to be comparable to any similar measures in the financial information filed by other issuers.

                                     Percentage of      Percentage Change
                                        Revenue            from Fiscal
                                   -------------------  ---------------------
                                                        2001 to      2000 to
                                   2002   2001   2000     2002         2001
                                   -----  -----  -----  ---------    --------
Revenue........................... 100.0% 100.0% 100.0%       (0.9)%      28.5%
Total operating expenses..........  89.2   83.3   80.5         6.1        32.9
Operating income..................  10.8   16.7   19.5       (35.7)       10.4
Net income........................   8.8%  13.6%  15.3%      (35.4)%      14.4%

REVENUE

Our total revenue was $491.3 million for fiscal 2002 as compared to $495.7 million in fiscal 2001, and $385.6 million in fiscal 2000. Our total revenue was derived primarily from our business intelligence products, principally Web versions of Impromptu(R) and PowerPlay(R); contributing to the increase, but to a lesser extent, were Cognos Visualizer, DecisionStream(TM), Cognos Query, and Cognos Finance. In Q4 we released Cognos Series 7, a fully integrated enterprise business intelligence solution. We feel enterprise wide deployment of business intelligence products is the trend in the industry and believe it will continue to increase as a percentage of our total revenue. Total revenue for all business intelligence products was $453.1 million, $446.8 million, and $328.0 million in fiscal 2002, 2001, and 2000, respectively, which resulted in year-over-year increases of 1% and 36%, respectively. Sequentially, within the year our total BI revenue has increased by 8%, 7%, and 17% in the quarters following our restructuring in the first quarter of fiscal 2002. Total revenue from our business intelligence products represented 92%, 90%, and 85% of total revenue in fiscal 2002, 2001, and 2000, respectively.

Total revenue from our application development tools, PowerHouse(R) and Axiant(R), was $38.2 million in fiscal 2002, compared to $48.9 million in fiscal 2001, and $57.6 million in fiscal 2000, which resulted in year-over-year decreases of 22% and 15%, respectively.

The change in total revenue from product license, product support, and services in fiscal 2002 from fiscal 2001 was as follows: a 13% decrease in product license revenue, a 19% increase in product support revenue, and a 2% increase in services revenue. This compares to an increase for the same categories for fiscal 2001 from fiscal 2000 as follows: 29%, 25%, and 33%, respectively.

Our operations are divided into three main geographic regions: (1) North America (includes Latin America), (2) Europe (consists of the U.K. and Continental Europe), and (3) Asia/Pacific (consists of Australia and countries in the Far East). In fiscal 2002, the percentage of total revenue from North America, Europe, and Asia/Pacific was 62%, 31%, and 7%, respectively, compared to 64%, 30%, and 6%, respectively, in fiscal 2001 and 61%, 32%, and 7%, respectively, in fiscal 2000. In fiscal 2002, total revenue from North America decreased from fiscal 2001 by 4% while total revenue from Europe, and Asia/Pacific increased from fiscal 2001 by 5% and 7%, respectively, compared to increases of 35%, 19%, and 13%, respectively, in fiscal 2001 from fiscal 2000. The decrease in revenue growth for fiscal 2002 as compared to fiscal 2001 is attributable to the decline in information technology spending and the uncertain economic environment that existed through the majority of fiscal 2002. These conditions affected all of our principal markets and were especially pronounced in the U.S., our largest market. This affected the sales of our business intelligence products. Revenue growth in North America was also slowed by a decline in service revenue as a result of the events of September 11th. The disruption in the United States in the wake of these events including air travel and business closures affected our ability to offer services and our customers appetite to consume them. In addition to the above, growth rates for Europe and Asia/Pacific were affected by foreign exchange rate fluctuations. Excluding exchange rate fluctuations, revenue growth for Europe would have been 9% for fiscal 2002 as compared to revenue growth excluding exchange rate fluctuations of 32% for fiscal 2001. Revenue growth for Asia/Pacific would have been 17% for fiscal 2002 as compared to revenue growth excluding exchange rate fluctuations of 22% for fiscal 2001.

A substantial portion of our business is conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations decreased the overall revenue growth by two percentage points in fiscal 2002 from fiscal 2001 and by four percentage points in fiscal 2001 from fiscal 2000.

PRODUCT LICENSE REVENUE

Total product license revenue was $228.3 million, $262.8 million, and $203.3 million in fiscal 2002, 2001, and 2000, respectively, and accounted for 46% of our revenue for fiscal 2002 as compared to 53% in both fiscal 2001 and 2000. The decrease in product license revenue for fiscal 2002 was predominantly due to the decline in information technology spending and the uncertain economic environment that was prevalent throughout the fiscal year in our principal markets and specifically in the U.S., which is our largest market. This affected the sales of our business intelligence products; which were the main reason for our increase in revenue in fiscal 2001. Product license revenue from our business intelligence products was $219.2 million, $248.7 million, and $186.6 million, in fiscal 2002, 2001, and 2000, respectively, which resulted in a year-over-year decrease of 12% in fiscal 2002 compared to a year-over-year increase of 33% for fiscal 2001. Sequentially, within the year, our total BI license revenue has increased by 17%, 17%, and 29% in the three quarters following our restructuring in the first quarter of fiscal 2002. Product license revenue associated with the business intelligence products contributed approximately 96%, 95%, and 92% of total product license revenue in fiscal 2002, 2001, and 2000, respectively.

Product license revenue from our application development tools, PowerHouse and Axiant, was $9.1 million, $14.0 million, and $16.7 million, in fiscal 2002, 2001, and 2000, respectively. We expect that, in both the short and long term, the trend of decreasing product license revenue from these products will continue.

Our sales and marketing strategy includes multi-tiered channels ranging from a direct sales force to various forms of third-party distributors, resellers, and original equipment manufacturers. We believe that a direct sales force is more effective than third-party sales in reaching Global 2000 companies because it is more relationship focused. We use third-party distributors in selected regions in order to extend our geographic coverage.

Total product license revenue from third-party channels represented 31% of total product license revenue in fiscal 2002 compared to 30% in fiscal 2001 and 31% in fiscal 2000. Within our business intelligence market, product license revenue from third-party channels was $66.5 million, compared to $75.7 million in fiscal 2001, and $57.3 million in fiscal 2000. Product license revenue within this market from third-party channels represented 30% of our business intelligence product license revenue in fiscal 2002 compared to 30% in fiscal 2001, and 31% in fiscal 2000.

PRODUCT SUPPORT REVENUE

Product support revenue was $175.6 million, $147.6 million, and $118.1 million in fiscal 2002, 2001, and 2000, respectively. Product support revenue accounted for 36% of our total revenue for fiscal 2002, compared to 30% in fiscal 2001 and 31% for fiscal 2000. The increase in the dollar amounts was the result of new support contracts from the expansion of our customer base, as well as the renewal of existing support contracts.

Total product support revenue from the business intelligence products was $147.5 million, $114.2 million, and $78.8 million in fiscal 2002, 2001, and 2000, respectively and constituted 84%, 77%, and 67% of the total product support revenue in fiscal 2002, 2001, and 2000, respectively. In fiscal 2002, total product support revenue from business intelligence products increased by 29% from fiscal 2001 and total product support revenue from application development tools decreased by 16% over the same period. In fiscal 2001, total product support revenue from the business intelligence products increased by 45% from fiscal 2000 and total product support revenue from the application development tools decreased by 15% over the same period.

SERVICES REVENUE

Revenue from education, consulting, and other services was $87.4 million, $85.3 million, and $64.3 million in fiscal 2002, 2001, and 2000, respectively. Services revenue accounted for 18% of our total revenue for fiscal 2002, compared to 17% in fiscal 2001 and 2000. The increase in services revenue in fiscal 2002 was predominantly the result of an increase in consulting revenue that offset decreases in education revenue associated with the business intelligence products. Services revenue associated with the business intelligence products contributed approximately 99%, 98%, and 97%, of total service revenue in fiscal 2002, 2001, and 2000, respectively.

During fiscal 2002, we continued to increase the level of sales of our business intelligence solutions within global enterprises. Our business intelligence solutions were increasingly being deployed on an enterprise-wide, global basis within organizations for mission-critical applications. Successful installation and deployment of our solution has become critical to our customers' success. As a result, our customers have increasingly required services such as strategic planning, project management, analysis and design, technical advisory, and instruction to effectively deploy our solutions. This trend was slowed in fiscal 2002 by two factors. First the uncertain economic environment in our principal markets caused an increased level of scrutiny by customers with regard to enterprise scale software purchases. Second, the unfortunate events of September 11th caused a disruption in the United States including air travel and business closures. These and other factors that occurred in the wake of these tragic events affected our ability to offer services and our customer's appetite to consume them.

OPERATING EXPENSES

COST OF PRODUCT LICENSE

The cost of product license consists primarily of royalties for technology licensed from third-parties and the costs of materials and distribution related to licensed software. Product license costs in fiscal 2002 were $3.6 million compared to $7.3 million in fiscal 2001 and $5.2 million in fiscal 2000. Product license costs represented 2% of product license revenue for fiscal 2002, compared to 3% for fiscal 2001 and 2000. The decrease, in dollar terms, in fiscal 2002 from fiscal 2001 is due to decreases in royalty costs; material and distribution costs remained relatively consistent with fiscal 2001 levels. The increase in fiscal 2001 from fiscal 2000 was due to increases in royalty costs; material and distribution costs remained relatively consistent with fiscal 2000 levels.

COST OF PRODUCT SUPPORT

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third-parties, and the cost of materials delivered in connection with enhancement releases. The cost of product support was $16.6 million, $17.8 million, and $13.8 million in fiscal 2002, 2001, and 2000, respectively. These costs represented 9% of product support revenue in fiscal 2002 and 12% for fiscal 2001, and 2000. The decrease, in dollar terms, in fiscal 2002 from fiscal 2001 was associated predominantly with decreases in royalty costs. The increase in fiscal 2001 from fiscal 2000 was associated with telesupport and web support activities.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses were $343.3 million, $320.5 million, and $238.1 million in fiscal 2002, 2001, and 2000, respectively. These costs were 70% of revenue in fiscal 2002 compared to 65% and 62% in fiscal 2001 and 2000, respectively.

The increase in the selling, general, and administrative expenses in fiscal 2002 was primarily the result of increases in average staffing levels and related compensation expenses. Contributing to a lesser extent to the increase were increases in facilities costs, computer costs, communications, professional fees, and the amortization of the technology acquired on acquisitions of various companies over the last five fiscal years. During fiscal 2002, we continued our investment in our sales channels, to focus on opportunities for new revenue growth and expand global market coverage. Despite the weaker economic climate and staff reductions as a result of the restructuring charge in the first quarter of fiscal 2002, the average number of employees within the selling, general, and administrative areas grew by 2%, predominantly as the result of the retention of key sales and services staff.

The increase in the selling, general, and administrative expenses in fiscal 2001 was primarily the result of increases in staffing and related compensation expenses. Contributing to a lesser extent to the increase were facilities, marketing costs, and the amortization of the technology acquired on acquisitions of various companies over the last four fiscal years. The average number of employees within the selling, general, and administrative areas grew by 29% in fiscal 2001, predominantly as the result of additions to sales and services staff. The costs per employee increased 5% in fiscal 2002 and 4% in fiscal 2001.

RESEARCH AND DEVELOPMENT

Research and development costs were $74.6 million, $67.3 million, and $53.5 million, for fiscal 2002, 2001, and 2000, respectively. Research and development costs have continued to increase, in dollar terms, over the last several fiscal years. In fiscal 2002 these costs increased slightly as a percentage of revenue to 15% after having remained constant at 14% of total revenue for each of fiscal 2001 and 2000. The growth in fiscal 2002 was primarily the result of increases associated with higher staffing levels in this area and increases in services purchased externally as we maintained our investment in product development through an uncertain economic landscape. The growth in fiscal 2001 was also primarily the result of increases associated with higher staffing levels in this area. Increases in services purchased externally and other costs associated with the development of our product lines to meet foreign market requirements also contributed to the increase for the fiscal year. The increase in the average number of employees in this area was 9% in fiscal 2002 from fiscal 2001 and was 15% in fiscal 2001 from fiscal 2000.

Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria and are expensed as incurred. Costs were not deferred in any of fiscal 2002, 2001, or 2000 because either no projects met the criteria for deferral or the period between (i) achieving technological feasibility and (ii) the general availability of the product was short, and the associated costs were immaterial.

During fiscal 2002, we made available a new version of all our core software products with the release of Cognos Series 7. Cognos Series 7 is a fully integrated enterprise business intelligence solution. In addition to new versions of Cognos on-line analytical processing and reporting and query, Cognos Series 7 also introduced enterprise event detection technology we acquired in fiscal 2001 through our purchase of NoticeCast Software Ltd. This technology monitors business intelligence content and automatically notifies users of key events such as changes in performance indicators via their personal computer, personal digital assistant or other wireless device, enabling them to take immediate action. This release offers an enterprise scale solution that will allow our customers to react rapidly to key business events and changes in business performance, as they will be able to leverage our business intelligence solution to quickly relate these events to overall enterprise business performance.

During fiscal 2002 we continued to invest in R&D activities for our e-Application packages including the release in the fourth quarter of Cognos Analytic Applications for Oracle eBusiness Suite. This release includes analysis of sales, general ledger, accounts receivable, accounts payable, inventory, and procurement. We also continued to develop our Analytic Applications for JD Edwards and plan to release Analytic Applications for SAP in fiscal 2003. Cognos Analytic Applications are pre-built business analysis and reporting content that extend the value of existing investments in Enterprise Resource Planning (ERP) and other operational systems. The result is a single, integrated, 360-degree view of business operations built upon a common foundation for enterprise-wide business performance management.

In fiscal 2002, we also continued investment in our existing enterprise business intelligence solution, including development and enhancement of DecisionStream, a data mart creation component of the BI platform that unites data from disparate sources and consolidates it into data marts. We also released version 5.1 of Cognos Finance, a solution that delivers integrated budgeting, forecasting, consolidation, and financial reporting and analysis in one comprehensive system. We continued to develop and enhance Cognos Visualizer, that allows for interactive multi-metric dashboards of key performance indicators. We also continued to develop Cognos KPI that creates scorecards of key performance indicators. This packaged application addresses a key requirement for enterprise business performance measurement.

ACQUISITIONS/ACQUIRED IN-PROCESS TECHNOLOGY

Fiscal 2002

On February 28, 2002, we exercised our option to purchase the 50% of the voting shares representing all of the outstanding voting interest in our subsidiary in Japan, Teijin Cognos Incorporated (TCI). We felt that TCI could more gainfully serve the Japanese market as a wholly owned subsidiary. We have always consolidated the results of TCI as we have had effective control over TCI. The former shareholders of TCI received approximately $2,193,000 in cash upon completion of the purchase. We will also pay Teijin Limited the accumulated minority interest in TCI of approximately $1,462,000 due March 30, 2002. We have also agreed to pay additional consideration at each period end for the next eight quarters, based on the net revenue of TCI. This additional purchase price has not been recorded as it cannot be reasonably estimated. The purchase of TCI did not involve the purchase of any in-process research and development. The acquisition was accounted for using the purchase method. The results of operations of TCI are already consolidated, and thus pro forma information has not been provided. Goodwill recorded as a result of this transaction will not be amortized in accordance with SFAS 142 but will be tested for impairment as of March 1, 2002.

Fiscal 2001

During the second quarter of fiscal 2001, we acquired Powerteam OY, our distributor in Finland. The agreement stipulated that the shareholders of Powerteam OY would receive approximately $2,258,000 in cash in the two years subsequent to the date of acquisition and could also receive additional cash payments not to exceed $500,000 in the three years subsequent to acquisition. We have paid $2,073,000 of the amount due to shareholders and will pay $185,000 in fiscal 2003. We have paid $76,000 towards the contingent amount and could also pay cash payments not to exceed $210,000 in fiscal 2003. The acquisition of Powerteam OY did not involve the purchase of acquired in-process technology. We have conditioned a portion of the overall consideration on the continued tenure of certain employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of the purchase price.

During the third quarter of fiscal 2001, we acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast's Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The agreement stipulated that the shareholders of NoticeCast Software Ltd. would receive approximately $9,000,000 in cash on closing and would receive 148,468 shares of our common stock valued at approximately $4,820,000. We are holding the shares in escrow and they will be released on the second anniversary of the closing of the transaction. For valuation purposes, the shares were appropriately discounted. An independent appraisal valued the in-process research and development at $3,000,000. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, we recorded a special charge of $3,000,000 (or $0.03 per share on a diluted basis) in the third quarter ended November 30, 2000 to write off the in-process technology.

At the time of acquisition, the NoticeCast product required integration with our platform, enhancements to ensure that the scalability of the product would be consistent with the Cognos platform as a whole, and systems testing to ensure predictability of performance. The first Cognos version of the software was made available coincident with the Cognos Series 7 release during fiscal 2002. At the time of acquisition, we estimated that development efforts to complete this version of the software would cost approximately $4 million.

For the acquisition of NoticeCast, the fair value of NoticeCast's one in-process research and technology project, emPower(TM), was assessed by independent business valuators at $3,000,000. The valuators used the income forecast method, with the percentage completion approach to value the acquired in-process research and development. The adjusted discount rate applied by the valuators to the project's cash flows was 35%. We believe that emPower was approximately 40% complete at the time of purchase. Cash inflows from this project commenced in fiscal 2002.

With the integration of the NoticeCast technology into the Cognos solution, the average price of our products was expected to increase slightly. However, we have not experienced, and we do not expect, a material impact, from the integration of this project, on the margin rates experienced historically.

The risks and uncertainties associated with completing the development of the project at the time of acquisition were as follows:

  . We might be unable to integrate the project with our platform on a timely basis.

  .  We might be unable to scale the project to align it with our platform.

  .  We might be unable to complete testing on a timely basis.

  . Testing of the project may show that predictability of performance is not in line with our quality standards.

If the project was not completed on schedule, our competition could have introduced similar products before us. This could have resulted in a decline in our sales or a loss of market acceptance of our products.

Also during the third quarter of fiscal 2001, we completed the acquisition of Johnson & Michaels, Inc. (JAMI), a leading provider of business intelligence consulting services. The agreement stipulated that the shareholders of JAMI would receive total cash consideration of approximately $3,915,000 over three years and 104,230 shares of our common stock valued at $4,250,000 over the same period. Approximately $2,345,000 has been paid and 60,583 shares have been issued; we held the remaining shares, all of which were issued, in escrow for release on the first (33%), second (33%), and third (34%) anniversaries of the closing of the transaction. We have conditioned a portion of the overall consideration on the continued tenure of certain employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of the purchase price. The deferred shares, valued at $2,656,000, are accounted for as an offset to capital stock. The acquisition of JAMI did not involve the purchase of acquired in-process technology.

Fiscal 2000

During fiscal 2000, we completed two acquisitions. Neither the acquisition of Information Tools AG nor the acquisition of the minority interest in Cognos Far East Pte Limited involved the purchase of acquired in-process technology.

We acquired Information Tools AG, our distributor in Switzerland. The agreement stipulated that the shareholders of Information Tools AG were to receive total consideration of approximately $657,000, of which $458,000 was received in cash during fiscal 2000. The remainder of the consideration ($199,000) was payable equally on the first and second anniversaries of the closing of the transaction. An amount, not to exceed $500,000, could also be paid in contingent consideration. Of all those amounts, approximately $60,000 was paid in fiscal 2002 relating to fiscal 2001 results and approximately $120,000 was paid in fiscal 2001 relating to fiscal 2000 results. Approximately $235,000 was paid in fiscal 2003 based on 2002 operating results. We have conditioned a portion of the overall consideration on the continued tenure of certain employees. Under generally accepted accounting principles, these amounts are accounted for as compensation rather than as a component of purchase price.

We also purchased the entire outstanding minority interest in our subsidiary in Singapore, Cognos Far East Pte Limited. The former minority shareholders of Cognos Far East Pte Limited received approximately $1,688,000 in cash upon completion of the purchase. No further consideration is due to the former minority shareholders of the subsidiary.

SPECIAL CHARGES

BUSINESS RESTRUCTURING CHARGE

During the quarter ended May 31, 2001, we implemented a restructuring plan to align our cost structure and operations to the prevailing economic environment, resulting in a pre-tax business restructuring charge to earnings of $12.8 million. Business restructuring charges primarily related to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impacted all functional groups and geographic regions.

Cost savings as a result of the restructuring plan affect compensation, amortization, and lease expenses. This decrease in costs primarily impacts selling, general, and administration expense and research and development expense. The expense reductions took effect in the second quarter of this fiscal year.

Cash outlays of $8.2 million and fixed asset write-offs of $1.6 million related to the restructuring activities were charged against the accrual in fiscal 2002. In the fourth quarter of fiscal 2002, $2.6 million of the original accrual was reversed into income. The reversal was the result of revisions to prior cost assumptions including: subleases of closed sales offices, reversal of amounts accrued for salary and benefits as favorable arbitration rulings were pronounced and refinement of salary continuance amounts based on actual outcomes, and individual outplacement costs as many individuals refused the services and more affordable group alternatives were found. The balance of the charge will be paid early in fiscal 2003.

Patent Litigation Settlement

On May 5, 2000, an action was filed in the United States District Court for the Northern District of California against us by Business Objects S.A., for alleged patent infringement. The complaint alleges that our Impromptu product infringes Business Objects' United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects" (the "'403 Patent"). Although we have denied and continue to deny all claims asserted in the action, on May 24, 2002, subsequent to the balance sheet date, we reached an agreement to settle that action. Under the terms of the settlement agreement between ourselves and Business Objects, Business Objects has agreed to release us for any infringement of the '403 Patent. Both parties also agreed to release the other from all claims, liabilities, costs or expenses that either party hold against the other, on account of actions taken prior to the effective date of the agreement. The parties have also entered into a covenant not to sue or assert any claim against each other for infringement of any patents for a period of 5 years from the effective date. As consideration for the settlement agreement, we have agreed to pay Business Objects the sum of $24,000,000 in the following installments: $10,000,000 on or before June 10, 2002, and $1,750,000 every quarter for the next eight quarters commencing on July 1, 2002. We have recorded a special charge of $23,231,000 in fiscal 2002, representing the present value of this payment stream discounted using an interest rate of 6%, in accordance with FASB Statement 5 Contingent Liabilities. The after-tax effect of this charge is $16,827,000. The remaining balance of $769,000 represents the interest to be recognized over the payment term. The principal amount is recorded in accrued charges and long-term liabilities on the balance sheet.

INTEREST INCOME AND EXPENSE

Interest income was earned on our cash, cash equivalents, and short-term investments and interest expense related primarily to interest incurred on various transactions occurring throughout the year. Net interest income was $8.4 million, $11.6 million, and $6.7 million in fiscal 2002, 2001, and 2000, respectively. The decrease during fiscal 2002 was the result of a decrease in the average effective interest rates earned on investments offset by an increase in the average size of the investment portfolio. This decrease was amplified by the impact of unfavorable exchange rate fluctuations. The increase in fiscal 2001 was the result of an increase in the average size of the investment portfolio, and an increase in the average effective interest rates earned on investments. This increase was offset slightly by the impact of unfavorable exchange rate fluctuations.

TAX EXPENSE

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In fiscal 2002, we recorded an income tax provision of $8.8 million on $28.2 million of pre-tax income, representing an effective income tax rate of 31%. In fiscal 2001, we recorded an income tax provision of $27.1 million on $91.3 million of pre-tax income, representing an effective income tax rate of 30%. In fiscal 2000, we recorded an income tax provision of $22.9 million on $81.7 million of pre-tax income. This tax expense represented an effective income tax rate of 28% for the year.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2002, we held $314.5 million in cash, cash equivalents, and short-term investments, an increase of $80.0 million from February 28, 2001. This increase was a result of both operating profits for the year of $19.8 million and a substantial decrease in accounts receivable as we increased our billing and collection efforts. In addition, we have arranged an unsecured credit facility that includes an operating line and foreign exchange conversion facilities. The operating line permits us to borrow funds or issue letters of credit or guarantee up to Cdn$15.0 (U.S.$9.3) million, subject to certain covenants. As of February 28, 2002 and 2001, there were no direct borrowings under this operating line. As discussed further below, we have foreign exchange conversion facilities that allow us to hold foreign exchange contracts of approximately Cdn$130.0 (U.S.$81.0) million outstanding at any one time.

As of February 28, 2002, we had a total of $9.1 million of long-term liabilities, an increase of $7.6 million from February 28, 2001. The increase was the result of the long-term portion of the patent litigation settlement. As of February 28, 2002, working capital was $227.6 million, an increase of $29.9 million from February 28, 2001, primarily because of higher levels of cash, cash equivalents, and short-term investments which were partially offset by a decrease in accounts receivable and increases in accrued charges and deferred revenue. During fiscal 2002 we used $29.0 million in cash for share repurchases and $2.2 million for acquisitions.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization. Annual payments on these leases are approximately $16.0 million. These amounts are disclosed in Note 6 of the Notes to the Consolidated Financial Statements.

Cash provided by operating activities (after changes in non-cash working capital items) for fiscal 2002 was $103.7 million, an increase of $4.7 million compared to the prior fiscal year. This fluctuation was due to a net decrease in non-cash working capital items as compared to fiscal 2001. This was offset by a decrease in net income after adjustments for depreciation, amortization, and other non-cash items.

Cash used in investing activities was $20.0 million for fiscal 2002, a decrease in investment of $99.2 million compared to the prior fiscal year. The majority of the fluctuation stems from a decrease in net investment in short-term investments and decreases in fixed asset additions and acquisition costs. In fiscal 2002, we spent $5.2 million related to the activity in short-term investments compared to $56.6 million (both net of maturities) in fiscal 2001. In addition, we spent $2.2 million in fiscal 2002 on acquisitions, compared to $11.4 million in fiscal 2001. (See Note 5 of the Notes to the Consolidated Financial Statements.) The decrease in fixed asset additions was primarily the result of the construction, during fiscal 2001, of a second building on the site of our corporate headquarters in Ottawa and a reduction in spending in fiscal 2002 due to the weakened economic environment prevalent through the majority of the year. We invested approximately $17.8 million during fiscal 2001 in the expansion of our headquarters. This headquarter expansion was substantially complete in December 2000 and the building was fully occupied by the end of fiscal 2001. No costs relating to the construction of our headquarters were incurred in fiscal 2002.

Cash used in financing activities was $5.1 million for fiscal 2002, compared to cash provided of $4.5 million for financing activities during fiscal 2001. Our financing activities for both fiscal years involved the repurchase of our own shares in the open market, and the issuance of shares pursuant to our stock purchase plan and the exercise of stock options. Relating to financing activities, we issued 1,436,000 common shares for consideration of $15.1 million during fiscal 2002, compared to 1,889,000 common shares for consideration of $20.6 million during fiscal 2001. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors. During fiscal 2002 we repurchased 1,616,000 shares at a cost of $29.0 million, compared to 580,000 shares at a cost of $14.0 million in fiscal 2001.

The share repurchases made in the past two fiscal years were part of distinct open market share repurchase programs through the Nasdaq National Market. The share repurchases made in fiscal 2002 were part of two open market share repurchase programs. The program adopted in October 2000 expired on October 8, 2001. Under this program we repurchased 1,344,500 of our shares for $24.9 million including repurchases of 816,000 shares for $12.9 million in fiscal 2002; all repurchased shares were cancelled. In October 2001, we adopted a new program that enables us to purchase up to 4,400,943 common shares (not more than 5% of those issued and outstanding) between October 9, 2001 and October 8, 2002. Under the current program we have repurchased 800,257 shares for $16.1 million during fiscal 2002; all repurchased shares were cancelled. This program does not commit us to make any share repurchases. Purchases will be made on the Nasdaq National Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. All repurchased shares will be cancelled. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary. (See Note 10 of the Notes to the Consolidated Financial Statements.)

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. Typically these contracts are between the United States dollar, the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of February 28, 2002, we had foreign exchange forward contracts, with maturity dates ranging from March 28, 2002 to July 25, 2002, to exchange various foreign currencies in the amount of $18.7 million.

We have never declared or paid any cash dividends on our common shares. Our current policy is to retain our earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in Cognos.

We believe that our current cash, cash equivalents, and short-term investments balance and funds generated from operations, if any, will be adequate to finance operations and meet any capital requirements through fiscal 2003.

Inflation has not had a significant impact on our results of operations.

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

The new euro currency was introduced in stages over the course of a 3 year transition period. We believe the transition to the euro will have limited longer-term implications on our business. We have taken steps in the transition to the euro in the area of our internal processes and systems through identifying, modifying, and testing these processes and systems to handle transactions and reporting requirements involving the euro in accordance with the regulations. Our financial application systems represent the most significant internal systems that are affected by the transition to the euro. We earlier upgraded these systems to a version that enables us, together with certain process changes and modifications provided by the application vendor to their supported customers, to handle the initial requirements for transactions involving the euro. In the first quarter of fiscal 2002 we reassessed the need to further upgrade our financial applications system to handle the full requirements of the euro. We have experienced no significant impact and believe our current procedures and the modifications which have been made to the financial application system are adequate to handle the adoption of the euro, however, we continue to identify and, where necessary, modify our systems and processes in order to handle the various stages of the euro implementation. We are continuing to monitor our pricing in Europe, giving consideration to the transition to the euro.

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

Further discussion of our investment and foreign exchange policies can be found in Notes 1 and 8 of the Notes to the Consolidated Financial Statements.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. The amount of our long-term debt is immaterial. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the fiscal year ending February 28, 2002, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

FOREIGN CURRENCY RISK

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar, the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of February 28, 2002, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

We make certain statements in this report that constitute forward-looking statements. These statements include, but are not limited to, statements relating to our expectations concerning future revenues and earnings, including future rates of growth, from the licensing of our business intelligence and application development products and related product support and services, and relating to the sufficiency of capital to meet our working capital and capital expenditure requirements. Forward-looking statements are neither promises nor guarantees, and are subject to risks and uncertainties that may cause future results to differ materially from those stated in the forward-looking statements. There can be no guarantee that future results will turn out as expected. Factors that may cause such differences include, but are not limited to, the factors discussed below. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also adversely affect our business operations. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations or events, conditions, or circumstances on which any such statement may be based.

RISKS RELATED TO OUR BUSINESS

Our revenue may not continue to grow at historical rates.

Although we have experienced significant license revenue growth with respect to our business intelligence products over the past few fiscal years, we cannot assure you that we will continue to grow. If we do grow, we cannot assure you that we will be able to maintain the historical rate or extent of such growth in the future. Our growth rate may be affected by global economic conditions generally, and the current economic slowdown, in particular.

Our quarterly and annual operating results are subject to fluctuations, which may cause our stock price to fluctuate or decline.

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern to continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the next fiscal year. Our quarterly operating results may be adversely affected by a wide variety of factors, including:

  . our ability to maintain revenue growth at current levels or anticipate a decline in revenue from any of our products;

  .  the impact of global economic conditions on the sales cycle;

  .  our ability to obtain and close large enterprise transactions;

  . changes in product mix and our ability to anticipate changes in shipment patterns;

  . our ability to identify and develop new technologies and to commercialize those technologies into new products;

  . our ability to accurately select appropriate business models and strategies;

  . our ability to make appropriate decisions which will position us to achieve further growth;

  . our ability to identify, hire, train, motivate, and retain highly qualified personnel, and to achieve targeted productivity levels;

  . our ability to identify, develop, deliver, and introduce in a timely manner new and enhanced versions of our products which anticipate market demand and address customer needs;

  . market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

  .  timing of new product announcements;

  .  our ability to establish and maintain a competitive advantage;

  . changes in our pricing policies or those of our competitors and other competitive pressures on selling prices;

  . size, timing, and execution of customer orders and shipments, including delays, deferrals, or cancellations of customer orders;

  . number and significance of product enhancements and new product and technology announcements by our competitors;

  . our reliance on third-party distribution channels as part of our sales and marketing strategy;

  . the timing and provision of pricing protections and exchanges from certain distributors;

  . changes in foreign currency exchange rates and issues relating to the conversion to the euro; and

  .  our ability to enforce our intellectual property rights.

These fluctuations could materially adversely affect our share price and our business, results of operations, and financial condition.

Our ability to adjust our expenses in the near term is limited, which could cause our profits to decrease.

In recent fiscal years, we have experienced an increase in our operating expenses as a result of decisions to invest in our sales channels, technical support, and research and development organizations. As a result of current economic conditions discretionary spending levels will be tempered; however, we will continue to selectively incur expenditures in areas that we view as strengthening our position in the marketplace. We base our operating expense budgets on expected revenue trends that are more difficult to predict in periods of economic uncertainty. If we do not meet revenue goals, we may not be able to meet reduced operating expense levels. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the price of our common shares may fall.

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which would reduce our revenues.

Our customers typically invest substantial time, money, and other resources when deciding to license our software products, in particular in situations where we are making large enterprise-wide sales. As a result, we may wait many months after our first contact with a customer while that customer seeks internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size or timing of the order or even cause it to be canceled. For example, purchasing decisions may be postponed, or large purchases reduced, by periods of economic uncertainty, our competitors may introduce new products or the customer's own budget and purchasing priorities may change. The time required for implementation of our product varies among our customers and may last several months, depending on our customer's needs. It may be difficult to install our products if the customer has complicated operation requirements, such as integrating databases, hardware, and software from different vendors. Also, if a customer hires a third-party to install our products, we cannot be sure that our products will be installed successfully.

We rely, in part, on partners and other distribution channels to market and distribute our products, and any failure of these parties to do so could significantly harm our ability to expand our customer base, which would adversely affect our growth strategy.

Our sales and marketing strategy includes multi-tiered channels of third-party distributors, resellers, and original equipment manufacturers. We have developed a number of these relationships and intend to continue to develop new channel partner relationships. Our inability to attract effective channel partners, or these partners' inability to penetrate their respective market segments, or the loss of any of our channel partners as a result of competitive products offered by other companies or products developed internally by these channel partners or otherwise, could harm our ability to expand our customer base and, as a result, could cause our business to grow more slowly than forecasted or could result in additional, unanticipated expenses.

If we do not protect our intellectual property, we may not be competitive.

Our success depends in part on our ability to protect our proprietary rights in our intellectual property. We rely on certain intellectual property protections, including contractual provisions, patents, copyright, trademark and trade secret laws, to preserve our intellectual property rights. Despite our precautions, it may be possible for third-parties to obtain and use our intellectual property without our authorization. Policing unauthorized use of intellectual property is difficult and some foreign laws do not protect proprietary rights to the same extent as Canada or the United States.

To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses and materially disrupt the conduct of our business.

Intellectual property claims could be time consuming and costly to defend against, and, if we are unsuccessful, our ability to use intellectual property in the future could be limited or we may have to pay damages.

We may become increasingly subject to claims by third-parties that our technology infringes their proprietary rights due to the growth of software products in our target markets and the overlap in functionality of these products. Regardless of their merit, any such claims could:

  .  be time consuming;

  .  be expensive to defend;

  .  divert management's attention and focus away from the business;

  .  cause product shipment delays; and

  .  require us to enter into costly royalty or licensing agreements.

On May 5, 2000, an action was filed in the United States District Court for the Northern District of California against us by Business Objects S.A., for alleged patent infringement. The complaint alleged that our Impromptu product infringes Business Objects' United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects" (the "'403 Patent"). Although we have denied and continue to deny all claims asserted in the action, on May 24, 2002, subsequent to the balance sheet date, we reached an agreement to settle that action. Under the terms of the settlement agreement between ourselves and Business Objects, Business Objects has agreed to release us for any infringement of the '403 Patent (and any amendments or related patents) and to effect that release, has granted us a license under the '403 Patent for the term of that patent or any amendments or related patents. Both parties also agreed to release the other from all claims, liabilities, costs or expenses that either party hold against the other, on account of actions taken prior to the effective date. The parties have also entered into a covenant not to sue or assert any claim against the other for infringement of any patents for a period of 5 years from the effective date. As consideration for the settlement agreement, the Corporation has agreed to pay Business Objects the sum of $24,000,000 in the following installments: $10,000,000 on or before June 10, 2002, and $1,750,000 every quarter for the next eight quarters commencing on July 1, 2002.

The loss of our rights to use software licensed to us by third-parties could significantly increase our operating expenses by forcing us to seek alternative technology and adversely affect our ability to compete.

In order to provide a complete business intelligence solution, we license certain technologies used in our products from third-parties, generally on a non-exclusive basis. The termination of such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could delay our ability to ship certain of our products while we seek to implement alternative technology offered by other sources. In addition, alternative technology may not be available on commercially reasonable terms. In the future, it may be necessary or desirable to obtain other third-party technology licenses relating to one or more of our products or relating to current or future technologies to enhance our product offerings. We cannot assure you that we will be able to obtain licensing rights to the needed technology on commercially reasonable terms, if at all.

We face significant operational and financial risks associated with our international operations.

We derive a significant portion of our total revenues from international sales. International sales are subject to significant risks, including:

  . unexpected changes in legal and regulatory requirements and policy changes affecting our markets;

  .  changes in tariffs and other trade barriers;

  .  fluctuations in currency exchange rates;

  .  political and economic instability;

  . longer payment cycles and other difficulties in accounts receivable collection;

  .  difficulties in managing distributors and representatives;

  .  difficulties in staffing and managing foreign operations;

  .  difficulties in protecting our intellectual property; and

  .  potentially adverse tax consequences.

Each of these factors could materially impact our international operations and adversely affect our business as a whole.

Pursuing, completing, and integrating recent and potential acquisitions could divert management's attention and financial resources and may not produce the desired business results.

In the past we have made acquisitions of products and businesses. In the future, we may engage in additional selective acquisitions of other products or businesses that we believe are complementary to ours. We cannot assure you that we will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition, or successfully integrate any acquired product or business into our operations. Further, acquisitions may involve a number of special risks, including:

  .  diversion of management's attention;

  .  disruption to our ongoing business;

  .  failure to retain key acquired personnel;

  . difficulties in assimilating acquired operations, technologies, products, and personnel;

  .  unanticipated expenses, events, or circumstances;

  .  assumption of legal and other undisclosed liabilities; and

  . the risk that we will not be able to value the acquired in-process research and development appropriately.

If we do not successfully address these risks or any other problems encountered in connection with an acquisition, the acquisition could have a material adverse effect on our business, results of operations, and financial condition. Problems with an acquired business could have a material adverse effect on our performance as a whole. In addition, if we proceed with an acquisition, our available cash may be used to complete the transaction, or shares may be issued which could cause a dilution to existing shareholders.

Failure to manage our growth may impact our operating results.

We expect to continue to grow our business. The expansion of our business and customer base has placed, and will continue to place, increased demands on our management, operating systems, internal controls, and financial resources. If not managed effectively, these increased demands may adversely affect the services we provide to our existing clients. In addition, our personnel, systems, procedures, and controls may be inadequate to support our future operations. Consequently, in order to manage our growth effectively, we may be required to increase expenditures to expand, train, and manage our employee base, improve our management, financial, and information systems and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing our growth.

If our product contains material defects, our ability to attract and retain customers may be harmed.

Our software products are complex and may contain errors or defects, particularly when first introduced, when new versions or enhancements are released, or when configured to individual customer computing systems. We currently have known errors and defects in our products. Despite testing conducted by us, additional defects and errors found in current versions, new versions, or enhancements of our products after commencement of commercial shipment could result in the loss of revenues or a delay in market acceptance. The occurrence of any of these events could cause us to lose customers or require us to pay damages to existing customers and, therefore, could seriously harm our business, operating results, and financial condition.

If a successful product liability claim were made against us, our business would be seriously harmed.

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Despite this, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. We have not experienced any product liability claims to date. However, the sale and support of our products may entail the risk of such claims, which are likely to be substantial in light of the use of our products in business-critical applications. A successful product liability claim could result in significant monetary liability and could seriously disrupt our business.

Currency fluctuations may adversely affect us.

A substantial portion of our revenues are earned in currencies other than U.S. dollars, and, similarly, a substantial portion of our operating expenses are incurred in currencies other than U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and other currencies, such as the Canadian dollar and the euro, may have a material adverse effect on our business, financial condition, and operating results. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries, typically between the United States dollar, the euro, the British pound, the German mark, and the Australian dollar.

Our executive management and other key personnel are essential to our business, and if we are not able to recruit and retain qualified personnel, our ability to develop, market, and support our products and services could be harmed.

We depend on the services of our key technical and management personnel. The loss of the services of any of these persons could have a material adverse effect on our business, results of operations, and financial condition. Our success is highly dependent on our continuing ability to identify, hire, train, motivate, and retain highly qualified management, technical, sales, and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to attract, assimilate, or retain highly qualified technical and managerial personnel in the future. Our inability to attract and retain the necessary management, technical, sales, and marketing personnel may adversely affect our future growth and profitability.

RISKS RELATED TO OUR INDUSTRY

We face intense competition and, if we fail to compete successfully, our business could be seriously harmed and our revenues could grow more slowly than expected.

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. Some of our competitors have been in business longer than we have and have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. We expect our existing competitors and potentially new competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitiveness could have a material adverse effect on our business, results of operations, and financial condition.

If we do not respond effectively and on a timely basis to rapid technological change, our products and services may become obsolete and we could lose customers.

The markets for our products are characterized by:

  .  rapid and significant technological change;

  .  frequent new product introductions and enhancements;

  .  changing customer demands; and

  .  evolving industry standards.

We cannot assure you that our products will remain competitive; respond to market demands, developments, and new industry standards; and not become obsolete. If we are unable to identify a shift in the market demand quickly enough, we may not be able to develop products to meet those new demands, or bring them to market in a timely way. In addition, failure to respond successfully to technological change may harm our ability to attract and retain customers.

RISKS RELATED TO EXTERNAL CONDITIONS

Our stock price will fluctuate.

The market price of our common shares may be volatile and could be subject to wide fluctuations due to a number of factors, including:

  .  actual or anticipated fluctuations in our results of operations;

  . announcements of technological innovations or new products by us or our competitors;

  . changes in estimates of our future results of operations by securities analysts;

  . general industry changes in the business intelligence tools or solutions markets; or

  . other events or factors, including the announcement of our settlement of the patent litigation matter with Business Objects.

In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high-technology companies and that often have been unrelated to the operating performance of these companies. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may adversely affect the market price of our common shares. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Similar litigation may occur in the future with respect to us, which could result in substantial costs, divert management's attention and other company resources, and have a material adverse effect upon our business, results of operations, and financial condition.

QUARTERLY RESULTS

The following table sets out selected unaudited consolidated financial information for each quarter in fiscal 2002 and fiscal 2001.

On April 6, 2000 our Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000 to stockholders of record at the close of business on April 20, 2000. All historic consolidated results have been restated for the split.

                                      Fiscal 2001                         Fiscal 2002
                          ----------------------------------- ------------------------------------
                           First    Second   Third    Fourth   First     Second   Third    Fourth
                          Quarter  Quarter  Quarter  Quarter  Quarter   Quarter  Quarter  Quarter
                          -------- -------- -------- -------- --------  -------- -------- --------
                                       ($000s, except per share amounts, U.S. GAAP)
Revenue.................  $108,698 $118,213 $124,638 $144,103 $108,016  $116,313 $124,181 $142,792
                          -------- -------- -------- -------- --------  -------- -------- --------
Operating expenses
 Cost of product
  license...............     1,729    1,713    1,925    1,948    1,106       962      847      694
 Cost of product
  support...............     4,274    4,071    4,551    4,924    4,294     3,862    3,825    4,595
 Selling, general, and
  administrative........    72,625   75,931   81,339   90,640   88,873    85,311   84,943   84,149
 Research and
  development...........    15,854   16,507   16,854   18,049   19,422    18,423   17,579   19,190
 Acquired in-process
  technology............        --       --    3,000       --       --        --       --       --
 Special charges........        --       --       --       --   12,798        --       --   20,642
                          -------- -------- -------- -------- --------  -------- -------- --------
Total operating
 expenses...............    94,482   98,222  107,669  115,561  126,493   108,558  107,194  129,270
                          -------- -------- -------- -------- --------  -------- -------- --------
Operating income (loss).  $ 14,216 $ 19,991 $ 16,969 $ 28,542 $(18,477) $  7,755 $ 16,987 $ 13,522
                          ======== ======== ======== ======== ========  ======== ======== ========
Net income (loss).......  $ 11,984 $ 16,511 $ 13,627 $ 22,138 $(11,102) $  7,104 $ 13,286 $ 10,120
                          ======== ======== ======== ======== ========  ======== ======== ========
Net income (loss) per
 share
 Basic..................     $0.14    $0.19    $0.15    $0.25   $(0.13)    $0.08    $0.15    $0.12
                          ======== ======== ======== ======== ========  ======== ======== ========
 Diluted*...............     $0.13    $0.18    $0.15    $0.24   $(0.13)    $0.08    $0.15    $0.11
                          ======== ======== ======== ======== ========  ======== ======== ========

* For the first quarter of fiscal year 2002 the effect of converting stock options was anti-dilutive as a result of net losses.

Our sales cycle may span nine months or more, depending on factors such as the size of the transaction, the product involved, the length of the customer relationship, the timing of our new product introductions and product introductions by others, the level of sales management activity, and general economic conditions. Delays in closing product licensing transactions at or near the end of any quarter may have a materially adverse effect on the financial results for that quarter. While we take steps to minimize the impact of such delays, there can be no assurance that such delays will not occur. (See Certain Factors That May Affect Future Results).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, reference is made to page 31 of this form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and to page 55 of this form 10-K, Note 8 of the Notes to the Consolidated Financial Statements, Item
8, Financial Statements and Supplementary Data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The Corporation's management is responsible for preparing the accompanying consolidated financial statements in conformity with United States generally accepted accounting principles. In preparing these consolidated financial statements, management selects appropriate accounting policies and uses its judgment and best estimates to report events and transactions as they occur. Management has determined such amounts on a reasonable basis in order to ensure that the financial statements are presented fairly, in all material respects. Financial data included throughout this Annual Report is prepared on a basis consistent with that of the financial statements.

The Corporation maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded and that transactions are executed and recorded in accordance with the Corporation's policies for doing business. This system is supported by written policies and procedures for key business activities; the hiring of qualified, competent staff; and by a continuous planning and monitoring program.

Ernst & Young LLP, the independent auditors appointed by the stockholders, have been engaged to conduct an examination of the consolidated financial statements in accordance with generally accepted auditing standards, and have expressed their opinion on these statements. During the course of their audit, Ernst & Young LLP reviewed the Corporation's system of internal controls to the extent necessary to render their opinion on the consolidated financial statements.

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and internal control, and is ultimately responsible for reviewing and approving the consolidated financial statements. The Board carries out this responsibility principally through its Audit Committee; all members are outside Directors. The Committee meets four times annually to review audited and unaudited financial information prior to its public release. The Committee also considers, for review by the Board of Directors and approval by the stockholders, the engagement or reappointment of the external auditors. Ernst & Young LLP has full and free access to the Audit Committee.

Management acknowledges its responsibility to provide financial information that is representative of the Corporation's operations, is consistent and reliable, and is relevant for the informed evaluation of the Corporation's activities.

/s/ James M. Tory           /s/ Ron Zambonini            /s/ Tom Manley

James M. Tory              Ron Zambonini               Tom Manley
Chairman                   President and               Senior Vice President,
                           Chief Executive Officer     Finance &
                                                       Administration, and
                                                       Chief Financial
                                                       Officer

March 28, 2002 (except note 14,
as to which the date is
May 24, 2002)

AUDITORS' REPORT

To the Board of Directors and Stockholders of Cognos Incorporated:

We have audited the consolidated balance sheets of Cognos Incorporated as at February 28, 2002 and February 28, 2001 and the consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended February 28, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at February 28, 2002 and February 28, 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2002, in accordance with United States generally accepted accounting principles.

On March 28, 2002 (except note 14, as to which the date is May 24, 2002), we reported separately to the Board of Directors and Stockholders of Cognos Incorporated on financial statements for the same periods, prepared in accordance with Canadian generally accepted accounting principles.

                                       /s/ Ernst & Young LLP

Ottawa, Canada                         Ernst & Young LLP
March 28, 2002 (except                 Chartered Accountants
note 14, as to which the
date is May 24, 2002)

                       CONSOLIDATED STATEMENTS OF INCOME

                   (US$000s except share amounts, U.S. GAAP)

                                                       Years Ended the Last Day
                                                             of February,
                                                      ----------------------------
                                                 Note   2002      2001      2000
                                                 ---- --------  --------  --------
Revenue
 Product license.............................         $228,255  $262,766  $203,299
 Product support.............................          175,636   147,589   118,061
 Services....................................           87,411    85,297    64,280
                                                      --------  --------  --------
Total revenue................................          491,302   495,652   385,640
                                                      --------  --------  --------
Operating expenses
 Cost of product license.....................            3,609     7,315     5,235
 Cost of product support.....................           16,576    17,820    13,758
 Selling, general, and administrative........          343,276   320,535   238,147
 Research and development....................           74,614    67,264    53,548
 Acquired in-process technology..............   5           --     3,000        --
 Special charges.............................   7,14    33,440        --        --
                                                      --------  --------  --------
Total operating expenses.....................          471,515   415,934   310,688
                                                      --------  --------  --------
Operating income.............................           19,787    79,718    74,952
Interest expense.............................             (540)     (786)     (718)
Interest income..............................            8,922    12,386     7,454
                                                      --------  --------  --------
Income before taxes..........................           28,169    91,318    81,688
Income tax provision.........................   9        8,761    27,058    22,873
                                                      --------  --------  --------
Net income...................................         $ 19,408  $ 64,260  $ 58,815
                                                      ========  ========  ========
Net income per share.........................  10
 Basic.......................................            $0.22     $0.74     $0.68
                                                      ========  ========  ========
 Diluted.....................................            $0.21     $0.70     $0.67
                                                      ========  ========  ========
Weighted average number of shares (000s).....  10
 Basic.......................................           87,807    87,324    85,972
                                                      ========  ========  ========
 Diluted.....................................           90,461    91,973    88,100
                                                      ========  ========  ========

                            (See accompanying notes)

                          CONSOLIDATED BALANCE SHEETS

                              (US$000s, U.S. GAAP)

                                                       February 28, February 28,
                                                Note       2002         2001
                                              -------- ------------ ------------
Assets
Current assets
 Cash and cash equivalents...................        8   $192,900     $115,293
 Short-term investments......................        8    121,629      119,265
 Accounts receivable.........................        2    114,059      146,867
 Inventories.................................                 537          730
 Prepaid expenses............................               6,765        8,648
 Deferred tax assets.........................               6,404           --
                                                         --------     --------
                                                          442,294      390,803
Fixed assets.................................        3     59,008       74,208
Other assets.................................        4     20,850       30,581
                                                         --------     --------
                                                         $522,152     $495,592
                                                         ========     ========
Liabilities
Current liabilities
 Accounts payable............................            $ 26,387     $ 28,256
 Accrued charges.............................    7, 14     34,210       21,830
 Salaries, commissions, and related items....        7     37,453       28,822
 Income taxes payable........................        9      6,167       17,548
 Deferred revenue............................             110,504       96,674
                                                         --------     --------
                                                          214,721      193,130
Long-term liabilities........................    5, 14      9,131        1,539
Deferred income taxes........................        9      3,127       10,394
                                                         --------     --------
                                                          226,979      205,063
                                                         --------     --------
Commitments and Contingencies................ 5, 6, 14
Stockholders' Equity
Capital stock
 Common shares
  (2002 - 87,997,220; 2001 - 87,885,161)            10    151,637      134,791
Retained earnings............................             158,762      165,755
Accumulated other comprehensive income.......             (15,226)     (10,017)
                                                         --------     --------
                                                          295,173      290,529
                                                         --------     --------
                                                         $522,152     $495,592
                                                         ========     ========

                            (See accompanying notes)

On behalf of the Board:

         /s/ Douglas C. Cameron                    /s/ James M. Tory
      Douglas C. Cameron, Director              James M. Tory, Chairman

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   (US$000s except share amounts, U.S. GAAP)

                                                         Accumulated
                             Common Stock                   Other
                            ----------------  Retained  Comprehensive
                            Shares   Amount   Earnings     Income      Total
                            ------  --------  --------  ------------- --------
                            (000s)
Balances, February 28,
 1999...................... 86,362  $ 88,579  $ 79,341    $ (8,712)   $159,208
Issuance of stock
 Stock option plans........  1,973    15,420                            15,420
 Stock purchase plans......    120     1,095                             1,095
 Amortization of deferred
  stock-based compensation.              693                               693
Repurchase of shares....... (2,286)   (2,458)  (23,555)                (26,013)
Income tax effect related
 to stock options..........              894                               894
                            ------  --------  --------    --------    --------
                            86,169   104,223    55,786      (8,712)    151,297
                            ------  --------  --------    --------    --------
Net income.................                     58,815                  58,815
Other comprehensive income
 Foreign currency
 translation adjustments...                                  2,479       2,479
                                              --------    --------    --------
Comprehensive income.......                     58,815       2,479      61,294
                            ------  --------  --------    --------    --------
Balances, February 29,
 2000...................... 86,169  $104,223  $114,601    $ (6,233)   $212,591
                            ------  --------  --------    --------    --------
Issuance of stock
 Stock option plans........  1,816    18,574                            18,574
 Stock purchase plans......     73     2,018                             2,018
 Business acquisitions.....    253     9,070                             9,070
 Deferred stock-based
  compensation.............    (65)   (2,656)                           (2,656)
 Amortization of deferred
  stock-based compensation.    219     1,233                             1,233
Repurchase of shares.......   (580)     (881)  (13,106)                (13,987)
Income tax effect related
 to stock options..........            3,210                             3,210
                            ------  --------  --------    --------    --------
                            87,885   134,791   101,495      (6,233)    230,053
                            ------  --------  --------    --------    --------
Net income.................                     64,260                  64,260
Other comprehensive income
 Foreign currency
 translation adjustments...                                 (3,784)     (3,784)
                                              --------    --------    --------
Comprehensive income.......                     64,260      (3,784)     60,476
                            ------  --------  --------    --------    --------
Balances, February 28,
 2001...................... 87,885  $134,791  $165,755    $(10,017)   $290,529
                            ------  --------  --------    --------    --------
Issuance of stock
 Stock option plans........  1,279    12,742                            12,742
 Stock purchase plans......    157     2,337                             2,337
 Amortization of deferred
  stock-based compensation.    292     3,341                             3,341
Repurchase of shares....... (1,616)   (2,638)  (26,401)                (29,039)
Income tax effect related
 to stock options..........            1,064                             1,064
                            ------  --------  --------    --------    --------
                            87,997   151,637   139,354     (10,017)    280,974
                            ------  --------  --------    --------    --------
Net income.................                     19,408                  19,408
Other comprehensive income
 Foreign currency
 translation adjustments...                                 (5,209)     (5,209)
                                              --------    --------    --------
Comprehensive income.......                     19,408      (5,209)     14,199
                            ------  --------  --------    --------    --------
Balances, February 28,
 2002...................... 87,997  $151,637  $158,762    $(15,226)   $295,173
                            ======  ========  ========    ========    ========

                            (See accompanying notes)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (US$000s, U.S. GAAP)

                                                   Years Ended the Last Day
                                                         of February
                                                  ----------------------------
                                                    2002      2001      2000
                                                  --------  --------  --------
Cash provided by (used in) operating activities
 Net income...................................... $ 19,408  $ 64,260  $ 58,815
 Non-cash items
  Depreciation and amortization..................   31,031    23,657    17,546
  Amortization of deferred stock-based
   compensation..................................    3,341     1,233       693
  Amortization of other deferred compensation....    4,767     1,809     1,351
  Write-off of acquired in-process technology....       --     3,000        --
  Deferred income taxes..........................  (13,111)   (3,853)    7,165
  Loss on disposal of fixed assets...............    1,114       561       148
                                                  --------  --------  --------
                                                    46,550    90,667    85,718
 Change in non-cash working capital
  Decrease (increase) in accounts receivable.....   29,605   (39,824)  (32,818)
  Decrease in inventories........................      165        37        31
  Decrease (increase) in prepaid expenses........    1,546      (731)   (1,422)
  Increase (decrease) in accounts payable........   (1,052)    4,320     3,930
  Increase in accrued charges....................   13,204     3,145     1,004
  Increase in salaries, commissions, and related
   items.........................................    9,408     5,630     4,394
  Increase (decrease) in income taxes payable....  (11,218)   14,262    (3,993)
  Increase in deferred revenue...................   15,481    21,467    26,374
                                                  --------  --------  --------
                                                   103,689    98,973    83,218
                                                  --------  --------  --------
Cash provided by (used in) investing activities
 Maturity of short-term investments..............  235,743   138,803   138,796
 Purchase of short-term investments.............. (240,974) (195,386) (146,238)
 Additions to fixed assets.......................  (12,588)  (51,963)  (28,096)
 Acquisition costs...............................   (2,193)  (11,377)   (2,146)
 Proceeds from the sale of fixed assets..........       --       759        24
                                                  --------  --------  --------
                                                  (20,012)  (119,164)  (37,660)
                                                  --------  --------  --------
Cash provided by (used in) financing activities
 Issue of common shares..........................   16,143    23,802    17,409
 Repurchase of shares............................  (29,039)  (13,987)  (26,013)
 Increase in (repayment of) long-term debt
  and long-term liabilities......................    7,798    (5,293)     (467)
                                                  --------  --------  --------
                                                    (5,098)     4,522    (9,071)
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........     (972)   (1,473)    2,331
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   77,607   (17,142)   38,818
Cash and cash equivalents, beginning of period...  115,293   132,435    93,617
                                                  --------  --------  --------
Cash and cash equivalents, end of period.........  192,900   115,293   132,435
Short-term investments, end of period............  121,629   119,265    64,284
                                                  --------  --------  --------
Cash, cash equivalents, and short-term
 investments, end of period...................... $314,529  $234,558  $196,719
                                                  ========  ========  ========

                            (See accompanying notes)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies

Nature of Operations

Cognos Incorporated (the "Corporation") is a global provider of business intelligence software solutions. The Corporation develops, markets, and supports an integrated business intelligence solution that allows customers, as well as their partners, customers, and suppliers, to analyze and report data from multiple perspectives. The Corporation markets and supports these solutions both directly and through resellers worldwide.

Basis of Presentation

These consolidated financial statements have been prepared by the Corporation in United States (U.S.) dollars and in accordance with United States generally accepted accounting principles (GAAP), applied on a consistent basis.

Consolidated financial statements prepared in accordance with Canadian GAAP, in U.S. dollars, are made available to all shareholders, and filed with various regulatory authorities.

Basis of Consolidation

These consolidated financial statements include the accounts of the Corporation and its subsidiaries. All subsidiaries are wholly owned. Intercompany transactions and balances have been eliminated.

Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the results for the periods presented. Actual results could differ from these estimates.

Comprehensive Income

Comprehensive Income includes net income and other comprehensive income (OCI). OCI refers to changes in net assets from transactions and other events, and circumstances other than transactions with stockholders. These changes are recorded directly as a separate component of Stockholders' Equity and excluded from net income. The only comprehensive income item for the Corporation relates to foreign currency translation adjustments pertaining to those subsidiaries not using the U.S. dollar as their functional currency net of derivative gains or losses.

Foreign Currency Translation

The financial statements of the parent company and its non-U.S. subsidiaries have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board's (FASB) Statement No. 52, Foreign Currency Translation. The financial statements of the foreign subsidiaries are measured using local currency as the functional currency. All balance sheet amounts have been translated using the exchange rates in effect at the applicable year end. Income statement amounts have been translated using the weighted average exchange rate for the applicable year. The gains and losses resulting from the changes in exchange rates from year to year have been reported as a separate component of Stockholders' Equity. Currency transaction gains and losses are immaterial for all periods presented.

Revenue

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

For contracts with multiple obligations (e.g., deliverable and undeliverable products, support obligations, education, consulting, and other services), the Corporation allocates revenue to each element of the contract based on objective evidence, specific to the Corporation, of the fair value of the element.

Cash, Cash Equivalents, and Short-Term Investments

Cash includes cash equivalents, which are investments that are generally held to maturity and have terms to maturity of three months or less at the time of acquisition. Cash equivalents typically consist of commercial paper, term deposits, banker's acceptances and bearer deposit notes issued by major North American banks, and corporate debt. Cash and cash equivalents are carried at cost, which approximates their fair value.

Short-term investments are investments that are generally held to maturity and have terms greater than three months at the time of acquisition. Short-term investments typically consist of commercial paper and corporate bonds. Short-term investments are carried at cost, which approximates their fair value.

Derivative Financial Instruments

Effective March 1, 2001, the corporation adopted FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and the corresponding amendments under SFAS 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment to SFAS No. 133. SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, are to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income/loss. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in net income/loss when the hedged item affects net income/loss. If the derivative is designated a hedge of net investment in foreign operations, the changes in fair value are reported in OCI as part of the cumulative translation adjustment to the extent that it is effective.

Inventories

Inventories are comprised principally of finished goods and are stated at the lower of cost, on an average cost basis, and net realizable value.

Fixed Assets

Fixed assets are recorded at cost. Computer equipment and software, and the building, are depreciated using the straight line method. Office furniture is depreciated using the diminishing balance method. Building improvements are amortized using the straight line method over the life of the improvement. Leasehold improvements are amortized using the straight line method over either the life of the improvement or the term of the lease, whichever is shorter. Fixed assets are tested for impairment when evidence of a decline in value exists and are adjusted to estimated fair value if the asset is impaired.

Assets leased on terms that transfer substantially all of the benefits and risks of ownership to the Corporation are accounted for as capital leases, as though the asset had been purchased and a liability incurred. All other leases are accounted for as operating leases.

Other Assets

This category includes acquired technology, goodwill, and other deferred compensation associated with various acquisitions, and deferred software development costs.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. Acquired technology is amortized over five years on a straight line basis. The Corporation evaluates the expected future net cash flows of the acquired technology at each reporting date, and adjusts to estimated fair value if the value of the asset is impaired.

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the tangible and intangible net assets acquired. Goodwill resulting from acquisitions prior to June 30, 2001 is amortized over five years on a straight line basis. Goodwill resulting from acquisitions subsequent to June 30, 2001 is not amortized in accordance with the transitional provisions of FASB Statement 142 (see Note 13). The Corporation evaluates the expected future net cash flows of the acquired businesses at each reporting date, and adjusts goodwill for any impairment.

Other deferred compensation includes cash consideration associated with acquisitions made by the Corporation. Other deferred compensation is recorded when its future payment is determinable and is payable contingent upon the continued tenure of the principals of the acquired companies who have become employees of the Corporation. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of purchase price.

Development costs incurred internally in creating computer software to be sold, licensed, or otherwise marketed, are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research costs are expensed as incurred. For costs that are capitalized, the amortization is the greater of the amount calculated using either (i) the ratio that the appropriate product's current gross revenues bear to the total of current and anticipated future gross revenues for that product, or (ii) the straight line method over the remaining economic life of the product. Such amortization is recorded over a period not exceeding three years. The Corporation reassesses whether it has met the relevant criteria for continued deferral and amortization at each reporting date. The Corporation did not capitalize any costs of internally-developed computer software to be sold, licensed or otherwise marketed, and recognized no amortization expense in each of fiscal 2002, 2001, and 2000.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws.

2.Accounts Receivable

Accounts receivable include an allowance for doubtful accounts of $8,808,000 and $11,521,000 as of February 28, 2002 and February 28, 2001, respectively.

3.Fixed Assets

                                  2002                  2001
                         ---------------------- ---------------------
                                   Accumulated           Accumulated
                                   Depreciation          Depreciation Depreciation /
                                       and                   and       Amortization
                           Cost    Amortization  Cost    Amortization      Rate
                         --------- ------------ -------  ------------ --------------
                                ($000s)               ($000s)
Computer equipment and
 software............... $  62,500   $48,496    $72,100    $47,991              33%
Office furniture........    27,819    15,077     27,779     12,538              20%
Building and Leasehold      18,945     7,213     18,182      5,350          Life of
 improvements...........                                              Improvement /
                                                                         Lease Term
Land....................       740        --        775         --               --
Building................    21,897     2,107     22,754      1,503             2.5%
                         ---------   -------    -------    -------
                           131,901   $72,893    141,590    $67,382
                                     =======               =======
                          (72,893)              (67,382)
                         ---------              -------
Net book value.......... $  59,008              $74,208
                         =========              =======

Depreciation and amortization of fixed assets was $23,874,000, $18,475,000, and $13,898,000 in each of fiscal 2002, 2001, and 2000, respectively.

4.Other assets

Other assets as at February 28, 2002, and February 28, 2001, include acquired technology, goodwill, and other deferred compensation, and are disclosed net of amortization.

The Corporation recorded $2,193,000 of goodwill in fiscal 2002, $18,421,000 of goodwill, workforce, and other deferred compensation in fiscal 2001, and $2,352,000 of goodwill and other deferred compensation in fiscal 2000. Amortization of other assets was $11,924,000, $6,991,000, and $4,999,000 in each of fiscal 2002, 2001, and 2000, respectively (see Note 5).

The Corporation did not capitalize any costs of internally-developed computer software to be sold, licensed, or otherwise marketed in each of fiscal 2002, 2001, and 2000, and did not record any amortization.

5.Acquisitions

Fiscal 2002 Acquisitions

On February 28, 2002, the Corporation exercised its option to purchase 50% of the voting shares representing all of the outstanding voting interest in the Corporation's subsidiary in Japan, Teijin Cognos Incorporated (TCI). The Corporation felt that TCI could more gainfully serve the Japanese market as a wholly owned subsidiary. The Corporation has always consolidated the results of TCI as it has had effective control over TCI. The former shareholders of TCI received approximately $2,193,000 in cash upon completion of the purchase. The Corporation will also pay Teijin Limited its accumulated minority interest in TCI of approximately $1,462,000 due March 30, 2002. The Corporation has also agreed to pay additional consideration at each period end for the next 8 quarters, based on the net revenue of TCI. This additional purchase price has not been recorded as it cannot be reasonably estimated. The purchase of TCI did not involve the purchase of any in-process research and development. The acquisition was accounted for using the purchase method. The results of operations of TCI are already consolidated, and thus pro forma information has not been provided.

Total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows: ($000s)

                                                                   Teijin Cognos
                                                                   Incorporated
                                                                   -------------
Assets acquired...................................................    $ 3,712
Liabilities assumed...............................................     (2,250)
                                                                      -------
Net assets acquired...............................................      1,462
Goodwill..........................................................      2,193
                                                                      -------
Purchase price....................................................    $ 3,655
                                                                      =======
Purchase price consideration
 Cash.............................................................      2,193
 Deferred payment.................................................      1,462
                                                                      -------
                                                                      $ 3,655
                                                                      =======

Goodwill recorded as a result of this transaction will not be amortized in accordance with SFAS 142 but will be tested for impairment as of March 1, 2002.

Fiscal 2001 Acquisitions

On June 1, 2000, the Corporation acquired Powerteam OY, the Corporation's distributor in Finland. The agreement stipulated that the shareholders of Powerteam OY would receive approximately $2,258,000 in cash in the two years subsequent to the date of acquisition and could also receive cash payments not to exceed $500,000 over the three years subsequent to the date of acquisition. The Corporation has conditioned a portion of the contingent consideration on the continued tenure of certain employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of purchase price.

On September 21, 2000, the Corporation acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast's Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The agreement stipulated that the shareholders of NoticeCast Software Ltd. would receive approximately $9,000,000 in cash on closing and would receive 148,468 shares of the Corporation's common stock valued at approximately $4,820,000. The shares are being held in escrow by the Corporation and will be released on the second anniversary of the closing of the transaction. An independent appraisal valued the in-process research and development at $3,000,000. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Corporation recorded a special charge of $3,000,000 (or $0.03 per share on a diluted basis) in the third quarter ended November 30, 2000, to write off the in-process technology.

On November 1, 2000, the Corporation completed the acquisition of Johnson & Michaels, Inc. (JAMI), a leading provider of business intelligence consulting services. The agreement stipulated that the shareholders of JAMI would receive total cash consideration of approximately $3,915,000 over three years and 104,230 shares of the Corporation's common stock valued at $4,250,000 over the same period. Approximately $1,406,000 was paid and 39,085 shares were issued on closing; the remaining shares, all of which were issued, were held in escrow by the Corporation and were scheduled to be released on the first (33%), second (33%), and third (34%) anniversaries of the closing of the transaction. The Corporation has conditioned a portion of the overall consideration on the continued tenure of certain employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of purchase price. The deferred shares, valued at $2,656,000, are accounted for as an offset to capital stock.

The scheduled aggregate annual payments for the long-term liabilities related to these acquisitions are $921,000 and $1,539,000 in fiscal 2002 and 2003, respectively. Amounts due within twelve months are included in accrued charges.

The acquisitions have been accounted for using the purchase method. The results of operations of all three acquired companies prior to the acquisitions were not material, and thus pro forma information has not been provided. The results of the acquired companies have been combined with those of the Corporation from the date of the acquisition.

Total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows: ($000s)

                                 Powerteam  NoticeCast     Johnson &
                                    OY     Software Inc. Michaels Inc.  Total
                                 --------- ------------- ------------- -------
Assets acquired
 In-process technology..........  $    --     $ 3,000       $   --     $ 3,000
 Other assets...................    3,906         450          814       5,170
                                  -------     -------       ------     -------
                                    3,906       3,450          814       8,170
Liabilities assumed.............   (2,502)     (1,580)        (922)     (5,004)
                                  -------     -------       ------     -------
Net assets acquired.............    1,404       1,870         (108)      3,166
Goodwill........................      854      11,950        3,545      16,349
                                  -------     -------       ------     -------
Purchase price..................  $ 2,258     $13,820       $3,437     $19,515
                                  =======     =======       ======     =======
Purchase price consideration
 Cash...........................  $   971     $ 9,000       $1,406     $11,377
 Deferred payment...............    1,287          --          437       1,724
 Shares.........................       --       4,820        1,594       6,414
                                  -------     -------       ------     -------
                                   $2,258     $13,820       $3,437     $19,515
                                  =======     =======       ======     =======
Other consideration
 Deferred cash..................       --          --        2,072       2,072

 Deferred shares..................................     --      --  2,656   2,656
                                                   ------ ------- ------ -------
Total consideration............................... $2,258 $13,820 $8,165 $24,243
                                                   ====== ======= ====== =======

Fiscal 2000 Acquisitions

On May 28, 1999, the Corporation completed the acquisition of Information Tools AG, the Corporation's distributor in Switzerland. The agreement stipulated that the shareholders of Information Tools AG were to receive total consideration of approximately $657,000 of which $458,000 was received in cash during fiscal 2000. The remainder of the consideration ($199,000) was payable equally on the first and second anniversaries of the closing of the transaction. An amount not to exceed $500,000 could also be paid in contingent consideration. Of that amount, approximately $235,000 was paid in fiscal 2003 based on 2002 results, approximately $60,000 was paid in fiscal 2002 relating to fiscal 2001 results, and approximately $120,000 was paid in fiscal 2001 relating to fiscal 2000 results. The Corporation has conditioned a portion of the overall consideration on the continued tenure of certain employees. Under generally accepted accounting principles, these amounts are accounted for as compensation rather than as a component of purchase price.

On July 15, 1999, the Corporation completed the purchase of the entire outstanding minority interest in the Corporation's subsidiary in Singapore, Cognos Far East Pte Limited. The former minority shareholders of Cognos Far East Pte Limited received approximately $1,688,000 in cash upon completion of the purchase. No further consideration is due to the former minority shareholders of the subsidiary.

Both acquisitions have been accounted for using the purchase method. The results of operations of both acquired companies prior to the acquisition were not material, and thus pro forma information has not been provided. The results of both acquired companies have been combined with those of the Corporation since their respective dates of acquisition.

Total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows: ($000s)

                                                              Cognos Far
                                                  Information  East Pte
                                                   Tools AG    Limited   Total
                                                  ----------- ---------- ------
Assets acquired..................................   $  683      $   --   $  683
Liabilities assumed..............................     (570)         --     (570)
                                                    ------      ------   ------
Net assets acquired..............................      113          --      113
Goodwill.........................................      544       1,688    2,232
                                                    ------      ------   ------
Purchase price...................................   $  657      $1,688   $2,345
                                                    ======      ======   ======
Purchase price consideration
Cash.............................................      458       1,688    2,146
Deferred payment.................................      199          --      199
                                                    ------      ------   ------
                                                    $  657      $1,688   $2,345
                                                    ======      ======   ======
Other consideration
Deferred cash....................................      415          --      415
                                                    ------      ------   ------
Total consideration..............................   $1,072      $1,688   $2,760
                                                    ======      ======   ======

6.Commitments

Certain of the Corporation's offices, computer equipment, and vehicles are leased under various terms. The annual aggregate lease expense in each of fiscal 2002, 2001, and 2000, was $15,959,000, $14,715,000, and $12,205,000,
respectively.

The aggregate amount of payments for these operating leases, in each of the next five fiscal years and thereafter, is approximately as follows: ($000s)

             2003................................. $12,205
             2004.................................   8,231
             2005.................................   6,347
             2006.................................   4,372
             2007.................................   2,814
             Thereafter...........................   5,441

7.Business Restructuring Charges

In connection with a restructuring plan to align the Corporation's cost structure and operations to the prevailing economic environment, the Corporation recorded in the quarter ended May 31, 2001 a pre-tax business restructuring charge to earnings of $12,798,000. Business restructuring charges primarily relate to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leased premises and related write-downs of leasehold improvements. The remaining accrual is included on the balance sheet as accrued charges and salaries, commissions and related items.

The employee separations impact all functional groups and geographic regions of the Corporation. All employee separations were completed within the fiscal year and substantially all amounts have been paid.

The adjustment of $2,589,000 to the restructuring accrual includes reversals resulting from revisions to prior cost assumptions including: subleases of closed sales offices of $504,000, reversal of employee severance and related costs of $1,306,000, and outplacement costs of $430,000.

The following table displays the status of the restructuring reserve at February 28, 2002: ($000s)

                                                              Other
                                               Employee   Restructuring
                                              Separations     Costs      Total
                                              ----------- ------------- -------
Restructuring charges in Q1 fiscal 2002......   $ 9,660      $ 3,138    $12,798
Cash Payments................................    (7,203)      (1,040)    (8,243)
Asset write-downs............................        --       (1,557)    (1,557)
Adjustments to accrual.......................    (2,306)        (283)    (2,589)
                                                -------      -------    -------
Balance as at February 28, 2002..............   $   151      $   258    $   409
                                                =======      =======    =======

8.Financial Instruments

Foreign Exchange Forward Contracts

The Corporation's policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. The corporation currently utilizes forward contracts to manage foreign currency translation exposure of net investment in foreign operations. As a result, the exchange gains and losses recorded on translation of the subsidiaries financial statements are partially offset by gains and losses attributable to the applicable foreign exchange forward contract. Realized and unrealized gains and losses from these hedges are not included in income but are shown in the cumulative translation adjustment account included in OCI. During the years ended February 28, 2002, 2001, and February 29, 2000, the amount recorded to the cumulative translation adjustment with respect to the forward exchange contracts was a net gain of $973,000, $383,000, and a net loss of $123,000, respectively.

The Corporation has foreign exchange conversion facilities that allow it to hold foreign exchange contracts of Cdn $130,000,000 (US $81,012,000) outstanding at any one time. The Corporation enters into foreign exchange forward contracts with major Canadian chartered banks, and therefore does not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of February 28, 2002, the Corporation had foreign exchange forward contracts, with maturity dates ranging from March 28, 2002 to July 25, 2002, to exchange various foreign currencies in the amount of $18,733,000 (the estimated fair value was $19,124,000). As of February 28, 2001, the Corporation had foreign exchange forward contracts, with maturity dates ranging from March 29, 2001 to July 26, 2001, to exchange various foreign currencies in the amount of $15,173,000 (the estimated fair value was $15,353,000).

Concentration of Credit Risk

The investment of cash is regulated by the Corporation's investment policy, which is periodically reviewed and approved by the Audit Committee of the Board of Directors. The primary objective of the Corporation's investment policy is security of principal. The Corporation manages its investment credit risk through a combination of (i) a selection of securities with an acceptable credit rating; (ii) selection of term to maturity, which in no event exceeds one year in length; and (iii) diversification of debt issuers, both individually and by industry grouping.

Included in cash, cash equivalents, and short-term investments as of February 28, 2002 and February 28, 2001 were corporate debt amounts of $40,000,000 and $44,058,000, respectively. The corporate debt as of February 28, 2002 and February 28, 2001 was with one and three distinct issuers, respectively. These amounts were repaid, in full, at maturity in March of their respective years. All the Corporation's short-term investments as of February 28, 2002 and February 28, 2001 had maturity dates before the end of June of their respective years. The Corporation's cash, cash equivalents, and short-term investments are denominated predominantly in Canadian and U.S. dollars.

The Corporation has an unsecured credit facility, subject to annual renewal, that includes an operating line and foreign exchange conversion facilities. The operating line permits the Corporation to borrow funds or issue letters of credit or guarantee up to an aggregate of Cdn $15,000,000 (US $9,348,000), subject to certain covenants. As of February 28, 2002 and February 28, 2001, there were no direct borrowings under this operating line.

There is no concentration of credit risk related to the Corporation's position in trade accounts receivable. Credit risk, with respect to trade receivables, is minimized because of the Corporation's large customer base and its geographical dispersion (see Note 12).

Fair Value of Financial Instruments

For certain of the Corporation's financial instruments, including accounts receivable, accounts payable, and other accrued charges, the carrying amounts approximate the fair value due to their short maturities. Cash and cash equivalents, short-term investments, long-term debt, and long-term liabilities are carried at cost, which approximates their fair value. Foreign exchange forward contracts are recorded at their estimated fair value.

9.Income Taxes

Details of the income tax provision (recovery) are as follows: ($000s)

                                                       2002     2001     2000
                                                      -------  -------  -------
Current
 Canadian............................................ $11,490  $18,242  $ 4,909
 Foreign.............................................   9,392   12,707    9,943
                                                      -------  -------  -------
                                                       20,882   30,949   14,852
                                                      -------  -------  -------
Deferred
 Canadian............................................ (11,510)  (2,463)   8,201
 Foreign.............................................    (611)  (1,428)    (180)
                                                      -------  -------  -------
                                                      (12,121)  (3,891)   8,021
                                                      -------  -------  -------
Income tax provision................................. $ 8,761  $27,058  $22,873
                                                      =======  =======  =======

The reported income tax provision differs from the amount computed by applying the Canadian rate to income before income taxes. The reasons for this difference and the related tax effects are as follows: ($000s)

                                                    2002      2001      2000
                                                  --------  --------  --------
Expected Canadian tax rate.......................     41.0%     44.0%     44.0%
                                                  ========  ========  ========
Expected tax provision........................... $ 11,549  $ 40,180  $ 35,943
Tax rate differences.............................   (8,626)  (14,603)  (10,422)
Net change in valuation allowance and other
 income tax benefits earned......................   (3,364)   (5,787)   (6,688)
Non-deductible expenses and non-taxable income...    7,288     4,121     2,876
Non-deductible in-process R&D write-off..........       --       900        --
Withholding tax on foreign income................    1,759     1,774     1,179
Other............................................      155       473       (15)
                                                  --------  --------  --------
Reported income tax provision.................... $  8,761  $ 27,058  $ 22,873
                                                  ========  ========  ========

Significant components of the Corporation's deferred tax assets and liabilities as of February 28, 2002 and February 28, 2001 are as follows:
($000s)

                                                       2002      2001       2000
                                                      -------   -------    -------
Deferred tax assets
 Net operating tax loss carryforwards................ $ 3,257   $ 3,822    $ 4,460
 Investment tax credits..............................      --        --      1,404
 Deferred revenue....................................   2,213     2,811      2,490
 Reserves............................................   3,126     2,742      1,663
 Book and tax differences on assets..................   1,155       681        469
 Litigation settlement...............................   6,404        --         --
 Other...............................................     200       (14)        54
                                                      -------   -------    -------
Total deferred tax assets............................  16,355    10,042     10,540
Valuation allowance for deferred tax assets..........  (2,357)   (3,022)    (4,460)
                                                      -------   -------    -------
Net deferred tax assets..............................  13,998     7,020      6,080
                                                      -------   -------    -------
Deferred tax liabilities
 Book and tax differences on assets..................   3,643     8,729      9,489
 Reserves and allowances.............................   5,256     4,760      6,395
 Investment tax credits..............................   1,822     3,925      5,346
                                                      -------   -------    -------
Total deferred tax liabilities.......................  10,721    17,414     21,230
                                                      -------   -------    -------
Net deferred income tax asset (liability)............ $ 3,277  $(10,394)  $(15,150)
                                                      =======   =======    =======

The net change in the total valuation allowance for the years ended February 28, 2002 and February 28, 2001 was a decrease of $665,000 and $1,438,000, respectively.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income in certain legal entities. Although realization is not assured, management believes it is more likely than not that the net amount of the deferred tax asset will be realized. However, this estimate could change in the near term as future taxable income in these certain legal entities changes.

As of February 28, 2002, the Corporation had tax loss carryforwards of approximately $8,884,000 available to reduce future years' income for tax purposes. These losses expire as follows: ($000s)

             2005 - 2011........................... $3,693
             Indefinitely..........................  5,191
                                                    ------
                                                    $8,884
                                                    ======

Income before taxes attributable to all foreign operations was $29,323,000, $45,565,000, and $41,548,000, in each of fiscal 2002, 2001, and 2000, respectively.

The Corporation has provided for foreign withholding taxes on the portion of the undistributed earnings of foreign subsidiaries expected to be remitted.

Income taxes paid were $29,368,000, $13,537,000, and $18,658,000, in each of fiscal 2002, 2001, and 2000, respectively.

10.Stockholders' Equity

Capital Stock

The authorized capital of the Corporation consists of an unlimited number of common shares, without nominal or par value, and an unlimited number of preferred shares, issuable in series. No series of preferred shares has been created or issued.

On April 6, 2000, the Corporation's Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000 to stockholders of record at the close of business on April 20, 2000. Share and per-share amounts have been adjusted retroactively for this split.

Share Repurchase Programs

The share repurchases made in the past three fiscal years were part of distinct open market share repurchase programs through the Nasdaq National Market. The share repurchases made in fiscal 2002 were part of two open market share repurchase programs. The program adopted in October 2000 expired on October 8, 2001. Under this program the Corporation repurchased 1,344,500 of its shares; all repurchased shares were cancelled. In October 2001, the Corporation adopted a new program that will enable it to purchase up to 4,400,943 common shares (not more than 5% of those issued and outstanding) between October 9, 2001 and October 8, 2002. This program does not commit the Corporation to make any share repurchases. Purchases will be made on The Nasdaq National Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. All repurchased shares will be cancelled.

The details of the share repurchases were as follows:

                                         2002           2001           2000
                                    -------------- -------------- --------------
                                    Shares  Cost   Shares  Cost   Shares  Cost
                                    ------ ------- ------ ------- ------ -------
                                    (000s) ($000s) (000s) ($000s) (000s) ($000s)
October 1998 program...............    --       --   --        -- 2,186   24,689
October 1999 program...............    --       --   50     2,041   100    1,324
October 2000 program...............   816   12,945  530    11,946    --       --
October 2001 program...............   800   16,094   --        --    --       --
                                    -----  -------  ---   ------- -----  -------
                                    1,616  $29,039  580   $13,987 2,286  $26,013
                                    =====  =======  ===   ======= =====  =======

The amount paid to acquire the shares over and above the average carrying value has been charged to retained earnings.

Stock Option Plans

As of February 28, 2002, the Corporation had stock options outstanding under two plans: 9,567,000 pertain to the 1997-2002 Stock Option Plan and 987,000 pertain to the 1993-1998 Stock Option Plan.

There were 14,000,000 shares of common stock originally reserved by the Board of Directors for issuance under the Corporation's 1997-2002 Stock Option Plan ("the Plan"), which was approved by the Corporation's shareholders in June 1997 and replaced the 1993-1998 Stock Option Plan. Options may be granted to directors, officers, employees, and consultants at such times and under such terms as established by the Plan. Options may be fully exercisable on the date of grant or may be exercisable in installments. Options will expire not later than 10 years from the date of grant or any shorter period as may be determined. All options are priced at the market price of the Corporation's shares on The Toronto Stock Exchange on the trading day preceding the date of grant. Options were awarded to employees, executive officers and directors in each of April 1998, June 1999, 2000, and 2001. Substantially all options vest equally in April of the next four years after the date of grant and expire in April of the seventh year after the date of grant. There were 3,057,000 options available for grant under the Plan as of February 28, 2002.

Under the 1993-1998 Stock Option Plan, options were awarded to directors, officers, and employees. For the options outstanding as of February 28, 2002, the vesting dates have all passed and the expiry dates range from April 2003 to September 2005. In April 1996, options were awarded to certain key officers under an executive option award. These options vested equally in April 1999, April 2000, and April 2001, and expire in April 2003. All options were priced at the market price of the Corporation's shares on The Toronto Stock Exchange on the trading day preceding the date of grant. The 1993-1998 Stock Option Plan expired on January 1, 1998.

Employee Stock Purchase Plan

This plan was approved by the Corporation's shareholders in July 1993 and was amended on May 19, 1999. The amended plan was approved by the Corporation's shareholders on June 22, 1999, and will terminate on November 30, 2002. Under the plan, 3,000,000 common shares were reserved for issuance. A participant in the Employee Stock Purchase Plan authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation's fiscal quarters ("Purchase Period") and on the first trading day following the end of any Purchase Period these deductions are applied toward the purchase of common shares. The purchase price per share is ninety (90) percent of the lesser of The Toronto Stock Exchange average closing price on (a) the first five trading days of the Purchase Period or (b) the last five trading days of the Purchase Period. All full-time and part-time permanent employees may participate in the plan.

Accounting for Stock Option and Stock Purchase Plans

The Corporation applies APB Opinion 25 in accounting for its stock option and purchase plans. The exercise price of all stock options is equal to the market price of the stock on the trading day preceding the date of grant. Accordingly, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans.

If the fair values of the options granted had been recognized as compensation expense on a straight line basis over the vesting period of the grant (consistent with the method prescribed by FASB Statement No. 123), stock-based compensation costs would have reduced net income by $25,467,000, $20,106,000, and $9,096,000, reduced basic net income per share by $0.29, $0.23, and $0.11, and reduced diluted net income per share by $0.28, $0.22, and $0.10 in fiscal 2002, 2001, and 2000, respectively.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002, 2001, and 2000, respectively: risk-free interest rates of 4.2%, 6.1%, and 5.8%, expected life of the options of 2.9 years, 3.0 years, and 2.8 years, expected volatility of 68%, 54%, and 55%, and for all years, a dividend yield of zero.

Activity in the stock option plans for fiscal 2002, 2001, and 2000 was as follows:

                                   2002              2001              2000
                             ----------------- ----------------- -----------------
                                      Weighted          Weighted          Weighted
                                      Average           Average           Average
                                      Exercise          Exercise          Exercise
                             Options   Price   Options   Price   Options   Price
                             -------  -------- -------  -------- -------  --------
                             (000s)            (000s)            (000s)
Outstanding, beginning of
 year.......................  7,569    $17.81   7,270    $11.17   6,769    $9.72
 Granted....................  4,835     16.71   2,537     34.02   2,772    11.18
 Exercised.................. (1,279)     9.96  (1,816)    10.23  (1,973)    7.81
 Cancelled..................   (571)    20.33    (422)    18.21    (298)   11.73
                             ------            ------            ------
Outstanding, end of year.... 10,554     17.35   7,569     17.81   7,270    11.17
                             ======            ======            ======
Options exercisable at year
 end........................  3,002             1,607             1,234
                             ======            ======            ======
Weighted average per share
 fair value of options
 granted during the year
 calculated using the Black-
 Scholes option pricing
 model......................           $ 7.48            $14.07            $4.59
                                       ======            ======            =====

The following table summarizes significant ranges of outstanding and exercisable options held by directors, officers, and employees as of February 28, 2002:

                              Options Outstanding              Options Exercisable
                   ----------------------------------------- ------------------------
Range of Exercise          Weighted Average Weighted Average         Weighted Average
     Prices        Options  Remaining Life   Exercise Price  Options  Exercise Price
-----------------  ------- ---------------- ---------------- ------- ----------------
                   (000s)      (Years)                       (000s)
     $7.91 -
      $9.51           552        2.2              8.13          536        8.11
     $9.84 -
      $9.98         2,209        4.6              9.87        1,134        9.87
    $10.06 -
      $14.28        1,274        5.2             12.68          556       12.10
    $14.55 -
      $15.83        3,627        7.2             15.62          121       15.62
    $15.84 -
      $18.39          375        7.0             16.90           42       17.43
    $18.69 -
      $28.04          476        7.1             23.01           78       21.80
    $28.07 -
      $44.19        2,041        6.2             32.73          535       32.69
                   ------                                     -----
                   10,554        5.9             17.35        3,002       14.66
                   ======                                     =====

Deferred Stock-based Compensation

The Corporation recorded aggregate deferred stock-based compensation of $0, $2,656,000, and $0 in fiscal 2002, 2001, and 2000, respectively. In each year deferred stock-based compensation was recorded in connection with acquisitions made by the Corporation in which stock was issued to principals of the acquired companies, but held in escrow to be released on condition of continued tenure. Under generally accepted accounting principles, these amounts are accounted for as compensation rather than as a component of purchase price.

Net Income per Share

The dilutive effect of stock options is excluded under the requirements of FASB Statement No. 128 for calculating net income per share, but is included in the calculation of diluted net income per share.

The reconciliation of the numerator and denominator for the calculation of net income per share and diluted net income per share is as follows: (000s, except per-share amounts)

                                                         2002    2001    2000
                                                        ------- ------- -------
Net Income per Share
 Net income............................................ $19,408 $64,260 $58,815
                                                        ======= ======= =======
 Weighted average number of shares outstanding.........  87,807  87,324  85,972
                                                        ======= ======= =======
 Net income per share..................................   $0.22   $0.74   $0.68
                                                        ======= ======= =======
Diluted Net Income per Share
 Net income............................................ $19,408 $64,260 $58,815
                                                        ======= ======= =======
 Weighted average number of shares outstanding.........  87,807  87,324  85,972
 Dilutive effect of stock options* and deferred stock-
  based compensation...................................   2,654   4,649   2,128
                                                        ------- ------- -------
 Adjusted weighted average number of shares
  outstanding..........................................  90,461  91,973  88,100
                                                        ======= ======= =======
 Diluted net income per share.......................... $  0.21 $  0.70 $  0.67
                                                        ======= ======= =======

* All anti-dilutive options have been excluded. The average number of anti-dilutive options was 3,327,000, 557,000, and 1,580,000 for fiscal 2002,
   2001, and 2000, respectively.

11.Pension Plans

The Corporation operates a Retirement Savings Plan for the parent company and also operates various other defined contribution pension plans for its subsidiaries. The Corporation contributes amounts related to the level of employee contributions for both types of plans.

The pension costs in fiscal 2002, 2001, and 2000 were $4,889,000, $4,248,000, and $3,839,000, respectively.

12.Segmented Information

The Corporation operates in one business segment--computer software solutions. This segment engages in business activities from which it earns license, support, and services revenue, and incurs expenses. Within this business segment, the Corporation develops, markets, and supports two complementary lines of software solutions that are designed to satisfy enterprise-wide business-critical needs. The Corporation's business intelligence software solutions allow customers, as well as their partners, customers, and suppliers, to analyze and report data from multiple perspectives. The Corporation's client/server application development tools are designed to increase the productivity of system analysts and developers. Cognos products are distributed both directly and through resellers worldwide.

Revenue is derived from the licensing of software and the provision of related services, which include product support and education, consulting, and other services. The Corporation generally licenses software and provides services subject to terms and conditions consistent with industry standards. Customers may elect to contract with the Corporation for product support, which includes product and documentation enhancements, as well as telephone support, by paying either an annual fee or fees based on usage of support services.

The Corporation operates internationally, with a substantial portion of its business conducted in foreign currencies. Accordingly, the Corporation's results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to the Canadian dollar, to various European currencies, and to a lesser extent, other foreign currencies.

No single customer accounted for 10% or more of the Corporation's revenue during any of the last three fiscal years. In addition, the Corporation is not dependent on any single customer or group of customers, or supplier.

The accounting policies for the segment are the same as those described in the Summary of Significant Accounting Policies. The required financial information for segment profit and segment assets is the same as that presented in the Consolidated Financial Statements. Geographic information is as follows:
($000s)

                                                       2002     2001     2000
                                                     -------- -------- --------
Revenue to external customers*
 U.S.A.............................................. $263,488 $281,907 $204,730
 Canada.............................................   40,979   35,890   30,120
 United Kingdom.....................................   45,759   44,381   44,972
 Europe.............................................  107,278  101,888   77,778
 Asia/Pacific.......................................   33,798   31,586   28,040
                                                     -------- -------- --------
                                                     $491,302 $495,652 $385,640
                                                     ======== ======== ========
*  Revenues are attributed to countries based on location of customer

Fixed assets
 Canada............................................. $ 46,813 $ 55,466
 U.S.A..............................................    6,508    9,510
 Other countries....................................    5,687    9,232
                                                     -------- --------
                                                     $ 59,008 $ 74,208
                                                     ======== ========
Other assets
 Canada............................................. $ 13,183 $ 16,655
 U.S.A..............................................    7,667   13,926
                                                     -------- --------
                                                     $ 20,850 $ 30,581
                                                     ======== ========

13.New Accounting Pronouncements

In June 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets ("the pronouncements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets will continue to be amortized over their useful lives.

The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the pronouncements is expected to result in an increase in net income of $4,000,000 ($0.04 per diluted share) for fiscal 2003. The Corporation performed the required impairment tests of goodwill and indefinite-lived intangible assets as of March 1, 2002. The effect of these tests was not material on the earnings and financial position of the Corporation.

In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by March 1, 2002. The Corporation believes that the adoption of SFAS 144 will not have a material effect on the business, results of operations, and financial condition.

14.Litigation

On May 5, 2000, an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary Cognos Corporation by Business Objects S.A., for alleged patent infringement. The complaint alleged that the Corporation's Impromptu product infringes Business Objects' United States Patent No. 5,555,403 entitled "Relational Database Access System using Semantically Dynamic Objects" (the "'403 Patent"). On May 24, 2002, subsequent to the balance sheet date, the Corporation and Business Objects reached an agreement to settle that action. Under the terms of the settlement agreement between the Corporation and Business Objects, Business Objects has agreed to release the Corporation for any infringement of the '403 Patent (and any amendments or related patents) and to effect that release, has granted the Corporation a license under the '403 Patent for the term of that patent or any amendments to related patents. Both parties agreed to release the other from all claims, liabilities, costs or expenses that either party hold against the other, on account of actions taken prior to the effective date. The Corporation and Business Objects have also entered into a covenant not to sue or assert any claim against the other for infringement of any patents for a period of 5 years from the effective date. As consideration for the settlement agreement, the Corporation has agreed to pay Business Objects the sum of $24,000,000, in the following installments: $10,000,000 on or before June 10, 2002, and $1,750,000 every quarter for the next eight quarters commencing on July 1, 2002. The Corporation has recorded a special charge of $23,231,000, in fiscal 2002, representing the present value of this payment stream discounted using an interest rate of 6%, in accordance with FASB Statement 5 Contingent Liabilities. The after-tax effect of this charge is $16,827,000. The remaining balance of $769,000 represents the interest to be recognized over the payment term. The principal amount is recorded in accrued charges and long-term liabilities on the balance sheet as follows ($000's):

     Accrued charges         $14,861
     Long-term liabilities     8,370

Payments in respect of this settlement are as follows ($000's):

    2003                     $15,250
    2004                       7,000
    2005                       1,750

In addition, the Corporation and its subsidiaries may, from time to time, be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

15.Comparative Results

Certain of the prior years' figures have been reclassified in order to conform to the presentation adopted in the current year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1.(a) Identification of Directors

The following table sets out the name and age of each director and person nominated for election as a director at the Annual Meeting of Shareholders ("Meeting") to be held on July 2, 2002; the period of service as a director; the principal occupation, business or employment of the nominee during the last five years; all other positions with the Corporation (or its significant subsidiaries) now held by the nominee, if any; and the name of any publicly-traded corporation of which the nominee is a director.

 Name and Age                  Director Since Principal Occupation During Past Five Years
 ------------                  -------------- -------------------------------------------
 John E. Caldwell (52) +.....       2000      Consultant since December 2001. Chief Executive
                                              Officer of Geac Computer Corporation Limited, from
                                              November 2000 to December 2001. Private Investor
                                              from October 1999 to October 2000, and President and
                                              Chief Executive Officer, CAE Inc., from June 1993 to
                                              October 1999. Director of Mosaic Group and Stelco
                                              Inc.
 Douglas C. Cameron (63) *+..       1983      Private Investor since November 2001. Investment
                                              Advisor, RBC Dominion Securities Inc., from October
                                              1993 to November 2001.
 Pierre Y. Ducros (63) ++....       1986      Private Investor since June 1996. Chairman and Chief
                                              Executive Officer, DMR Group Inc., from February
                                              1973 to June 1996. Director of BCE Emergis, National
                                              Bank Financial, Manulife Financial, and Stein
                                              Technologies.
 Douglas J. Erwin (49) ......       1998      President and Chief Executive Officer, PentaSafe
                                              Security Technologies, Inc., an auditing and security
                                              company, since April 1998. Chief Operating Officer,
                                              BMC Software, Inc. from April 1994 to October 1997.
 Robert W. Korthals (68) ++..       1997      Chairman, Ontario Teachers Pension Plan Board since
                                              January 2000 and Chairman, Co-Steel Inc., since June
                                              1997. Director of Global Telecom Split Shares Corp.,
                                              Jannock Properties Limited, MCM Split Shares Corp.,
                                              Premium Income Corporation, Rogers Communications
                                              Inc., RTO Enterprises Inc., and Suncor Energy Inc.
 Candy M. Obourn (52) .......       1999      President, Document Imaging and Senior Vice
                                              President, Eastman Kodak Company, a photographic
                                              product and imaging company, since January 2000.
                                              President, Document Imaging and Vice President
                                              Kodak from October 1955 to December 1999.
 William Russell (50) +......       2002      Vice President, Hewlett-Packard Company since 1998
                                              and General Manager, Global Alliances Organization,
                                              Hewlett-Packard Company since September 1999. Vice
                                              President and General Manager, Enterprise Systems
                                              Group, from May 1997 to September 1999. Since 1980,
                                              Mr. Russell has held a number of sales and
                                              management positions in different Hewlett-Packard
                                              sales and business units, with worldwide
                                              responsibilities.

 Name and Age                 Director Since Principal Occupation During Past Five Years
 ------------                 -------------- -------------------------------------------
 James M. Tory, Q.C. (72) *..      1982      Chairman of the Board of Directors of Cognos
                                             Incorporated since September 1995. Chair Emeritus
                                             and Counsel, Torys LLP, Barristers & Solicitors,
                                             since March 1995 and prior thereto as a partner in
                                             that firm. Director of Inmet Mining Corporation.
 Renato (Ron) Zambonini (55).      1994      Chief Executive Officer of Cognos Incorporated since
                                             September 1995 and President from January1993 to
                                             April 2002.

*  Member of the Corporate Governance Committee.
+  Member of the Audit Committee.
++ Member of the Human Resources & Compensation Committee.

  (b) Identification of Executive Officers

Information regarding executive officers of the Company is set forth under
Part I of this Form 10-K.

2.Compliance with Section 16(a) of the Exchange Act

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

The following Summary Compensation Table sets out the compensation received for each of the last three fiscal years for Mr. Zambonini, the Chief Executive Officer of the Corporation, and those persons who were, at February 28, 2002, the other four most highly compensated executive officers of the Corporation.

Summary Compensation Table
(All dollar amounts are in U.S. dollars)

                                                                     Long-term
                                                                    Compensation
                                       Annual Compensation           Awards (3)
                                --------------------------------- ----------------
                                                        Other        Securities
Name and Principal       Fiscal                         Annual       Underlying       All Other
Position                  Year  Salary (1) Bonus (2) Compensation Options/SARs (#) Compensation (4)
------------------       ------ ---------- --------- ------------ ---------------- ----------------
Renato Zambonini (5)....  2002   $297,038  $150,000          --       150,000          $  3,756
 Chief Executive Officer  2001   $267,148  $420,757          --       100,000          $  3,718
                          2000   $254,585  $375,938          --       150,000          $  4,583

Terry Hall (6)..........  2002   $365,000  $267,880          --       100,000          $597,768
 Senior Vice President    2001   $315,000  $336,000          --        80,000          $  1,500
                          2000   $281,250  $518,036          --       200,000          $  1,708

Tony Sirianni...........  2002   $180,000  $276,814          --       110,000          $  3,466
 Senior Vice President,   2001   $180,000  $222,265          --        60,000          $  2,130
 North American Field     2000         --        --          --            --                --
  Operations

Ad Voogt (7)............  2002   $185,744  $216,501    $126,126       125,000          $ 25,565
 Senior Vice President,   2001         --        --          --            --                --
 European Field
  Operations              2000         --        --          --            --                --

Robert G. Ashe (5) (8)..  2002   $239,671  $ 55,923          --       150,000          $  4,793
 President and Chief      2001   $156,949  $118,994          --        50,000          $  3,651
 Operating Officer        2000         --        --          --            --                --

(1) Salary is base salary earned for the current year.
(2) Bonuses for each year include amounts earned for that year, even if paid in the subsequent year, and exclude bonuses paid during that year but earned for a prior year. Bonuses for Messrs. Sirianni and Voogt were based on the attainment of specific sales and operational objectives. Those of Messrs. Zambonini, Ashe, and Hall were based on a bonus payout authorized by the Human Resources & Compensation Committee (see "Human Resources & Compensation Committee Report on Executive Compensation -- Cash Compensation").
(3) As of the Record Date, the Corporation has not granted any restricted shares, or stock appreciation rights ("SARs"), as compensation.
(4) The amounts in this column pertain to the Corporation's annual contribution to each individual's savings plan. The Corporation contributes to a Retirement Savings Plan on behalf of Messrs. Zambonini and Ashe. Cognos

    Corporation (U.S.A.) contributes to a 401(k) savings plan for Messrs. Hall and Sirianni. Cognos GmbH (Germany) contributes to Retirement Savings Plan on behalf of Mr. Voogt. The amount of contribution for Mr. Hall was $3,618; the balance of $594,150 is explained in note (6).
(5) These individuals are employed in Canada and paid in Canadian dollars. The amounts shown in the above table are expressed in U.S. dollars using the following weighted annual exchange rate for the Corporation's fiscal years ending on the last day of February:

                2002 -- C$1.00    = US$0.6391
                2001 -- C$1.00    = US$0.6679
                2000 -- C$1.00    = US$0.6789

(6) On April 10, 2002, Mr. Hall, who held the offices of Chief Operating Officer and Senior Vice President, Worldwide Field Operations, relinquished his executive positions. The amount indicated in the column for "All Other Compensation" includes $594,150 paid to him by the Corporation in respect of the amendment of his employment agreement (see "Employment Agreements" below). On the same date, Mr. Rob Ashe was appointed his successor as Chief Operating Officer.
(7) Mr. Voogt was employed in Europe and paid in Netherland Guilders. The amounts shown in the above table are expressed in U.S. dollars using the following weighted annual exchange rate for the Corporation's fiscal year ending on the last day of February:

                2002 -- NLG    = US$0.3994

    The amount indicated in the column for "Other Annual Compensation" consists primarily of expatriate allowances.
(8) Mr. Ashe was appointed President and Chief Operating Officer on April 10, 2002, succeeding Mr. Zambonini who had been President of the Corporation since 1993. Mr. Zambonini continues as Chief Executive Officer of the Corporation. Mr. Ashe previously held the position of Senior Vice President, Chief Corporate Officer.

Option/SAR Grants in Last Fiscal Year

The following table provides information with respect to stock option grants by the Corporation to the named executive officers for the fiscal year ended February 28, 2002.

                                                                       Potential Realizable Value at
                                                                       Assumed Annual Rates of Stock
                                                                          Price Appreciation for
                                       Individual Grants                      Option Term (3)
                         --------------------------------------------- -----------------------------
                          Number of   % of Total
                         Securities    Options
                         Underlying   Granted to  Exercise  Expiration
                           Options   Employees in Price per    Date
Name                     Granted (1) Fiscal Year  Share (2) (mm/dd/yy)       5%            10%
----                     ----------- ------------ --------- ---------- -------------- ---------------
Renato Zambonini........   150,000       3.1%      $15.44    06/28/09  $    1,105,857 $    2,648,698
Terry Hall..............   100,000       2.1%      $14.18    09/25/09  $      677,050 $    1,621,639
Tony Sirianni (4).......    60,000       1.2%      $16.32    04/10/09  $      467,581 $    1,119,927
                            50,000       1.0%      $14.18    09/25/09  $      338,525 $      810,819
Ad Voogt (4)............    50,000       1.0%      $16.32    04/10/09  $      389,651 $      933,273
                            75,000       1.6%      $14.18    09/25/09  $      507,787 $    1,216,229
Robert G. Ashe..........   150,000       3.1%      $15.44    06/28/09  $    1,105,857 $    2,648,698

-------
(1) Option awards are typically made following the release of the Corporation's year-end results. During the course of the year other awards may be granted in special circumstances. In all cases, option awards are approved by the Human Resources & Compensation Committee, the administrator of the Corporation's Stock Option Plans. Option awards to employees typically vest on each of the successive four anniversaries of the date of grant and expire on the eighth anniversary of the date of grant.
(2) Exercise Price is equivalent to the market value, on The Toronto Stock Exchange, of securities underlying options on the day preceding the date of grant.
(3) These amounts represent the gain that may be realized upon exercise of the options immediately prior to the expiration of their term (net of the option exercise price but before taxes associated with the exercise) assuming the specified compound rates of appreciation (5% and 10%) of the Corporation's shares over the term of the options. These amounts are calculated based on rules promulgated by the United States Securities and Exchange Commission and do not reflect the Corporation's estimate of future stock price increases. Actual gains, if any, on any stock option exercises and resultant shareholdings are dependent on the timing of each exercise and the future share performance. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected would be received by the individuals.
(4) The circumstances giving rise to the second award granted to Messrs. Sirianni and Voogt are described in "Human Resources & Compensation Committee Report on Executive Compensation -- Long-Term Incentives".

Aggregated Option Exercises and Fiscal Year-End Option Values
(All dollar amounts are in U.S. dollars)

The following table provides information on stock option exercises in the fiscal year ended February 28, 2002, by the named executive officers and the number and value of such officers' outstanding options as at February 28, 2002. Dollar values indicated represent the net of market value less exercise price.

                                                    Number of Securities          Value of Unexercised In-
                                                   Underlying Unexercised           The-Money Options at
                            Shares    Aggregate  Options at Fiscal Year-End          Fiscal Year End (1)
                         Acquired on    Value    ------------------------------   -------------------------
Name                     Exercise (#)  Realized  Exercisable     Unexercisable    Exercisable Unexercisable
----                     ------------ ---------- -------------   --------------   ----------- -------------
Renato Zambonini........        --            --   340,000         300,000         $4,956,803   $2,608,103
Terry Hall..............   175,008    $2,361,698    20,000         260,000                Nil   $2,267,820
Tony Sirianni...........    19,626    $  127,968    15,000         181,000                Nil   $1,477,624
Ad Voogt................        --            --   103,502         174,000         $1,360,273   $1,565,951
Robert G. Ashe..........   140,000    $2,312,282    89,167         237,500         $1,162,207   $2,241,235

-------
(1) Value of unexercised in-the-money options is calculated based on the fair market value of the underlying shares on the Nasdaq, minus the exercise price, and assumes sale of the underlying shares on February 28, 2002, the last trading day in fiscal 2002, at a price of $25.49, being the fair market value of the Corporation's shares on such date.

Employment Agreements

The employment agreement of Mr. Zambonini provides, among other things, that if his employment is terminated without cause, the Corporation will pay severance in an amount equal to one year's salary at the time of termination and if he is subsequently employed by another party for any portion of the year following termination, the severance payment will be reduced on a pro-rata basis for that portion. The employment agreement of Mr. Sirianni was amended during the fiscal year to provide for a severance payment of eighteen months at his current target compensation should his employment be terminated without cause.

In December 2001, Mr. Terry Hall and the Corporation reached an agreement regarding the relinquishment of his executive positions on or before May 1, 2002. After May 1, 2002, Mr. Hall will remain as an employee of the Corporation through December 10, 2003 and will be assigned responsibilities relating to strategic corporate initiatives. Mr. Hall has announced his intention to retire after that date. He will be subject to post-employment non-competition and non-solicitation covenants for a period of one year following his departure from the Corporation. As consideration for the foregoing, Mr. Hall was paid a lump sum equivalent to one year's salary at his current target earnings ($594,150) and, subject to certain conditions, he will earn an equivalent amount over the period May 1, 2002 to the date of his departure. In addition, the Corporation agreed to award Mr. Hall 100,000 stock options in 2001 as part of his regular executive officer option grant, vesting equally in 2002 and 2003. Mr. Hall's current benefits package will be maintained and he will be entitled to expense reimbursement should he relocate to Canada prior to December 2003.

Long-Term Incentives

Long-term incentives are provided through stock options awarded under the 1997-2002 Stock Option Plan ("1997 Option Plan"), which was adopted by the Board on April 9, 1997 and approved by shareholders on June 25, 1997. Directors, officers, employees, and consultants of the Corporation are eligible to participate in the 1997 Option Plan. Through the award of stock options, the Corporation seeks to attract, reward and retain employees by providing them with a means of sharing in the financial success created by their combined efforts. In particular, the award of stock options to executive officers seeks to provide them with an incentive to enhance shareholder value. Options are granted on the basis of an individual's level of responsibility and potential to contribute to the Corporation's future success.

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

On April 10, 2001, following the release of the Corporation's year-end results, and on June 28, 2001, following the completion of the Committee's annual review of executive compensation, the Committee awarded option grants to certain key employees of the Corporation and its subsidiaries, including certain of its executive officers, as set out in "Option/SAR Grants in Last Fiscal Year".

Mr. Rob Ashe was appointed Chief Corporate Officer on April 5, 2001. In recognition of the importance of his appointment and the additional responsibilities associated with the position, Mr. Ashe was awarded an option to acquire 150,000 shares under the 1997 Option Plan on June 28, 2001. One-half of that option award vests on the second anniversary of the date of grant, and the balance vests equally on the third and fourth anniversaries, and expires on the eighth anniversary of that date.

On September 25, 2001, in recognition of his promotion to Senior Vice President, Mr. Ad Voogt was awarded an option to acquire 25,000 shares, vesting equally on each of the next four anniversaries of the date of grant, and expiring on the eighth anniversary of that date. On the same date, Messrs. Voogt and Sirianni were each awarded an option to acquire 50,000 shares. The Committee based this latter award on the importance of maintaining executive stability in the North American and European sales organizations during a period of economic challenges and executive change. These options vest equally on each of the next four anniversaries of the date of grant and expire on the eighth anniversary of that date.

As of the Record Date, options to purchase 13,590,576 shares under the 1997 Option Plan, and predecessor plans, were outstanding at a weighted average exercise price of $19.23.

Share Ownership

To promote better alignment of management and shareholder interests, in May 1999 the Corporation adopted share ownership guidelines for the Chief Executive Officer, Senior Vice Presidents and Vice Presidents of the Corporation ("Executives"). Executives are expected to accumulate and hold shares having a market value at least equal to a multiple of their annual base salary. That multiple increases with the level of responsibility of the executive. Executives generally have three years from the time they become subject to the guidelines to achieve the designated level of stock ownership. Compliance with the guidelines, while voluntary, is strongly recommended. Failure to comply could result in the reduction or suspension from participation in the Corporation's incentive programs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets out information, as at May 3, 2002, with respect to
(a) all shareholders known by the Corporation to be beneficial owners of more than 5% of its outstanding shares, and (b) share ownership, including the right to acquire shares by exercise of stock options on or before July 3, 2002, by each nominee for director, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.

Name and Address of Beneficial Owner
(1)                                    Shares Beneficially Owned Percentage (2)
------------------------------------   ------------------------- --------------
Michael U. Potter (3).................         9,582,594             10.75%
 Sixty-Two John Street,
 Ottawa, Ontario, Canada, K1M 1M3
The Windsor Trust (4).................         9,546,290             10.71%
 Royal Bank House, The Garrison,
 St. Michael, Barbados
McLean Budden Ltd.....................         6,447,326              7.23%
 145 King Street, Suite 225
 Toronto, Ontario, Canada, M5H 1J8
Private Capital Management............         5,636,124              6.32%
 8889 Pelican Bay Boulevard
 Naples, Florida, U.S.A. 34108
John E. Caldwell (5)..................               800                 *
Douglas C. Cameron (6)................            12,000                 *
Pierre Y. Ducros (7)..................            20,000                 *
Robert W. Korthals (8)................             2,000                 *
William Russell (9)...................               Nil                --
James M. Tory (10)....................            86,000                 *
Renato Zambonini (11).................           184,097                 *
Terry Hall (12).......................            90,246                 *
Tony Sirianni (13)....................            20,000                 *
Ad Voogt (14).........................               Nil                --
Robert G. Ashe (15)...................            76,000                 *
Directors and Executive Officers as a
 group (19 persons) (2) (16)..........         1,735,579              1.95%

-------
*  Indicates less than 1%
(1) Unless otherwise indicated, the address for each beneficial owner is care of Cognos Incorporated, 3755 Riverside Drive, Ottawa, Ontario, Canada, K1G 4K9
(2) Percentage ownership is calculated using as the denominator total shares outstanding as of the Record Date plus the number of shares which the person, entity, or group indicated has a right to purchase pursuant to options currently exercisable or exercisable within 60 days, or on or before July 3, 2002. Reference to shares that the persons named below have the right to acquire through options includes options currently exercisable or exercisable on or before July 3, 2002.
(3) Mr. Potter has sole voting power and sole investment power over 36,304 shares and, through his wholly-owned entities, has shared voting power and shared investment power with The Windsor Trust over 9,546,290 shares. Mr. Potter is neither the settlor, the trustee, nor a beneficiary of The Windsor Trust. Mr. Potter and The Windsor Trust each hold 50% of the voting power of 3497704 Canada Inc. (Canada 2), 3539202 Canada Inc. (Canada
     3), 3539211 Canada, Inc. (Canada 4), 3539229 Canada, Inc. (Canada 5), 3539334 Canada, Inc. (Canada 6), 3539393 Canada, Inc. (Canada 7), 3539423
     Canada, Inc. (Canada 8), 3539130 Canada, Inc. (Canada 10), 3497801 Canada Inc. (Canada 13), 3539504 Canada Inc. (Canada 14), 3539555 Canada Inc. (Canada 15), and 3539571 Canada Inc. (Canada 16). Canada 2 through Canada 16 directly own, in the aggregate, 9,546,290 shares. Accordingly, Mr. Potter may be deemed to beneficially own the common shares held by these corporations. Mr. Potter has the right to acquire nil shares through options.

(4)  The Windsor Trust holds 50% of the voting power of Canada 2 through Canada
     16. Canada 2 through Canada 16 directly own, in the aggregate, 9,546,290 shares. Therefore, The Windsor Trust may be deemed to beneficially own the common shares held by these corporations. Since, Mr. Potter may also be deemed to beneficially own these same shares (see note (3)), the 9,546,290 shares appear in the above table as beneficially owned by both The Windsor Trust and Mr. Potter. Mr. Potter is neither the settlor, the trustee, nor a beneficiary of The Windsor Trust.
(5)  Mr. Caldwell has the right to acquire 25,000 shares through options.
(6)  Mr. Cameron has the right to acquire 9,000 shares through options.
(7)  Mr. Ducros has the right to acquire 15,000 shares through options.
(8)  Mr. Korthals has the right to acquire 35,000 shares through options.
(9)  Mr. Russell has the right to acquire 10,000 shares through options.
(10) Mr. Tory has the right to acquire 24,000 shares through options.
(11) Mr. Zambonini has the right to acquire 452,500 shares through options.
(12) Mr. Hall has the right to acquire 65,000 shares through options.
(13) Mr. Sirianni has the right to acquire 55,000 shares through options.
(14) Mr. Voogt has the right to acquire 134,752 shares through options.
(15) Mr. Ashe has the right to acquire 126,667 shares through options.
(16) The group is comprised of the individuals named in the Summary Compensation Table on page 67, the remaining executive officers of the Corporation, and those persons who were directors of the Corporation on the Record Date. The amount shown includes 1,206,419 shares which the directors and executive officers as a group have the right to acquire by exercise of stock options granted under the Corporation's stock option plans through July 3, 2002.

Statements contained in the table as to securities beneficially owned or controlled by directors, officers, and 5% beneficial owners are, in each instance, based upon information obtained from such directors, officers, and beneficial owners.

ITEM 13. CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

Until November 2001, Mr. Cameron was an Investment Advisor with RBC Dominion Securities, a subsidiary of the Royal Bank of Canada, the Corporation's principal banker. From time to time, Mr. Cameron acted on behalf of various executives and other employees of the Corporation in his capacity as an Investment Advisor. The Board had been apprised by Mr. Cameron of these relationships and was of the view that neither their nature nor the amounts involved are significant. Mr. Cameron retired from his occupation in November 2001.

While the law firm of Torys LLP, of which Mr. Tory is Chair Emeritus and Counsel, provides legal services to the Corporation, neither the amount nor dollar value of these services is significant when compared to the overall amount or dollar value of legal services obtained by the Corporation. Mr. Tory himself provides no legal services to the Corporation and has no direct or indirect responsibility for any legal services provided by Torys LLP to the Corporation. The Board does not consider that the amount paid to Mr. Tory in respect of additional duties carried out as Chairman of the Board (see

"Compensation of Directors") impairs his status as an unrelated director as that amount is payable in respect of his additional responsibilities and duties as Chairman of the Board.

The Corporation may license its products and sell its services in the ordinary course of business to companies for which members of the Corporation's Board serve as executive officers. In fiscal 2002, the Corporation did business with Geac Computer Corporation Limited, of which company Mr. Caldwell, a member of the Audit Committee, was the Chief Executive Officer until December 2001. The Corporation also did business with Hewlett-Packard Company, of which Mr. Russell, also a member of the Audit Committee, is a Vice President, and the General Manager of its Software and Solutions Organization division. The amount received from either of Geac and Hewlett-Packard with respect to the license of products and the purchase of services is not considered sufficient to impair the independence of either Messrs. Caldwell or Russell.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

The following documents are filed as part of this Report:

(a) 1.Financial Statement Schedule The Schedule supporting the Consolidated Financial Statements that is filed as part of this report is as follows:

  Schedule II Valuation and qualifying accounts

  Note: Schedules other than those listed are omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a) 2.Exhibits

 EXHIBIT
 NUMBER    DESCRIPTION
 -------   -----------
 3.0       Articles of Incorporation and Bylaws
    3.1    --Articles of Incorporation and amendments thereto (filed as Exhibit
            3.1 to Form 10-K filed for the year ended February 28, 1997)
    3.2    --By-laws of the Corporation (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)
    3.3    --Amended By-law of the Corporation
 4.0       Instruments defining the rights of security holders, including indentures
    4.1    --Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1,
            1987)
    4.2    --Description of Common Shares contained in the Articles of
            Incorporation and amendments thereto, (filed as Exhibit 3.1 to
            Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1,
            filed on July 1, 1987)

                                                                  continued....

 EXHIBIT
  NUMBER     DESCRIPTION (continued)
 -------     -----------------------
 10.0        Material Contracts
    10.1     --Charge/Mortgage of Land between the Company and Campeau
              Corporation, as tenants in common, and London Life Insurance
              Company dated September 16, 1985 (filed as Exhibit 10.16 to
              Registration Statement No. 33-14245 on Form S-1, filed on May 13,
              1987)
    10.2     --1988-1993 Stock Option Plan (Incentive and Non-Qualified), as
              amended (filed as Exhibit 10.2 on Form 10-K, filed for year ended
              February 28, 1989)
    10.3     --Form of Incentive Stock Option Agreement under 1988-1993 Stock
              Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April
              9, 1991)
    10.4     --Form of Non-Qualified Stock Option Agreement under 1988-1993
              Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit
              10.5 to Registration Statement No. 33-39892 on Form S-2 filed on
              April 9, 1991)
    10.5     --Letter Agreement between the Company and The Royal Bank of
              Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration
              Statement No. 33-39892 on Form S-2 filed on April 9, 1991)
    10.6     --1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 of
              Form 10-K filed for the year ended February 29, 2000)
    10.7     --1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 of Form 10-K filed for the year ended February
              29, 2000)
    10.8     --Form of Incentive Stock Option Agreement under 1993-1998 Stock
              Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 of Form 10-K filed for the year ended February 29, 2000)
    10.9     --Form of Non-Qualified Stock Option Agreement under 1993-1998
              Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit
              10.9 of Form 10-K filed for the year ended February 29, 2000)
    10.10    --Amended and Restated 1988-1993 Stock Option Plan (Incentive and
              Non-Qualified) (filed as Exhibit 10.12 of Form 10-Q filed for the quarter ended August 31, 1996)
    10.11    --Amended and Restated 1993-1998 Stock Option Plan (Incentive and
              Non-Qualified) (filed as Exhibit 10.13 of Form 10-Q filed for the quarter ended August 31, 1996)
    10.12    --1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-
              8, filed on March 31, 1998)
    10.13    --Form of Incentive Stock Option Agreement under 1997-2002 Stock
              Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8, filed on
              March 31, 1998)
    10.14    --Form of Non-Qualified Stock Option Agreement under 1997-2002
              Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit
              4.3 to Registration Statement No. 333-8552 on Form S-8, filed on
              March 31, 1998)
    10.15    --Amended and Restated 1993-1999 Employee Stock Purchase Plan
              (filed as Exhibit 10.17 of Form 10-K filed for the year ended
              February 28, 1998)
    10.16    --Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 of Form 10-Q filed for the quarter ended August
              31, 1999)

                                                                   continued....

 EXHIBIT
  NUMBER     DESCRIPTION (continued)
 -------     -----------------------
    10.17    --2002-2003 Stock Option Plan (Incentive and Non-Qualified)
    10.18    --Amended and Restated Cognos Employee Stock Purchase Plan
    10.19    --Amended Employee agreement -- Terry Hall.
    10.20    --Employee release agreement -- Terry Hall.
 11.0        Statements regarding Computation of Earnings Per Share
    11.1     --Computation of Earnings Per Share in accordance with Canadian
              Generally Accepted Accounting Principles
    11.2     --Computation of Earnings Per Share in accordance with United
              States Generally Accepted Accounting Principles
 21.0        Subsidiaries of the Company
 23.0        Consent of Ernst & Young LLP, Independent Chartered Accountants
 99.0        Consolidated Financial Information in accordance with Canadian
             Generally Accepted Accounting Principles
    99.1     Management's Discussion and Analysis of the Corporation's
             Financial Condition and Results of Operations -- Canadian
             Supplement
    99.2     Consolidated Financial Statements in accordance with Canadian
             Generally Accepted Accounting Principles

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended February 28, 2002.

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

COGNOS INCORPORATED
 (Registrant)

            /s/ Tom Manley                          May 24, 2002
_________________________________
              Tom Manley

Senior Vice President, Finance and
Administration
 and Chief Financial Officer
 (Principal Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   /s/ Renato Zambonini   Chief Executive Officer,          May 24, 2002
------------------------  and Director
     Renato Zambonini

      /s/ Tom Manley      Senior Vice President,            May 24, 2002
------------------------  Finance and
        Tom Manley        Administration and Chief
                          Financial
                          Officer (Principal
                          Financial and
                          Accounting Officer)

    /s/ James M. Tory     Chairman of the Board             May 24, 2002
------------------------
   James M. Tory, Q.C.

   /s/ John E. Caldwell   Director                          May 24, 2002
------------------------
     John E. Caldwell

  /s/ Douglas C. Cameron  Director                          May 24, 2002
------------------------
    Douglas C. Cameron

   /s/ Pierre Y. Ducros   Director                          May 24, 2002
------------------------
     Pierre Y. Ducros

   /s/ Douglas J. Erwin   Director                          May 24, 2002
------------------------
     Douglas J. Erwin

  /s/ Robert W. Korthals  Director                          May 24, 2002
------------------------
    Robert W. Korthals

   /s/ Candy M. Obourn    Director                          May 24, 2002
------------------------
     Candy M. Obourn

   /s/ William Russell    Director                          May 24, 2002
------------------------
     William Russell

                                                                     Schedule II

                              COGNOS INCORPORATED

                       Valuation and Qualifying Accounts

                              (US$000s, U.S. GAAP)

                               Balance,  Additions
                               beginning  charged                 Balance, end
                               of period to income Deductions (1)  of period
                               --------- --------- -------------- ------------
Allowance for Doubtful
 Accounts
Fiscal Year Ended
 February 29, 2000............  $ 7,637   $1,885      $  (788)      $ 8,734
                                =======   ======      =======       =======
 February 28, 2001............  $ 8,734   $5,166      $(2,379)      $11,521
                                =======   ======      =======       =======
 February 28, 2002............  $11,521   $3,373      $(6,086)      $ 8,808
                                =======   ======      =======       =======
Allowance for Inventory
 Obsolescence
Fiscal Year Ended
 February 29, 2000............  $   164   $   59      $   (64)      $   159
                                =======   ======      =======       =======
 February 28, 2001............  $   159   $  163      $  (202)      $   119
                                =======   ======      =======       =======
 February 28, 2002............  $   119   $   99      $   (66)      $   152
                                =======   ======      =======       =======

--------
(1) Represents amounts written off against the reserve, net of recoveries.

EXHIBIT INDEX

 EXHIBIT
  NUMBER     DESCRIPTION                                                   PAGE
 -------     -----------                                                   ----
  3.0        Articles of Incorporation and Bylaws                            *
     3.1     --Articles of Incorporation and amendments thereto (filed       *
              as Exhibit 3.1 to Form 10-K filed for the year ended
              February 28, 1997)
     3.2     --By-laws of the Corporation (filed as Exhibit 3.2 to Form      *
              10-K filed for the year ended February 28, 1997)
     3.3     --Amended By-law of the Corporation                            82
  4.0        Instruments defining the rights of security holders,            *
              including indentures
     4.1     --Form of Share Certificate (filed as Exhibit 4.0 to            *
              Amendment No. 2 to Registration Statement No. 33-14245 on
              Form S-1 filed on July 1, 1987)
     4.2     --Description of Common Shares contained in the Articles of
              Incorporation and amendments thereto, (filed as Exhibit
              3.1 to Amendment No. 2 to Registration Statement No. 33-
              14245 on Form S-1, filed on July 1, 1987)
 10.0        Material Contracts                                              *
    10.1     --Charge/Mortgage of Land between the Company and Campeau       *
              Corporation, as tenants in common, and London Life
              Insurance Company dated September 16, 1985 (filed as
              Exhibit 10.16 to Registration Statement No. 33-14245 on
              Form S-1, filed on May 13, 1987)
    10.2     --1988-1993 Stock Option Plan (Incentive and Non-               *
              Qualified), as amended (filed as Exhibit 10.2 on Form 10-
              K, filed for year ended February 28, 1989)
    10.3     --Form of Incentive Stock Option Agreement under 1988-1993      *
              Stock Option Plan (Incentive and Non-Qualified) (filed as
              Exhibit 10.4 to Registration Statement No. 33-39892 on
              Form S-2 filed on April 9, 1991)
    10.4     --Form of Non-Qualified Stock Option Agreement under 1988-      *
              1993 Stock Option Plan (Incentive and Non-Qualified)
              (filed as Exhibit 10.5 to Registration Statement No. 33-
              39892 on Form S-2 filed on April 9, 1991)
    10.5     --Letter Agreement between the Company and The Royal Bank       *
              of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to
              Registration Statement No. 33-39892 on Form S-2 filed on
              April 9, 1991)
    10.6     --1993-1998 Employee Stock Purchase Plan (filed as Exhibit      *
              10.6 of Form 10-K filed for the year ended February 29,
              2000)
    10.7     --1993-1998 Stock Option Plan (Incentive and Non-Qualified)     *
              (filed as Exhibit 10.7 of Form 10-K filed for the year
              ended February 29, 2000)
    10.8     --Form of Incentive Stock Option Agreement under 1993-1998      *
              Stock Option Plan (Incentive and Non-Qualified) (filed as
              Exhibit 10.8 of Form 10-K filed for the year ended
              February 29, 2000)
    10.9     --Form of Non-Qualified Stock Option Agreement under 1993-      *
              1998 Stock Option Plan (Incentive and Non-Qualified)
              (filed as Exhibit 10.9 of Form 10-K filed for the year
              ended February 29, 2000)
    10.10    --Amended and Restated 1988-1993 Stock Option Plan              *
              (Incentive and Non-Qualified) (filed as Exhibit 10.12 of
              Form 10-Q filed for the quarter ended August 31, 1996)
                                                          continued.....

 EXHIBIT
  NUMBER     DESCRIPTION                                                   PAGE
 -------     -----------                                                   ----
    10.11    --Amended and Restated 1993-1998 Stock Option Plan              *
              (Incentive and Non-Qualified) (filed as Exhibit 10.13 of
              Form 10-Q filed for the quarter ended August 31, 1996)
    10.12    --1997-2002 Stock Option Plan (Incentive and Non-Qualified)     *
              (filed as Exhibit 4.1 to Registration Statement No. 333-
              8552 on Form S-8, filed on March 31, 1998)
    10.13    --Form of Incentive Stock Option Agreement under 1997-2002      *
              Stock Option Plan (Incentive and Non-Qualified) (filed as
              Exhibit 4.2 to Registration Statement No. 333-8552 on Form
              S-8, filed on March 31, 1998)
    10.14    --Form of Non-Qualified Stock Option Agreement under 1997-      *
              2002 Stock Option Plan (Incentive and Non-Qualified)
              (filed as Exhibit 4.3 to Registration Statement No. 333-
              8552 on Form S-8, filed on March 31, 1998)
    10.15    --Amended and Restated 1993-1999 Employee Stock Purchase        *
              Plan (filed as Exhibit 10.17 of Form 10-K filed for the
              year ended February 28, 1998)
    10.16    --Amended and Restated Cognos Employee Stock Purchase Plan      *
              (filed as Exhibit 10.16 of Form 10-Q filed for the quarter ended August 31, 1999)
    10.17    --2002-2003 Stock Option Plan (Incentive and Non-Qualified)    94
    10.18    --Amended and Restated Cognos Employee Stock Purchase Plan    103
    10.19    --Amended Employee agreement -- Terry Hall.                   106
    10.20    --Employee release agreement -- Terry Hall.                   112
 11.0        Statements regarding Computation of Earnings Per Share
    11.1     --Computation of Earnings Per Share in accordance with        116
              Canadian Generally Accepted Accounting Principles
    11.2     --Computation of Earnings Per Share in accordance with        117
              United States Generally Accepted Accounting Principles
 21.0        Subsidiaries of the Company                                   118
 23.0        Consent of Ernst & Young LLP, Independent Chartered           119
              Accountants
 99.0        Consolidated Financial Information in accordance with
              Canadian Generally Accepted Accounting Principles
    99.1     Management's Discussion and Analysis of the Corporation's     122
              Financial Condition and Results of Operations -- Canadian
              Supplement
    99.2     Consolidated Financial Statements in accordance with          124
              Canadian Generally Accepted Accounting Principles

*Incorporated by reference to document identified, which has been previously filed.