Form 10-Q
period 2002-05-31
COGNOS INC
filed 2002-07-10
CIK 746782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              To

Commission File Number 0-16006

COGNOS INCORPORATED
(Exact Name Of Registrant As Specified In Its Charter)

CANADA	98-0119485
(State Or Other Jurisdiction Of Incorporation Or Organization)	(IRS Employer Identification No.)

3755 Riverside Drive,
P.O. Box 9707, Station T,
Ottawa, Ontario, Canada	K1G 4K9
(Address Of Principal Executive Offices)	(Zip Code)

(613) 738-1440
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

The number of shares outstanding of the registrant’s only class of Common Stock as of June 30, 2002, was 88,008,372.

COGNOS INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended May 31,
	2002	2001
Revenue
Product license	$49,835	$43,104
Product support	48,179	41,843
Services	22,116	23,069

Total revenue	120,130	108,016

Operating expenses
Cost of product license	734	1,106
Cost of product support	4,413	4,294
Selling, general, and administrative	82,265	88,873
Research and development	19,698	19,422
Special charges	—	12,798

Total operating expenses	107,110	126,493

Operating income (loss)	13,020	(18,477)
Interest expense	(46)	(84)
Interest income	1,601	2,812

Income (loss) before taxes	14,575	(15,749)
Income tax provision (benefit)	4,664	(4,647)

Net income (loss)	$9,911	$(11,102)

Net income (loss) per share
Basic	$0.11	$(0.13)

Diluted	$0.11	$(0.13)

Weighted average number of shares (000s)
Basic	88,000	88,023

Diluted	91,531	88,023

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(US$000s, U.S. GAAP)

	May 31, 2002	February 28, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$281,030	$192,900
Short-term investments	57,229	121,629
Accounts receivable	80,210	114,059
Inventories	791	537
Prepaid expenses	7,126	6,765
Deferred tax assets	6,279	6,404

	432,665	442,294
Fixed assets	61,914	59,008
Goodwill	15,270	15,230
Intangible assets	4,743	5,620

	514,592	522,152

Liabilities
Current liabilities
Accounts payable	20,474	26,387
Accrued charges	33,069	34,210
Salaries, commissions, and related items	33,457	37,453
Income taxes payable	3,377	6,167
Deferred revenue	109,217	110,504

	199,594	214,721
Long-term liabilities	9,192	9,131
Deferred income taxes	2,900	3,127

	211,686	226,979

Stockholders’ Equity
Capital stock
Common shares (May 31, 2002 – 87,904,533; February 28, 2002 – 87,997,220)	154,910	151,637
Retained earnings	159,358	158,762
Accumulated other comprehensive income	(11,362)	(15,226)

	302,906	295,173

	$514,592	$522,152

(See accompanying notes)

COGNOS INCORPORATED

C ONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended May 31,
	2002	2001
Cash provided by (used in) operating activities
Net income (loss)	$9,911	$(11,102)
Non-cash items
Depreciation and amortization	4,699	7,158
Amortization of deferred stock-based compensation	185	577
Amortization of other deferred compensation	148	666
Deferred income taxes	(552)	(227)
Loss on disposal of fixed assets	97	215

	14,488	(2,713)
Change in non-cash working capital
Decrease in accounts receivable	36,590	46,163
Decrease (increase) in inventories	(229)	153
Decrease (increase) in prepaid expenses	(18)	1,499
Increase in income tax assets	—	(8,392)
Decrease in accounts payable	(6,671)	(11,388)
Increase (decrease) in accrued charges	(2,068)	6,158
Increase (decrease) in salaries, commissions, and related items	(5,106)	819
Decrease in income taxes payable	(2,778)	(16,131)
Decrease in deferred revenue	(3,780)	(7,460)

	30,428	8,708

Cash provided by (used in) investing activities
Maturity of short-term investments	113,186	118,336
Purchase of short-term investments	(47,626)	(60,606)
Additions to fixed assets	(4,269)	(6,813)

	61,291	50,917

Cash provided by (used in) financing activities
Issue of common shares	3,765	3,569
Repurchase of shares	(9,992)	—
Increase in (repayment of) long-term debt and long-term liabilities	(16)	96

	(6,243)	3,665

Effect of exchange rate changes on cash	2,653	(808)

Net increase in cash and cash equivalents	88,129	62,482
Cash and cash equivalents, beginning of period	192,901	115,293

Cash and cash equivalents, end of period	281,030	177,775
Short-term investments, end of period	57,229	61,652

Cash, cash equivalents, and short-term investments, end of period	$338,259	$239,427

(See accompanying notes)

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (U.S.) dollars and in accordance with generally accepted accounting principles (GAAP) in the U.S. with respect to interim financial statements, applied on a consistent basis. Accordingly, they do not include all of the information and footnotes required for compliance with GAAP in the U.S. for annual financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Corporation’s Annual Report for the fiscal year ended February 28, 2002.

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

2.    Accounting Changes

Business Combinations and Intangible Assets

Effective March 1, 2002 the Corporation adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS Nos. 141 and 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets will continue to be amortized over their useful lives.

Application of the non-amortization provisions of the pronouncements resulted in an increase in net income of $1,135,000 ($0.01 per share) for the quarter ended May 31, 2002 and is expected to result in an increase in net income of $4,000,000 ($0.04 per diluted share) for fiscal 2003. The Corporation performed the required impairment tests of goodwill and indefinite-lived intangible assets as of March 1, 2002. The effect of these tests was not material on the earnings and financial position of the Corporation.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

3.    Revenue Recognition

The Corporation recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants.

Substantially all of the Corporation’s product license revenue is earned from licenses of off-the-shelf software requiring no customization. Revenue from these licenses is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. If a license includes the right to return the product for refund or credit, revenue is recognized net of an allowance for estimated returns provided all the requirements of SOP 97-2 have been met.

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

4.    Goodwill

The balance of goodwill as at the date of implementation of SFAS Nos.141 and 142, March 1, 2002 (see Note 2), was $15,230,000. During the quarter ended May 31, 2002 there were additions to goodwill of $40,000 related to additional consideration paid to the former shareholders of Teijin Cognos Incorporated (TCI). This additional consideration was based on the net revenue of TCI during the quarter.

During the quarter ended May 31, 2001 the Corporation recorded amortization expense of $1,089,000 related to the amortization of goodwill. If the non-amortization provision of SFAS Nos. 141 and 142 had been in effect beginning March 1, 2001 net loss for the quarter ended May 31, 2001 would have been $10,013,000 and basic net loss per share and diluted net loss per share for the same period would have been $0.11.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

5.    Intangible Assets

	As at May 31, 2002		As at February 28, 2002
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate
	($000s)		($000s)
Developed Technology	$13,681	$9,449	$13,681	$8,720	20%
Deferred Consideration	8,945	8,434	8,945	8,286	Consideration Period

	22,626	$17,883	22,626	$17,006

	(17,883)		(17,006)

Net book value	$4,743		$5,620

Amortization of intangible assets was $877,000 and $1,351,000 in the quarters ended May 31, 2002 and May 31, 2001, respectively. The estimated amortization expense related to intangible assets is as follows ($000s):

2003 (Q2 to Q4)	$2,161
2004	2,575
2005	7

6.    Income Taxes

The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

7.    Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income (loss) per share is as follows: (000s except per share amounts)

	Three months ended May 31,
	2002	2001
Basic Net Income (Loss) per Share
Net income (loss)	$9,911	$(11,102)

Weighted average number of shares outstanding	88,000	88,023

Basic net income (loss) per share	$0.11	$(0.13)

Diluted Net Income( Loss) per Share
Net income (loss)	$9,911	$(11,102)

Weighted average number of shares outstanding	88,000	88,023
Dilutive effect of stock options	3,531	Nil

Adjusted weighted average number of shares outstanding	91,531	88,023

Diluted net income (loss) per share	$0.11	$(0.13)

For the quarter ended May 31, 2001, the effect of converting stock options was antidilutive as a result of a net loss.

8.    Comprehensive Income

Comprehensive income includes net income and other comprehensive income (OCI). OCI refers to changes in net assets from transactions and other events, and circumstances other than transactions with stockholders. These changes are recorded directly as a separate component of Stockholders’ Equity and excluded from net income. The only other comprehensive income item for the Corporation relates to foreign currency translation adjustments pertaining to those subsidiaries not using the U.S. dollar as their functional currency net of derivative gains or losses.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

For the quarter ended May 31, 2002, the Corporation had other comprehensive income of $3,864,000 compared to other comprehensive expense of $870,000 for the quarter ended May 31, 2001. When the other comprehensive income is added to net income this results in a comprehensive income of $13,775,000 for the quarter ended May 31, 2002. Comparatively, when other comprehensive expense is added to net loss this results in a comprehensive loss of $11,972,000 for the quarter ended May 31, 2001.

9.    Segmented Information

The Corporation has one reportable segment—computer software products.

10.    Special Charges

In the quarter ended May 31, 2001 the Corporation recorded a pretax special charge to earnings of $12,798,000 in connection with a restructuring plan to align the Corporation’s cost structure and operations to the prevailing economic environment. These special charges primarily related to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The accrual was included on the balance sheet as accrued charges and salaries, commissions, and related items. During the fourth quarter of fiscal 2002, $2,589,000 of the accrual was reversed into income as a result of revisions to prior cost assumptions.

The employee separations impacted all functional groups and geographic regions of the Corporation. All employee separations under the restructuring plan were completed within fiscal 2002 and substantially all cash payments have been paid.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following table displays the status of the restructuring reserve at May 31, 2002: (000s)

	Employee Separations	Other Restructuring Costs	Total
Restructuring charges Q1 fiscal 2002	$9,660	$3,138	$12,798
Cash payments	(7,203)	(1,040)	(8,243)
Asset write-downs	—	(1,557)	(1,557)
Adjustments to accrual	(2,306)	(283)	(2,589)

Balance as at February 28, 2002	151	258	409
Cash Payments	(119)	(16)	(135)
Asset write-downs	—	—	—

Balance as at May 31, 2002	$32	$242	$274

11.    Subsequent Events

On June 20, 2002, subsequent to the quarter end, the Corporation filed a registration statement with the United States Securities and Exchange Commission and a Canadian prospectus with Canadian securities regulators for a secondary offering of 4,500,000 common shares. All of the common shares in the offering are being sold by certain entities affiliated with Michael U. Potter. The Corporation will not receive any proceeds from the sale of the shares. In addition, the underwriters have an option to purchase up to an additional 675,000 common shares in the offering from the selling shareholders.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

The following information should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the fiscal year ended February 28, 2002 (fiscal 2002).

RESULTS OF OPERATIONS

Revenue for the quarter ended May 31, 2002 was $120.1 million, an 11% increase from revenue of $108.0 million for the same quarter last year. Pretax income for the quarter ended May 31, 2002 was $14.6 million compared to pretax loss of $15.7 million in the same quarter last year. Net income for the current quarter was $9.9 million compared to net loss of $11.1 million for the same quarter last year. Diluted net income per share was $0.11 for the current quarter, compared to diluted net loss per share of $0.13 for the same quarter last year. Basic net income per share was $0.11 and basic net loss per share was $0.13 for the quarters ending May 31, 2002 and May 31, 2001, respectively. The results for the quarter ended May 31, 2001 included a special charge of $12.8 million. During the quarter ended May 31, 2001 uncertain economic conditions affected our customers’ information technology spending in our principal markets and therefore we undertook a restructuring plan to align our cost structure and operations to the economic environment prevalent at that time. Excluding the effect of this special charge, net loss and diluted net loss per share for the quarter ended May 31, 2001 would have been $2.1 million and $0.02, respectively. The improvement in operating performance in the quarter ended May 31, 2002 as compared to the same quarter in the previous year reflects the strength of our business model which is designed to fully engage the enterprise customer, the strength of our product offerings in the BI market, and changes in our internal costs attributable to the prior year restructuring plan.

Total operating expenses for the quarter ended May 31, 2002 were $107.1 million, a 15% decrease from operating expenses of $126.5 million for the same quarter last year. Operating margins for the quarter ended May 31, 2002 were 11%, compared to –17% for the same quarter last year. Excluding the effect related to the special charges discussed above, operating expenses in the quarter ended May 31, 2001 would have been $113.7 million and operating margins for quarter would have been –5%. These special charges primarily related to involuntary employee separations. The decrease in operating expenses, excluding these special charges, relates primarily to decreases in selling, general, and administrative expenses in the quarter ended May 31, 2002 as compared to the same quarter last year.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue Three months ended May 31,		Percentage Change Three months ended May 31,
	2002	2001	2001 to 2002
Revenue	100.0%	100.0%	11.2%

Operating expenses
Cost of product license	0.6	1.0	(33.6)
Cost of product support	3.7	4.0	2.8
Selling, general, and administrative	68.5	82.3	(7.4)
Research and development	16.4	18.0	1.4
Special charges	0.0	11.8	*

Total operating expenses	89.2	117.1	(15.3)

Operating income	10.8	(17.1)	*
Interest expense	0.0	(0.1)	(45.2)
Interest income	1.3	2.6	(43.1)

Income before taxes	12.1	(14.6)	*
Income tax provision	3.8	(4.3)	*

Net income	8.3%	(10.3)%	*

*	not meaningful

Revenue

Our total revenue was $120.1 million for the quarter ended May 31, 2002, an increase of $12.1 million or 11%, compared to the quarter ended May 31, 2001. We operate internationally, with a substantial portion of our business conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations improved the overall revenue increase by approximately one percentage point for the quarter ended May 31, 2002 .

Our total revenue was derived primarily from our business intelligence products, principally Web versions of PowerPlay® and Impromptu®. Contributing to the increase, but to a lesser extent were Cognos Visualizer, Cognos Finance, Cognos Query, and DecisionStream™. At the end of fiscal 2002 we released Cognos Series 7, the latest integrated version of our suite of business intelligence components. We believe enterprise wide deployment of business intelligence products is the trend in the industry and it will continue to increase as a percentage of our total revenue. Total revenue (license, support, and services revenue) derived from these products was $111.6 million in the quarter ended May 31, 2002, an increase of $12.9 million or 13%, when compared to the corresponding period in the prior fiscal year. Total revenue from these business intelligence products was 93% and 91% of total revenue for the quarters ended May 31, 2002 and May 31, 2001, respectively.

Total revenue (license, support, and services revenue) from our application development tools, PowerHouse® and Axiant®, was $8.5 million for the quarter ended May 31, 2002, a decrease of 9%, compared to the corresponding period in the prior fiscal year. We believe that, in the long-term, revenues from these products will continue to decline.

The overall change in total revenue from the three revenue categories in the quarter ended May 31, 2002 from May 31, 2001 was as follows: a 16% increase in product license revenue, a 15% increase in product support revenue, and an 4% decrease in services revenue.

In the quarter ended May 31, 2002 the percentage of revenue from our three geographic regions, North America, Europe, and Asia/Pacific was 66%, 28%, and 6%, respectively as compared to 62%, 31%, and 7%, respectively for the comparative quarter ended May 31, 2001. During the quarter ended May 31, 2002 revenue from North America increased 18%, revenue from Europe decreased 1%, and revenue from Asia/Pacific remained flat. Our growth rate in Europe reflects the impact of the economic environment in central Europe.

Product License Revenue

Product license revenue was $49.8 million in the quarter ended May 31, 2002, an increase of $6.7 million or 16%, compared to the corresponding period in the prior fiscal year. The increase in product license revenue during the quarter ended May 31, 2002 as compared to the same period in the prior year reflects the strength of our business model which is designed to fully engage the enterprise customer and the strength of our product offerings in the BI market. Additionally, during the quarter ended May 31, 2001 uncertain economic conditions affected our customers’ information technology spending in our principal markets. This affected the sales of our business intelligence products in that quarter. Customer purchasing behaviour remains challenging in the current economic environment, however we believe that the long-term prospects for the business intelligence market are promising. Product license revenue accounted for 41% of total revenue in the three months ended May 31, 2002 compared to 40% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $48.0 million for the quarter ended May 31, 2002, an increase of $6.6 million or 16%, compared to the corresponding period in the prior fiscal year. Product license revenue from business intelligence products accounted for 96% of total product license revenue for the quarters ended May 31, 2002 and 2001.

Product license revenue from application development tools was $1.9 million for the quarter ended May 31, 2002, an increase of $0.2 million or 10%, compared to the corresponding period in the prior fiscal year. Despite the increase in product license revenue in this market for the quarter ended May 31, 2002, we believe the market trend is away from proprietary systems and host-based computing toward industry-standard systems, corporate intranets, extranets, client/server technology, and packaged application products. In the long term, we expect the trend of decreasing product license revenue from these products will continue.

Product Support Revenue

Product support revenue was $48.2 million in the quarter ended May 31, 2002, an increase of $6.3 million or 15%, compared to the corresponding period in the prior fiscal year. The increase in the dollar amounts was the result of the expansion of our customer base, as well as the positive rate of renewal of support contracts.

Product support revenue accounted for 40% and 39% of our total revenue in the quarters ended May 31, 2002 and 2001, respectively.

Total product support revenue from the business intelligence products comprised 87% and 82% of the total product support revenue for the quarters ended May 31, 2002 and 2001, respectively. Total support revenue from the business intelligence products increased by 21% in the quarter ended May 31, 2002, and total support revenue from the application development tools decreased by 14%, compared to the corresponding quarter in the prior fiscal year.

Services Revenue

Services revenue (training, consulting, and other revenue) was $22.1 million in the quarter ended May 31, 2002, a decrease of $1.0 million or 4%, compared to the corresponding period in the prior fiscal year. Services revenue accounted for 18% of our total revenue for the quarter ended May 31, 2002 compared to 21% for the corresponding period in the prior fiscal year. The decrease in the dollar amounts was primarily attributable to a decrease in education revenue and, to a lesser extent, consulting revenue associated with our business intelligence products.

In the quarter ended May 31, 2002, services revenue associated with the business intelligence products contributed $21.8 million, a decrease of $1.0 million or 4%, compared to the corresponding period in the prior fiscal year. The unfortunate events of September 11, 2001 and subsequent economic factors affected our ability to offer services and our customers’ appetite to consume them. However, services revenue has shown sequential quarterly increases since our quarter ended November 30, 2001. As a result we believe our customers’ demand for our services associated with our business intelligence products, and our ability to provide them is beginning to recover. Total services revenue associated with our application development tools for the quarter was $0.3 million, an immaterial increase from the corresponding period in the prior fiscal year.

Services revenue associated with business intelligence products contributed 99% of the total services revenue for each of the quarters ended May 31, 2002 and May 31, 2001.

Cost of Product License

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $0.7 million, a decrease of $0.4 million or 34% in the quarter ended May 31, 2002, compared to the corresponding period in the prior fiscal year. These costs represented 1% and 3% of product license revenue for the quarters ended May 31, 2002 and 2001, respectively. The decrease was the result of decreases in both materials and distribution costs and royalty expense.

Cost of Product Support

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $4.4 million, an increase of $0.1 million or 3% in the quarter ended May 31, 2002, compared to the corresponding period in the prior fiscal year.

The cost of product support represented 9% of total product support revenue for the quarter ended May 31, 2002 as compared to 10% for the corresponding quarter in prior fiscal year.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses were $82.3 million, a decrease of $6.6 million or 7% in the quarter ended May 31, 2002, compared to the corresponding period in the prior fiscal year. These costs decreased as a percentage of revenue, representing 68% for the quarter ended May 31, 2002 compared to 82% for the quarter ended May 31, 2001.

The decrease in these expenses was predominantly the result of decreases in staff development costs and decreases in amortization expense. As a result of the restructuring plan implemented during the quarter ended May 31, 2001, the average number of employees within selling, general, and administrative decreased 7% for the three months ended May 31, 2002 when compared to the corresponding period in the prior fiscal year. Amortization expense in the quarter ended May 31, 2002 decreased by approximately $2.1 million from the same quarter last year, as a result of certain intangible assets becoming fully amortized and the result of the implementation of the non-amortization provisions of SFAS Nos. 141 and 142.

Research and Development

Research and development (R&D) costs were $19.7 million, an increase of $0.3 million or 1% in the quarter ended May 31, 2002, compared to the corresponding period in the prior fiscal year. The increase was predominantly the result of increases associated with services purchased externally and a slight increase in annual merit-based staff compensation costs. As a result of the restructuring plan implemented in the quarter ended May 31, 2001, the average number of employees within R&D decreased 4% when compared to the corresponding period of the prior year.

During the quarter ended May 31, 2002, we continued to invest in R&D activities for our business intelligence solutions, including further investment in the existing Cognos enterprise business intelligence solution. During the quarter we released Cognos DecisionStream Connector for SAP R/3™, a solution for rapid access and extraction of SAP R/3 data which unites data from disparate sources to create an enterprise-wide view of business information. We also released a comprehensive suite of Cognos Analytic Applications for SAP R/3 and mySAP™. Cognos Analytic Applications are pre-packaged analytic applications including Sales Analysis, Accounts Receivable, General Ledger Analysis, Accounts Payable, Inventory

Analysis, and Procurement Analysis. This suite allows corporate decision makers to monitor, analyze, and understand business information from both SAP and non-SAP data sources.

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

Special Charges

Business Restructuring Charge

During the quarter ended May 31, 2001, we implemented a restructuring plan to align our cost structure and operations to the prevailing economic environment, resulting in a pretax business restructuring charge to earnings of $12.8 million. Business restructuring charges primarily related to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impacted all functional groups and geographic regions. In the fourth quarter of fiscal 2002, $2.6 million of the original accrual was reversed into income. The reversal was the result of revisions to prior cost assumptions.

Cost savings as a result of the restructuring plan affect compensation, amortization, and lease expenses. This decrease in costs primarily impacts selling, general, and administration expense and research and development expense. The expense reductions took effect in the second quarter of fiscal 2002.

Cash outlays of $0.1 million related to the restructuring activities were paid in the three month period ended May 31, 2002 as compared to cash outlays of $0.8 million in the three month period ended May 31, 2001.

Interest Income and Expense

Net interest income was $1.6 million, a decrease of $1.2 million or 43% in the quarter ended May 31, 2002, compared to the corresponding period in the prior fiscal year. The decrease was primarily attributable to a decrease in the average effective interest rates partially offset by the larger average portfolio and to a lesser extent, the impact of exchange rate fluctuations.

Income Tax Provision

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In the current quarter ended May 31, 2002, we recorded an income tax provision of $4.7 million which represents an effective income tax rate of 32%. In the quarter ended May 31, 2001, we recorded an income tax benefit of $4.6 million, representing an effective income tax rate of 29.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2002 we had $338.3 million in cash, cash equivalents, and short-term investments, an increase of $23.7 million from February 28, 2002. In addition, we have in place an unsecured credit facility that includes an operating line and foreign exchange conversion facilities. The operating line permits us to borrow funds or issue letters of credit or guarantee up to Cdn$15.0 (US$9.8) million, subject to certain covenants. As of May 31, 2002, there were no direct borrowings under this operating line. As discussed further below, we have foreign exchange conversion facilities that allow us to hold foreign exchange contracts of approximately Cdn$130.0 (US$85.1) million outstanding at any one time.

As of May 31, 2002, we had a total of $24.1 million of long-term liabilities (including the current portion presented in accrued charges), consisting of amounts due related to the settlement of a patent litigation and other long-term liabilities related to acquisitions. Patent litigation settlement payments of $10.0 million and $1.75 million have been made in June 2002 and July 2002, respectively, subsequent to the quarter end, in relation to the settlement of the patent litigation (See Part II, Item 1, Legal Proceedings of this Form 10-Q).

As of May 31, 2002, working capital was $233.1 million, an increase of $5.5 million from February 28, 2002. The increase was primarily due to increases in cash and cash equivalents and decreases in salaries, commissions, and related items which were partially offset by decreases in short-term investments and accounts receivable. The days sales outstanding ratio, calculated based on ending accounts receivable balances and quarterly revenue (“DSO”), was 60 days as at May 31, 2002 as compared with DSO of 72 days as at February 28, 2002.

Cash provided by operating activities (after changes in non-cash working capital items) for the three months ended May 31, 2002 was $30.4 million; a $21.7 million increase when compared to the corresponding period in the prior fiscal year. This increase was primarily due to the net income for the quarter ended May 31, 2002, as compared to the net loss incurred in the comparative quarter in the prior year, and an increase in non-cash working capital requirements in the quarter. This was partially offset by a decrease in non-cash items, primarily depreciation and amortization expense.

Cash provided by investing activities was $61.3 million for the three months ended May 31, 2002 compared to $50.9 million in the corresponding period in the prior fiscal year. During the current three-month period, we received $65.6 million related to the maturity of short-term investments (net of investments in short-term investments) compared to $57.7 million in the corresponding period in the prior fiscal year. During the quarter ended May 31, 2002 additions to fixed assets were $4.3 million as compared to $6.8 million for the corresponding quarter in fiscal 2001. Additions during both quarters were primarily computer hardware and software.

Cash used in financing activities was $6.2 million for the three months ended May 31, 2002 compared to cash provided by financing activities of $3.7 million in the corresponding period in the prior fiscal year. We issued 296,000 common shares, valued at $3.8 million, during the three months ended May 31, 2002, compared to the issue of 320,000 shares valued at $3.6 million during the corresponding period in the prior fiscal year. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors. Financing activities for the three month period ended May 31, 2002 included the repurchase of shares in the open market. We repurchased 388,000 shares at a value of $10.0 million; in comparison, no shares were repurchased in the corresponding period in the prior fiscal year.

The share repurchases in the three month period ended May 31, 2002 were part of an open market share repurchase program. In October 2001, we adopted a program that enables us to purchase up to 4,400,943 common shares (not more than 5% of those issued and outstanding) between October 9, 2001 and October 8, 2002. Purchases will be made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares will be cancelled.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore do not anticipate non-performance by these counterparties. We limit these foreign exchange forward contracts to a maximum term of six months. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of May 31, 2002, we had foreign exchange forward contracts, with maturity dates ranging from June 27, 2002 to September 26, 2002, to exchange various foreign currencies in the amount of $17.7 million.

We believe that our current cash, cash equivalents, and short term investments balance and funds generated from operations, if any, will be adequate to finance operations and meet any capital requirements over the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements, expressed or implied, relating to, among other things, our expectations concerning future financial performance and continuing business momentum, future growth opportunities, the success and soundness of our business model and our sales, marketing, and technology strategies; the trends and opportunities in the business intelligence (“BI”) market place; the development, introduction, shipment, and market of our current and future products; and our leadership position in the BI market.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to: our ability to develop and introduce new products and enhancements in the BI software market; the impact of global economic conditions on our business and our ability to implement timely and appropriate remedial measures; our ability to obtain and close sales, particularly large enterprise transactions; our ability to select and implement appropriate business models and strategies; our ability to achieve and maintain revenue growth or to anticipate a decline in revenue from any of our products or services; fluctuations in our quarterly and annual operating results based on historical patterns, which may cause our stock price to fluctuate or decline; rapid technological change in the BI software market; new product introductions and enhancements by competitors; changing customers demands; our ability to establish and maintain competitive advantage; our reliance on partners and other third party distribution channels to market and distribute our products; our ability to maintain or obtain third-party technology licenses relating to one or more of our products; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; and our ability to identify, pursue, and complete acquisitions which could divert management attention and financial resources and not produce desired business results. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. A detailed discussion of each of these risk factors is contained under the heading “Certain Factors That May Affect Future Results” in our most recent Annual Report on Form 10–K and under the heading “Risk Factors” in our Form F-10 Registration Statement, each of which is filed with the United States Securities and Exchange Commission.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is security of principal. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. For the quarter ended May 31, 2002, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the German mark, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of May 31, 2002, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On May 5, 2000, an action was filed in the United States District Court for the Northern District of California against us by Business Objects S.A., for alleged patent infringement. The complaint alleged that our Impromptu product infringes Business Objects’ United States Patent No. 5,555,403 entitled “Relational Database Access System using Semantically Dynamic Objects” (the “‘403 Patent”). Although we have denied and continue to deny all claims asserted in the action, on May 24, 2002, subsequent to the fiscal 2002 balance sheet date, we reached an agreement to settle that action. As this settlement was concluded prior to the issuance of our fiscal 2002 financial statements, it was required by generally accepted accounting principles to record the impact of this settlement in fiscal 2002. Under the terms of the settlement agreement between us and Business Objects, Business Objects has agreed to release us for any infringement of the ‘403 Patent (and any amendments or related patents) and to effect that release, has granted us a license under the ‘403 Patent for the term of that patent or any amendments or related patents. Each party also agreed to release the other from all claims, liabilities, costs or expenses that either party held against the other, on account of actions taken prior to the effective date. Each party has also entered into a covenant not to sue or assert any claim against the other for infringement of any patents for a period of five years from the effective date. As consideration for the settlement agreement, we have agreed to pay Business Objects the sum of $24,000,000. We paid $10,000,000 in June 2002, $1,750,000 in July 2002 and will pay $1,750,000 every quarter for the next seven quarters commencing on October 1, 2002. The court dismissed this action pursuant to an Order of Dismissal dated May 30, 2002.

In addition, we and our subsidiaries may, from time to time be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business.

Item 4.    S ubmission of Matters to a Vote of Security Holders

a)	The Corporation held its Annual Meeting of Shareholders on July 2, 2002.

b)
At the meeting, it was resolved that those persons nominated as indicated below be elected as directors of the Corporation, that the extension of the Cognos Employee Stock Purchase Plan be approved, that the amendment to the Corporation’s Articles and By-law No. 1 be approved, and that Ernst & Young LLP be reappointed as the Corporation’s Auditors for the fiscal year ending February 28, 2003. The voting results of the meeting are presented in the following table:

Voting Results
Annual Meeting of Shareholders
July 2, 2002

	FOR	WITHHELD	AGAINST
Election of Directors
John E. Caldwell	63,050,376	41,674
Douglas C. Cameron	63,047,875	44,175
Pierre Y. Ducros	63,066,715	25,335
Robert W. Korthals	63,065,152	26,898
William Russell	63,069,420	22,630
James M. Tory	63,066,084	25,966
Renato Zambonini	63,068,426	23,624

Reappointment of Auditors	60,663,308	2,338,192

Approval of Extension of Employee Stock Purchase Plan	55,633,010	2,147,587

Approval of Amendment to Articles and By-law No. 1	57,335,170	393,176

As noted in our Definitive Proxy Statement filed with the Securities and Exchange Commission on Schedule14-A we had proposed the adoption of a new stock option plan. The proposed plan would have authorized the Compensation Committee of the Board of Directors to grant up to 3,800,000 options to purchase common shares of the Corporation. The plan did not secure sufficient shareholder support and was therefore withdrawn from consideration at the meeting. We will consider available alternatives and likely make a proposal more aligned to shareholder sentiment at a later date.

Item 6.     Exhibits and Reports on Form 8–K

a)	Exhibits

99	Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations-Canadian Supplement

99.2	Supplementary disclosures relating to SFAS No. 142, Goodwill and Other Intangible Assets

b)	Reports on Form 8–K

There were no reports on Form 8-K filed during the three months ended May 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

July 10, 2002	/s/ Tom Manley
Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles	27-35

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations-Canadian Supplement	36-37

99.2	Supplementary disclosures relating to SFAS No. 142, Goodwill and Other Intangible Assets	38