Form 10-Q
period 2002-08-31
COGNOS INC
filed 2002-10-11
CIK 746782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2002

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _________ To ________

Commission File Number 0-16006

COGNOS INCORPORATED
(Exact Name Of Registrant As Specified In Its Charter)

CANADA (State Or Other Jurisdiction Of Incorporation Or Organization)	98-0119485 (IRS Employer Identification No.)

3755 Riverside Drive, P. O. Box 9707, Station T, Ottawa, Ontario, Canada (Address Of Principal Executive Offices)	K1G 4K9 (Zip Code)

(613) 738-1440
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES     X   NO

The number of shares outstanding of the registrant's only class of Common Stock as of September 30, 2002, was 87,976,410.

COGNOS INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2002	2001	2002	2001

Revenue
Product license	$ 55,039	$ 50,617	$104,874	$ 93,721
Product support	51,237	42,584	99,416	84,427
Services	22,828	23,112	44,944	46,181

Total revenue	129,104	116,313	249,234	224,329

Operating expenses
Cost of product license	714	962	1,448	2,068
Cost of product support	5,029	3,862	9,442	8,156
Selling, general, and administrative	85,562	85,311	167,827	174,184
Research and development	19,029	18,423	38,727	37,845
Special charges	-	-	-	12,798

Total operating expenses	110,334	108,558	217,444	235,051

Operating income (loss)	18,770	7,755	31,790	(10,722)
Interest expense	(185)	(85)	(231)	(169)
Interest income	1,619	2,408	3,220	5,220

Income (loss) before taxes	20,204	10,078	34,779	(5,671)
Income tax provision (benefit)	6,465	2,974	11,129	(1,673)

Net income (loss)	$ 13,739	$ 7,104	$ 23,650	$ (3,998)

Net income (loss) per share
Basic	$0.16	$0.08	$0.27	$(0.05)

Diluted	$0.15	$0.08	$0.26	$(0.05)

Weighted average number of shares (000s)
Basic	87,902	88,004	87,951	88,014

Diluted	90,046	89,941	90,788	88,014

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, US GAAP)

	August 31, 2002	February 28, 2002

Assets	(Unaudited)
Current assets
Cash and cash equivalents	$289,100	$192,900
Short-term investments	42,161	121,629
Accounts receivable	84,235	114,059
Inventories	775	537
Prepaid expenses	7,803	6,765
Deferred tax assets	6,019	6,404

	430,093	442,294
Fixed assets	59,908	59,008
Goodwill	15,408	15,230
Intangible assets	4,021	5,620

	$509,430	$522,152

Liabilities
Current liabilities
Accounts payable	$ 18,438	$ 26,387
Accrued charges	26,057	34,210
Salaries, commissions, and related items	36,330	37,453
Income taxes payable	2,870	6,167
Deferred revenue	104,858	110,504

	188,553	214,721
Long-term liabilities	5,845	9,131
Deferred income taxes	2,497	3,127

	196,895	226,979

Stockholders Equity
Capital stock
Common shares (August 31, 2002 - 87,857,767; February 28, 2002 - 87,997,220)	156,735	151,637
Retained earnings	170,267	158,762
Accumulated other comprehensive income	(14,467)	(15,226)

	312,535	295,173

	$509,430	$522,152

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2002	2001	2002	2001

Cash provided by (used in) operating activities
Net income (loss)	$ 13,739	$ 7,104	$ 23,650	$ (3,998)
Non-cash items
Depreciation and amortization	5,306	7,370	10,005	14,528
Amortization of deferred stock-based compensation	185	577	370	1,154
Amortization of other deferred compensation	148	666	296	1,332
Deferred income taxes	(178)	(1,591)	(730)	(1,818)
Loss on disposal of fixed assets	4	325	101	540

	19,204	14,451	33,692	11,738
Change in non-cash working capital
Decrease (increase) in accounts receivable	(2,791)	11,033	33,799	57,196
Decrease (increase) in inventory	14	(9)	(215)	144
Decrease (increase) in prepaid expenses	(599)	46	(617)	1,545
Decrease (increase) in income tax assets	-	98	-	(8,294)
Increase (decrease) in accounts payable	(2,046)	2,974	(8,717)	(8,414)
Increase (decrease) in accrued charges	(7,332)	(80)	(9,400)	6,078
Increase (decrease) in salaries, commissions, and related items	2,651	1,715	(2,455)	2,534
Decrease in income taxes payable	(421)	(472)	(3,199)	(16,603)
Decrease in deferred revenue	(5,639)	(1,110)	(9,419)	(8,570)

	3,041	28,646	33,469	37,354

Cash provided by (used in) investing activities
Maturity of short-term investments	57,195	61,895	170,381	180,231
Purchase of short-term investments	(42,017)	(88,285)	(89,643)	(148,891)
Additions to fixed assets	(3,500)	(1,562)	(7,769)	(8,375)

	11,678	(27,952)	72,969	22,965

Cash provided by (used in) financing activities
Issue of common shares	1,960	1,859	5,725	5,428
Repurchase of shares	(3,150)	(9,998)	(13,142)	(9,998)
Increase (decrease) in long-term debt and long-term liabilities	(3,087)	65	(3,103)	161

	(4,277)	(8,074)	(10,520)	(4,409)

Effect of exchange rate changes on cash	(2,372)	(86)	281	(894)

Net increase (decrease) in cash and cash equivalents	8,070	(7,466)	96,199	55,016
Cash and cash equivalents, beginning of period	281,030	177,775	192,901	115,293

Cash and cash equivalents, end of period	289,100	170,309	289,100	170,309
Short-term investments, end of period	42,161	87,823	42,161	87,823

Cash, cash equivalents, and short-term investments, end of period	$331,261	$258,132	$331,261	$258,132

(See accompanying notes)

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (US) dollars and in accordance with generally accepted accounting principles (GAAP) in the US with respect to interim financial statements, applied on a consistent basis. Accordingly, they do not include all of the information and footnotes required for compliance with GAAP in the US for annual financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Corporation's Annual Report for the fiscal year ended February 28, 2002.

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

All information is presented in US dollars, unless otherwise stated. Consolidated financial statements prepared in accordance with Canadian GAAP, in US dollars, are made available to all shareholders, and filed with various regulatory authorities.

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

3.     Goodwill

During the three and six months ended August 31, 2002 there were additions to goodwill of $138,000 and $178,000, respectively, related to additional consideration paid to the former shareholders of Teijin Cognos Incorporated (TCI). This additional consideration was based on the net revenue of TCI during each quarter.

Under SFAS 142 Goodwill and Other Intangible Assets, which the Corporation implemented March 1, 2002, goodwill will no longer be amortized but will be subject to an annual impairment test. The Corporation performed the required impairment tests of goodwill and indefinite-lived intangible assets as of March 1, 2002. The effect of these tests was not material on the earnings and financial position of the Corporation.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the non-amortization provision of SFAS Nos. 142 had been in effect beginning March 1, 2001 the effect would have been as follows (000's except per share amounts):

	Three months ended August 31,		Six months ended August 31,
	2002	2001	2002	2001

Reported net income	$13,739	$7,104	$23,650	$(3,998)
Goodwill amortization	-	1,089	-	2,178

Adjusted net income	$13,739	$8,193	$23,650	$(1,820)

Basic net income (loss) per share:
Reported net income:	$0.16	$0.08	$0.27	$(0.05)
Goodwill amortization	-	0.01	-	0.03

Adjusted net income	$0.16	$0.09	$0.27	$(0.02)

Diluted net income (loss) per share:
Reported net income:	$0.15	$0.08	$0.26	$(0.05)
Goodwill amortization	-	0.01	-	0.03

Adjusted net income	$0.15	$0.09	$0.26	$(0.02)

Weighted average number of shares:
Basic	87,902	88,004	87,951	88,014

Diluted	90,046	89,941	90,788	88,014

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

4.     Intangible Assets

	As at August 31, 2002		As at February 28, 2002

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired Technology	$ 13,681	$ 10,024	$ 13,681	$ 8,720	20%
Deferred Compensation	8,945	8,581	8,945	8,286	Compensation Period

	22,626	$ 18,605	22,626	$17,006

	(18,605)		(17,006)

Net book value	$ 4,021		$ 5,620

Amortization of intangible assets was $722,000 and $1,351,000 in the quarters ended August 31, 2002 and August 31, 2001, respectively, and was $1,599,000 and $2,702,000 in the six months ended August 31, 2002 and August 31, 2001, respectively. The estimated amortization expense related to intangible assets is as follows ($000s):

2003 (Q3 to Q4)	$1,439
2004	2,575
2005	7

5.     Income Taxes

The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

6.     Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income (loss) per share is as follows: (000s except per share amounts)

	Three months ended August 31,		Six months ended August 31,

	2002	2001	2002	2001

Basic Net Income (Loss) per Share
Net income (loss)	$13,739	$7,104	$23,650	$(3,998)

Weighted average number of shares outstanding	87,902	88,004	87,951	88,014

Basic net income (loss) per share	$0.16	$0.08	$0.27	$(0.05)

Diluted Net Income (Loss) per Share
Net income (loss)	$13,739	$7,104	$23,650	$(3,998)

Weighted average number of shares outstanding	87,902	88,004	87,951	88,014
Dilutive effect of stock options	2,144	1,937	2,837	-

Adjusted weighted average number of shares outstanding	90,046	89,941	90,788	88,014

Diluted net income (loss) per share	$0.15	$0.08	$0.26	$(0.05)

For the six months ended August 31, 2001, the effect of converting stock options was antidilutive as a result of a net loss.

7.     Comprehensive Income

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The components of comprehensive income (loss) were as follows ($000's):

	Three months ended August 31,		Six months ended August 31,

	2002	2001	2002	2001

Net income (loss)	$13,739	$7,104	$23,650	$(3,998)
Other comprehensive income (expense):
Foreign currency translation adjustments	(3,105)	(1,006)	759	(1,876)

Comprehensive income (loss)	$10,634	$6,098	$24,409	$(5,874)

8.     Segmented Information

The Corporation has one reportable segment-computer software products.

9.      Secondary Offering

On July 16, 2002 the Corporation filed a final registration statement with the United States Securities and Exchange Commission and a Canadian prospectus with Canadian securities regulators for a secondary offering of 3,600,000 common shares at a price to the public of $17.50 per share. All of the common shares in the offering were sold by certain entities affiliated with Michael U. Potter. The Corporation did not receive any proceeds from the sale of the shares. The Corporation incurred costs related to the filing of this secondary offering and those costs were expensed during the quarter. Under this secondary offering, the Corporation repurchased 180,000 of its own shares at an aggregate purchase price of $3,150,000.

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

OVERVIEW

Cognos is a leading global provider of business intelligence software. Our solution helps improve business performance by enabling effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, customers can gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, accelerate corporate response times and, ultimately, increase revenues and profits. Our integrated solution consists of our suite of business intelligence components, analytical applications and performance management applications.

Our customers can strategically apply our software solution across the extended enterprise to address their need for corporate performance management (CPM). By allowing timely analysis of data from disparate systems, CPM enables organizations to measure execution against business strategy to ensure the two are aligned at all levels. Our solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, reporting, analysis, and scorecarding products.

RESULTS OF OPERATIONS

Revenue for the quarter ended August 31, 2002 was $129.1 million, an 11% increase from revenue of $116.3 million for the same quarter last year. Pretax income for the quarter ended August  31, 2002 was $20.2 million compared to pretax income of $10.1 million in the same quarter last year. Net income for the current quarter was $13.7 million compared to net income of $7.1 million for the same quarter last year. Diluted net income per share was $0.15 for the current quarter, compared to diluted net income per share of $0.08 for the same quarter last year. Basic net income per share was $0.16 and $0.08 for the quarters ending August 31, 2002 and August 31,  2001, respectively.

Revenue for the six months ended August 31, 2002 was $249.2 million, an 11% increase from revenue of $224.3 million for the same period last year. Pretax income for the six months ended August 31, 2002 was $34.8 million compared to pretax loss of $5.7 million in the same period last year. Net income for the current six months was $23.7 million compared to net loss of $4.0 million for the same period last year. Diluted net income per share was $0.26 for the current six months, compared to diluted net loss per share of $0.05 for the same period last year. Basic net income per share was $0.27 for the six-month period ending August 31, 2002 compared to basic net loss per share of $0.05 for the six-month period ending August 31, 2001. The results for the six months ended August 31, 2001 included a special charge of $12.8 million. During the quarter ended May 31, 2001 uncertain economic conditions affected our customers' information technology spending in our principal markets and therefore we undertook a restructuring plan to align our cost structure and operations to the economic environment prevalent at that time. Excluding the effect of this special charge, net income and diluted net income per share for the six months ended August 31, 2001 would have been $5.0 million and $0.06, respectively. This pro-forma information is provided f or comparability regarding our on-going operating performance and is unlikely to be comparable to any similar measures in the financial information filed by other issuers. The improvement in operating performance in the six months ended August 31, 2002 as compared to the same period in the previous year reflects the strength of our business model which is designed to fully engage the enterprise customer, the strength of our product offerings in the business intelligence ("BI") market, and changes in our internal costs attributable to the prior year's restructuring plan.

Total operating expenses for the quarter ended August 31, 2002 were $110.3 million, a 2% increase from operating expenses of $108.6 million for the same quarter last year. Operating margins for the quarter ended August 31, 2002 were 15%, compared to 7% for the same quarter last year.

Total operating expenses for the six months ended August 31, 2002 were $217.4 million, a 7% decrease from operating expenses of $235.1 million for the same period last year. Operating margins for the six months ended August 31, 2002 were 13%, compared to -5% for the same period last year. Excluding the effect related to the special charge discussed above, operating expenses in the six-month period ended August 31, 2001 would have been $222.3 million and operating margins would have been 1%. These special charges primarily related to involuntary employee separations. This pro-forma information is provided for greater comparability regarding our on-going operating performance and is unlikely to be comparable to any similar measures in the financial information filed by other issuers.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue				Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months	Six months
					ended August 31,
	2002	2001	2002	2001	2001 to 2002

Revenue	100.0%	100.0%	100.0%	100.0%	11.0%	11.1%

Operating expenses
Cost of product license	0.6	0.8	0.6	1.0	(25.8)	(30.0)
Cost of product support	3.9	3.3	3.8	3.6	30.2	15.8
Selling, general, and administrative	66 .3	73.4	67.3	77.6	0.3	(3.7)
Research and development	14.7	15.8	15.5	16.9	3.3	2.3
Special charges	0.0	0.0	0.0	5.7	*	*

Total operating expenses	85.5	93.3	87.2	104.8	1.6	(7.5)

Operating income	14.5	6.7	12.8	(4.8)	*	*
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)	*	*
Interest income	1.2	2.1	1.3	2.3	(32.8)	(38.3)

Income before taxes	15.6	8.7	14.0	(2.6)	*	*
Income tax provision	5.0	2.6	4.5	(0.8)	*	*

Net income	10.6%	6.1%	9.5%	(1.8)%	*	*

*-not meaningful

Revenue

Our total revenue was $129.1 million for the quarter ended August 31, 2002, an increase of $12.8 million or 11%, compared to the quarter ended August 31, 2001. Our total revenue was $249.2 million for the six months ended August 31, 2002, an increase of $24.9 million or 11% compared to the six months ended August 31, 2001.

Our total revenue was derived primarily from our suite of business intelligence products, principally Web versions of PowerPlay® and Impromptu® Contributing to a lesser extent were Cognos Finance, DecisionStream™, Cognos Visualizer, NoticeCast and our Analytical Application packages. At the end of fiscal 2002 we released Cognos Series 7, the latest integrated version of our suite of business intelligence components. We believe that enterprise-wide deployment of business intelligence products is the trend in the industry and that it will continue to increase as a percentage of our total revenue. An emerging trend in the market for business intelligence is the growing demand for pre-packaged solutions that shorten time to implementation and results. Our Analytic Applications address this trend as they extend the value of investments in Enterprise Resource Planning (ERP) and other operational systems. Total revenue (license, support, and services revenue) derived from our business intelligence products was $120.6 million in the quarter ended August 31, 2002, an increase of $13.8 million or 13%, and was $232.2 million for the six months ended August 31, 2002, an increase of $26.8 million or 13% when compared to the corresponding periods in the prior fiscal year. Total revenue from these business intelligence products was 93% and 92% of total revenue for the quarters ended August 31, 2002 and August 31, 2001, respectively. On a year-to-date basis, we derived 93% of total revenue from these products, compared to 92% in the corresponding period last year.

Total revenue (license, support, and services revenue) from our application development tools, PowerHouse© and Axiant©, was $8.5 million for the quarter ended August 31, 2002, a decrease of $1.0 million or 11%, and was $17.1 million for the six months ended August 31, 2002, a decrease of $1.9 million or 10% compared to the corresponding period in the prior fiscal year. We believe that, in the long-term, revenues from these products will continue to decline.

The overall change in total revenue from the three revenue categories in the quarter ended August 31, 2002 from August 31, 2001 was as follows: a 9% increase in product license revenue, a 20% increase in product support revenue, and an 1% decrease in services revenue. The change for the same categories for the six months was as follows: 12%, 18%, and -3%, respectively.

In the quarter ended August 31, 2002 the percentage of revenue from our three geographic regions, North America, Europe, and Asia/Pacific was 63%, 30%, and 7%, respectively as compared to 63%, 31%, and 6%, respectively for the comparative quarter ended August 31, 2001. On a year-to-date basis, for the same geographic regions the percentage of revenue was 64%, 29%, and 7% and 62%, 31%, and 7% for the periods ended August 31, 2002 and August 31, 2001, respectively. During the quarter ended August 31, 2002 revenue from North America increased 11%, revenue from Europe increased 10%, and revenue from Asia/Pacific increased by 18%. The growth for the same categories for the six months was as follows: 14%, 5%, and 9% respectively.

Our growth rate in Asia/Pacific for the three months ended August 31, 2002 reflects the significant growth in the Australia/New Zealand region during the quarter.

We operate internationally, with a substantial portion of our business conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations improved the overall revenue increase by approximately three and two percentage points for the quarter and six months ended August 31, 2002, respectively.

Product License Revenue

Product license revenue was $55.0 million in the quarter ended August 31, 2002, an increase of $4.4 million or 9%, and was $104.9 million for the six months ended August 31, 2002, an increase of $11.2 million or 12% compared to the corresponding periods in the prior fiscal year. The increase in product license revenue during the three and six months ended August 31, 2002 as compared to the same period in the prior year reflects the strength of our business model which is designed to fully engage the enterprise customer and the strength of our product offerings in the BI market. Additionally, during the three and six months ended August 31, 2001 uncertain economic conditions affected our customers’ information technology spending in our principal markets. This affected the sales of our business intelligence products in that period. Customer purchasing behaviour remains challenging in the current economic environment, however we believe that the long-term prospects for the business intelligence market are promising. Product license revenue accounted for 43% of total revenue in the three months ended August 31, 2002 compared to 44% for the corresponding period in the prior fiscal year, and accounted for 42% of total revenue in both the six months ended August 31, 2002 and the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $53.0 million for the quarter ended August 31, 2002, an increase of $4.7 million or 10%, and was $101.0 million for the six months ended August 31, 2002, an increase of $11.3 million or 13% compared to the corresponding periods in the prior fiscal year. Product license revenue from business intelligence products accounted for 96% and 95% of total product license revenue for the quarters ended August 31, 2002 and 2001. On a year-to-date basis, we derived 96% of product license revenue from these products, for both the current and prior period last year.

Product license revenue from application development tools was $2.1 million for the quarter ended August 31, 2002, a decrease of $0.3 million or 13%, and was $3.9 million for the six months ended August 31, 2002, a decrease of $0.1 million or 4% compared to the corresponding periods in the prior fiscal year. We believe the market trend is away from proprietary systems and host-based computing toward industry-standard systems, corporate intranets, extranets, client/server technology, and packaged application products. In the long term, we expect the trend of decreasing product license revenue from these products will continue.

Product Support Revenue
Product support revenue was $51.2 million in the quarter ended August 31, 2002, an increase of $8.7 million or 20%, and was $99.4 million for the six months ended August 31, 2002, an increase of $15.0 million or 18% compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts was the result of the positive rate of renewal of support contracts and the expansion of our customer base.

Product support revenue accounted for 40% and 37% of our total revenue in the quarters ended August 31, 2002 and 2001, respectively, and accounted for 40% of total revenue for the six months ended August 31, 2002 and 38% for the corresponding period in the prior fiscal year.

Total product support revenue from the business intelligence products comprised 88% and 83% of the total product support revenue for the quarters ended August 31, 2002 and 2001, respectively and comprised 87% and 83% of total product support revenue for the six months ended August 31, 2002 and August 31, 2001, respectively. Total support revenue from the business intelligence products increased by 27% in the quarter ended August 31, 2002, and total support revenue from the application development tools decreased by 12%, compared to the corresponding quarter in the prior fiscal year. For the six months ended August 31, 2002, total support revenue from the business intelligence products increased by 24%, whereas total support revenue from the application development tools decreased by 13%, compared to the corresponding period in the prior year.

Services Revenue
Services revenue (training, consulting, and other revenue) was $22.8 million in the quarter ended August 31, 2002, a decrease of $0.3 million or 1%, and was $44.9 million in the six months ended August 31, 2002 a decrease of $1.2 million or 3% compared to the corresponding periods in the prior fiscal year. Services revenue accounted for 18% of our total revenue for both the three and six months ended August 31, 2002 compared to 20% and 21% for the corresponding periods in the prior fiscal year.

In the quarter ended August 31, 2002, services revenue associated with the business intelligence products contributed $22.6 million, a decrease of $0.4 million or 2%, and was $44.4 million, a decrease of $1.4 million or 3% in the six months ended August 31, 2001 compared to the corresponding periods in the prior fiscal year. The uncertain economic conditions, particularly in the later half of 2001, affected our ability to offer services and our customers’ appetite to consume them. The decrease in the dollar amounts was primarily attributable to a decrease in education revenue offset by a slight increase in consulting revenue. However, services revenue has shown sequential quarterly increases since our quarter ended November 30, 2001. As a result we believe our customers’ demand for our services associated with our business intelligence products, and our ability to provide them is recovering. Total services revenue associated with our application development tools for the quarter was $0.2 million, a $0.1 million increase from the corresponding period in the prior fiscal year and was $0.5 million for the six months ended August 31, 2002, an increase $0.2 million from the same period last year.

Service revenue associated with business intelligence products contributed 99% of the total services revenue for both the quarter and six months ended August 31, 2002 consistent with both corresponding periods in the prior fiscal year.

Cost of Product License

The cost of product license consists primarily of royalities for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $0.7 million, a decrease of $0.2 million or 26% in the quarter ended August 31, 2002, and was $1.4 million in the six months ended August 31, 2001, a decrease of $0.6 million or 30% compared to the corresponding periods in the prior fiscal year. These costs represented 1% of product license revenue for both the quarter and six months ended August 31, 2002, as compared to 2% of product license revenue for both of the corresponding periods in the prior fiscal year, respectively. The decrease in these costs was the result of decreases in materials and distribution costs.

Cost of Product Support

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $5.0 million, an increase of $1.2 million or 30% in the quarter ended August 31, 2002, and was $9.4 million, an increase of $1.3 million or 16% in the six months ended August 31, 2002 compared to the corresponding periods in the prior fiscal year.

The cost of product support represented 10% of total product support revenue for both the quarter and six months ended August 31, 2002 as compared to 9% and 10% for the corresponding periods in prior fiscal year, respectively. The increase in the cost of product support is the result of increases in telesupport and websupport costs as well as increases in the cost of materials associated with enhancement releases, offset slightly by decreases in royalty costs.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses were $85.6 million, an increase of $0.3 million in the quarter ended August 31, 2002, and were $167.8 million, a decrease of $6.4 million or 4% in the six months ended August 31, 2002 compared to the corresponding periods in the prior fiscal year. These costs decreased as a percentage of revenue, representing 66% and 67% for the three and six months ended August 31, 2002, respectively compared to 73% and 78% for the corresponding periods in the prior fiscal year.

The increase in these expenses in the three months ended August 31, 2002 was predominantly the result of increases in compensation costs and services purchased externally offset by decreases in amortization expense. For the six months ended August 31, 2002 the decrease in selling, general, and administrative expenses was the result of decreases in staff development costs and amortization expense, offset by increased compensation costs. The average number of employees within selling, general, and administrative increased by 4% and decreased by 2% for the three and six months ended August 31, 2002, respectively when compared to the corresponding period in the prior fiscal year. Amortization expense in the three and six months ended August 31, 2002 decreased by $2.1 million and $4.2 million, respectively, from the same periods last year, as a result of certain intangible assets becoming fully amortized and the result of the implementation of the non-amortization provisions of SFAS No. 142 (See Note 3 of the Condensed Notes to the Consolidated Financial Statements).

Research and Development

Research and development (R&D) costs were $19.0 million, an increase of $0.6 million or 3% in the quarter ended August 31, 2002 and were $38.7 million, and increase of $0.9 million or 2% in the six months ended August 31, 2002 compared to the corresponding periods in the prior fiscal year. The increase for the quarter was predominantly the result of increases in compensation costs, whereas the increase for the six months ended was the result of increases in compensation cost and increases associated with services purchased externally. The average number of employees within R&D increased 3% for the three months ended August 2002, and decreased 1% for the six months ended August 31, 2002 when compared to the corresponding periods of the prior year.

During the quarter ended August 31, 2002, we continued to invest in R&D activities for our next generation of business intelligence solutions including investment in our CPM vision. During the quarter ended August 31, 2002 we released Cognos Finance 6.0, a comprehensive budgeting, consolidation, planning and forecasting solution providing users with Web-based access to financial analysis. We also released Cognos Web Services, a universal integration platform for extending Cognos Series 7 business intelligence into other applications and environments.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the quarters ended August 31, 2002 and August 31, 2001. Costs were not deferred in the period because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Special Charges

Business Restructuring Charge
During the quarter ended May 31, 2001, we implemented a restructuring plan to align our cost structure and operations to the prevailing economic environment, resulting in a pretax business restructuring charge to earnings of $12.8 million. Business restructuring charges primarily related to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impacted all functional groups and geographic regions. In the fourth quarter of fiscal 2002, $2.6 million of the original accrual was reversed into income as a result of revisions to prior cost assumptions.

Cost savings as a result of the restructuring plan affect compensation, amortization, and lease expenses. This decrease in costs primarily impacts selling, general, and administration expense and research and development expense. The expense reductions took effect in the second quarter of fiscal 2002. The restructuring was substantially complete by the quarter ended May 31, 2002.

Interest Income and Expense

Net interest income was $1.4 million, a decrease of $0.9 million or 38% in the quarter ended August 31, 2002, and was $3.0 million, a decrease of $2.1 million or 41% in the six months ended August 31, 2002 compared to the corresponding periods in the prior fiscal year. The decrease was primarily attributable to a decrease in the average effective interest rates partially offset by the larger average portfolio.

Income Tax Provision

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In the three and six months ended August 31, 2002, we recorded an income tax provision of $6.5 million and $11.1 million, respectively representing an effective income tax rate of 32%. In the three months ended August 31, 2001 we recorded in income tax provision of $3.0 million and for the six-month period ended August 31, 2001 we recorded an income tax recovery of $1.7 million. These represented an effective income tax rate of 29.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2002 we had $331.3 million in cash, cash equivalents, and short-term investments, an increase of $16.7 million from February 28, 2002. In addition, we have in place an unsecured credit facility that includes an operating line and foreign exchange conversion facilities. The operating line permits us to borrow funds or issue letters of credit or guarantee up to Cdn$15.0 (US$9.6) million, subject to certain covenants. As of August 31, 2002, there were no direct borrowings under this operating line. As discussed further below, we have foreign exchange conversion facilities that allow us to hold foreign exchange contracts of approximately Cdn$130.0 (US$83.4) million outstanding at any one time.

As of August 31, 2002, we had a total of $13.1 million of long-term liabilities (including the current portion presented in accrued charges), consisting of amounts due related to the settlement of a patent litigation and other long-term liabilities related to acquisitions. Patent litigation settlement payments of $11.8 million were made in the quarter ended August 31, 2002. Payments of approximately $1.8 million will be made each quarter for the next seven quarters in relation to the settlement.

As of August 31, 2002, working capital was $241.5 million, an increase of $14.0 million from February 28, 2002. The increase was primarily due to increases in cash and cash equivalents and decreases in accounts payable and accrued charges which were partially offset by decreases in short-term investments and accounts receivable. The days sales outstanding ratio, calculated based on ending accounts receivable balances and quarterly revenue (“DSO”), was 59 days as at August 31, 2002 as compared with DSO of 72 days as at February 28, 2002.

Cash provided by operating activities (after changes in non-cash working capital items) for the six months ended August 31, 2002 was $33.5 million, a $3.9 million decrease when compared to the corresponding period in the prior fiscal year. During the six months ended August 31, 2002 we reported a net income of $23.7 million as compared to a net loss of $4.0 million in the same period in the prior year. However, during the six months ended the August 31, 2002 the cash provided by this income was offset by significant discharges of liabilities such as accounts payable, accrued charges, and deferred revenue. Comparatively, the net loss in the six months ended August 31, 2001 was offset by decreases in accounts receivable.

Cash provided by investing activities was $73.0 million for the six months ended August 31, 2002 compared to $23.0 million in the corresponding period in the prior fiscal year. During the current six-month period, we received $80.7 million related to the maturity of short-term investments (net of investments in short-term investments) compared to $31.3 million in the corresponding period in the prior fiscal year. During the six-month period ended August 31, 2002 additions to fixed assets were $7.8 million as compared to $8.4 million for the corresponding period in fiscal 2001. Additions during both quarters were primarily computer hardware and software.

Cash used in financing activities was $10.5 million for the six months ended August 31, 2002 compared to cash used in financing activities of $4.4 million in the corresponding period in the prior fiscal year. We issued 429,000 common shares, valued at $5.5 million, during the six months ended August 31, 2002, compared to the issue of 471,000 shares valued at $5.4 million during the corresponding period in the prior fiscal year. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors. Financing activities for the six-month period ended August 31, 2002 included the repurchase of our own shares in the open market. We repurchased 568,000 shares at a cost of $13.1 million; in comparison, we repurchased 615,000 shares at a cost of $10.0 million in the corresponding period in the prior fiscal year.

The share repurchases in the current six-month period ended August 31, 2002 included shares purchased as part of an open market share repurchase program, as well as shares purchased under our secondary offering of common shares (See Note 9 of the Condensed Notes to the Consolidated Financial Statements). In October 2001, we adopted a program that enabled us to purchase up to 4,400,943 common shares (not more than 5% of those issued and outstanding) between October 9, 2001 and October 8, 2002. Purchases were made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. All repurchased shares will be cancelled.

On October 3, 2002 we announced a new stock repurchase program that will enable us to purchase up to 4,398,820 common shares (not more than 5% of those shares issued and outstanding) between October 9, 2002 and October 8, 2003. Any purchases will be done on The Toronto Stock Exchange or The Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares will be cancelled.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore do not anticipate non-performance by these counterparties. We limit these foreign exchange forward contracts to a maximum term of six months. The amount of the exposure on account of any nonperformance is restricted to the unrealized gains in such contracts. As of August 31, 2002, we had foreign exchange forward contracts, with maturity dates ranging from September 26, 2002 to November 27, 2002, to exchange various foreign currencies in the amount of $14.0 million.

We believe that our current cash, cash equivalents, and short term investments balance and funds generated from operations, if any, will be adequate to finance operations and meet any capital requirements over the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements, expressed or implied, relating to, among other things, our expectations concerning future financial performance and continuing business momentum, future growth opportunities, the success and soundness of our business model and our sales, marketing, and technology strategies; the trends and opportunities in the business intelligence ("BI") marketplace; the development, introduction, shipment, and marketing of our current and future products; and our leadership position in the BI market.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to: our ability to develop and introduce new products and enhancements in the BI software market; the impact of global economic conditions on our business and our ability to implement timely and appropriate remedial measures; our ability to obtain and close sales, particularly large enterprise transactions; our ability to select and implement appropriate business models and strategies; our ability to achieve and maintain revenue growth or to anticipate a decline in revenue from any of our products or services; fluctuations in our quarterly and annual operating results based on historical patterns, which may cause our stock price to fluctuate or decline; rapid technological change in the BI software market; new product introductions and enhancements by competitors; changing customers demands; our ability to establish and maintain competitive advantage; our reliance on partners and other third party distribution channels to market and distribute our products; our ability to maintain or obtain third-party technology licenses relating to one or more of our products; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; and our ability to identify, pursue, and complete acquisitions which could divert management attention and financial resources and not produce desired business results. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. A detailed discussion of each of these risk factors is contained under the heading “Certain Factors That May Affect Future Results” in our most recent Annual Report on Form 10-K and under the heading “Risk Factors” in our Form F-10 Registration Statement, each of which is filed with the United States Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is security of principal. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. For the quarter ended August 31, 2002, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the German mark, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of August 31, 2002, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.
The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b) Changes in internal controls
There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is not a party to any litigation that, in the opinion of management, could reasonably be expected to have material adverse impact on the Corporation’s financial position.

In addition, we and our subsidiaries may, from time to time be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

99	Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement
99.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended August 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

October 11, 2002	/s/ Tom Manley

Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

CERTIFICATIONS

I, Renato Zambonini, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cognos Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 11, 2002	/s/ Renato Zambonini

Date	Renato Zambonini, Chief Executive Officer

I, Tom Manley, Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cognos Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 11, 2002	/s/ Tom Manley

Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles	29-38
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement	39-40
99.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	41
99.3	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	42