Form 10-Q
period 2002-11-30
COGNOS INC
filed 2003-01-14
CIK 746782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES     X   NO

The number of shares outstanding of the registrant's only class of Common Stock as of December 31, 2002, was 87,931,142.

COGNOS INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2002	2001	2002	2001

Revenue
Product license	$ 62,223	$ 59,114	$167,097	$ 152,835
Product support	52,853	44,578	152,269	129,005
Services	22,998	20,489	67,942	66,670

Total revenue	138,074	124,181	387,308	348,510

Operating expenses
Cost of product license	722	847	2,170	2,915
Cost of product support	5,240	3,825	14,682	11,981
Selling, general, and administrative	85,850	84,943	253,677	259,127
Research and development	18,264	17,579	56,991	55,424
Special charges	-	-	-	12,798

Total operating expenses	110,076	107,194	327,520	342,245

Operating income	27,998	16,987	59,788	6,265
Interest expense	(211)	(88)	(442)	(257)
Interest income	1,521	1,947	4,741	7,167

Income before taxes	29,308	18,846	64,087	13,175
Income tax provision	9,379	5,560	20,508	3,887

Net income	$ 19,929	$ 13,286	$ 43,579	$ 9,288

Net income per share
Basic	$0.23	$0.15	$0.50	$0.11

Diluted	$0.22	$0.15	$0.48	$0.10

Weighted average number of shares (000s)
Basic	87,845	87,488	87,916	87,840

Diluted	89,882	89,456	90,487	89,980

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, US GAAP)

	November 30, 2002	February 28, 2002

Assets	(Unaudited)
Current assets
Cash and cash equivalents	$176,542	$192,900
Short-term investments	161,561	121,629
Accounts receivable	102,397	114,059
Inventories	566	537
Prepaid expenses	6,285	6,765
Deferred tax assets	5,759	6,404

	453,110	442,294
Fixed assets	58,586	59,008
Goodwill	15,523	15,230
Intangible assets	3,262	5,620

	$530,481	$522,152

Liabilities
Current liabilities
Accounts payable	$ 22,678	$ 26,387
Accrued charges	25,771	34,210
Salaries, commissions, and related items	39,780	37,453
Income taxes payable	2,936	6,167
Deferred revenue	99,607	110,504

	190,772	214,721
Long-term liabilities	3,440	9,131
Deferred income taxes	6,687	3,127

	200,899	226,979

Stockholders’ Equity
Capital stock
Common shares (November 30, 2002 – 87,863,382; February 28, 2002 - 87,997,220)	160,373	151,637
Retained earnings	183,962	158,762
Accumulated other comprehensive income	(14,753)	(15,226)

	329,582	295,173

	$530,481	$522,152

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2002	2001	2002	2001

Cash provided by (used in) operating activities
Net income	$ 19,929	$ 13,286	$ 43,579	$ 9,288
Non-cash items
Depreciation and amortization	5,242	8,053	15,247	22,581
Amortization of deferred stock-based compensation	148	504	518	1,658
Amortization of other deferred compensation	119	606	415	1,938
Deferred income taxes	4,389	(309)	3,659	(2,127)
Loss on disposal of fixed assets	8	43	109	583

	29,835	22,183	63,527	33,921
Change in non-cash working capital
Decrease (increase) in accounts receivable	(18,157)	(6,116)	15,642	44,870
Decrease (increase) in inventory	203	48	(12)	192
Decrease in prepaid expenses	1,484	366	867	1,911
Decrease (increase) in income tax assets	-	2,768	-	(5,526)
Increase (decrease) in accounts payable	4,259	(1,631)	(4,458)	(3,745)
Increase (decrease) in accrued charges	(355)	3,911	(9,755)	9,899
Increase in salaries, commissions, and related items	3,390	3,410	935	5,944
Increase (decrease) in income taxes payable	154	(144)	(3,045)	(16,747)
Decrease in deferred revenue	(5,484)	(2,123)	(14,903)	(10,693)

	15,329	22,672	48,798	60,026

Cash provided by (used in) investing activities
Maturity of short-term investments	19,851	56,557	190,232	235,743
Purchase of short-term investments	(139,146)	(83,144)	(228,789)	(232,035)
Additions to fixed assets	(3,559)	(2,026)	(11,328)	(10,401)

	(122,854)	(28,613)	(49,885)	(6,693)

Cash provided by (used in) financing activities
Issue of common shares	4,106	1,645	9,831	7,073
Repurchase of shares	(6,850)	(9,994)	(19,992)	(19,992)
Increase in long-term debt and long-term liabilities	(2,361)	(806)	(5,464)	(645)

	(5,105)	(9,155)	(15,625)	(13,564)

Effect of exchange rate changes on cash	72	(977)	354	(826)

Net increase (decrease) in cash and cash equivalents	(112,558)	(16,073)	(16,358)	38,943
Cash and cash equivalents, beginning of period	289,100	170,309	192,900	115,293

Cash and cash equivalents, end of period	176,542	154,236	176,542	154,236
Short-term investments, end of period	161,561	113,881	161,561	113,881

Cash, cash equivalents, and short-term investments, end of period	$338,103	$268,117	$338,103	$268,117

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

During the three and nine months ended November 30, 2002 there were additions to goodwill of $115,000 and $293,000, respectively, related to additional consideration paid to the former shareholders of Teijin Cognos Incorporated (TCI). This additional consideration was based on the net revenue of TCI during each quarter.

Under SFAS 142 Goodwill and Other Intangible Assets, which the Corporation implemented March 1, 2002, goodwill will no longer be amortized but will be subject to an annual impairment test. The Corporation performed the required impairment tests of goodwill as of March 1, 2002. The effect of these tests was not material on the earnings and financial position of the Corporation.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the non-amortization provision of SFAS Nos. 142 had been in effect beginning March 1, 2001 the effect would have been as follows (000’s except per share amounts):

	Three months ended November 30,		Nine months ended November 30,
	2002	2001	2002	2001

Reported net income	$19,929	$13,286	$43,579	$9,288
Goodwill amortization	-	1,089	-	3,267

Adjusted net income	$19,929	$14,375	$43,579	$12,555

Basic net income per share:
Reported net income:	$0.23	$0.15	$0.50	$0.11
Goodwill amortization	-	0.01	-	0.03

Adjusted net income	$0.23	$0.16	$0.50	$0.14

Diluted net income per share:
Reported net income:	$0.22	$0.15	$0.48	$0.10
Goodwill amortization	-	0.01	-	0.04

Adjusted net income	$0.22	$0.16	$0.48	$0.14

Weighted average number of shares:
Basic	87,845	87,488	87,916	87,840

Diluted	89,882	89,456	90,487	89,980

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

4.	Intangible Assets

	As at November 30, 2002		As at February 28, 2002

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired Technology	$ 13,681	$ 10,664	$ 13,681	$ 8,720	20%
Deferred Compensation	8,945	8,700	8,945	8,286	Compensation Period

	22,626	$ 19,364	22,626	$17,006

	(19,364)		(17,006)

Net book value	$ 3,262		$ 5,620

Amortization of intangible assets was $759,000 and $1,290,000 in the quarters ended November 30, 2002 and November 30, 2001, respectively, and was $2,358,000 and $3,993,000 in the nine months ended November 30, 2002 and November 30, 2001, respectively. The estimated amortization expense related to intangible assets is as follows ($000s):

2003 (Q4)	$ 680
2004	2,575
2005	7

5.	Income Taxes

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

	Three months ended November 30,		Nine months ended November 30,

	2002	2001	2002	2001

Basic Net Income per Share
Net income	$19,929	$13,286	$43,579	$9,288

Weighted average number of shares outstanding	87,845	87,488	87,916	87,840

Basic net income per share	$0.23	$0.15	$0.50	$0.11

Diluted Net Income per Share
Net income	$19,929	$13,286	$43,579	$9,288

Weighted average number of shares outstanding	87,845	87,488	87,916	87,840
Dilutive effect of stock options	2,037	1,968	2,571	2,140

Adjusted weighted average number of shares outstanding	89,882	89,456	90,487	89,980

Diluted net income per share	$0.22	$0.15	$0.48	$0.10

7.	Comprehensive Income

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

        The components of comprehensive income were as follows ($000’s):

	Three months ended November 30,		Nine months ended November 30,

	2002	2001	2002	2001

Net income	$19,929	$13,286	$43,579	$ 9,288
Other comprehensive income (expense):
Foreign currency translation adjustments	(286)	(1,555)	473	(3,431)

Comprehensive income	$19,643	$11,731	$44,052	$ 5,857

8.	Segmented Information

The Corporation has one reportable segment—computer software products.

9.	Secondary Offering

On July 16, 2002 the Corporation filed a final registration statement with the United States Securities and Exchange Commission and a Canadian prospectus with Canadian securities regulators for a secondary offering of 3,600,000 common shares at a price to the public of $17.50 per share. All of the common shares in the offering were sold by certain entities affiliated with Michael U. Potter. The Corporation did not receive any proceeds from the sale of the shares. The Corporation incurred costs related to the filing of this secondary offering and those costs were expensed during the quarter ended August 31, 2002. Under this secondary offering, the Corporation repurchased 180,000 of its own shares at an aggregate purchase price of $3,150,000.

10.	Subsequent Event

On January 10, 2003, subsequent to the quarter ended November 30, 2002, the Corporation completed the acquisition of privately-held Adaytum, Inc. (“Adaytum”), based in Minneapolis, Minnesota. Adaytum is a leading global provider of enterprise performance planning software. The Corporation entered into an Agreement and Plan of Reorganisation dated December 19, 2002 (the “Merger Agreement”). The total merger consideration is approximately $157 million, after adjustments provided for in the Merger Agreement. In addition, the Corporation assumed certain stock options that were outstanding under Adaytum’s stock option plan.

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

OVERVIEW

Cognos is a leading global provider of business intelligence software. Our solution helps improve business performance by enabling effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, customers can gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, accelerate corporate response times and, ultimately, increase revenues and profits. Our integrated solution consists of our suite of business intelligence components, analytical applications, and performance management applications. To complement this solution, on January 10, 2003, subsequent to the quarter ended November 30, 2002, we acquired privately-held Adaytum, Inc., a leading global provider of enterprise performance planning software.

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

RESULTS OF OPERATIONS

Revenue for the quarter ended November 30, 2002 was $138.1 million, an 11% increase from revenue of $124.2 million for the same quarter last year. Pretax income for the quarter ended November 30, 2002 was $29.3 million, compared to pretax income of $18.8 million in the same quarter last year. Net income for the current quarter was $19.9 million, compared to net income of $13.3 million for the same quarter last year. Diluted net income per share was $0.22 for the current quarter, compared to diluted net income per share of $0.15 for the same quarter last year. Basic net income per share was $0.23 and $0.15 for the quarters ending November 30, 2002 and November 30, 2001, respectively.

Revenue for the nine months ended November 30, 2002 was $387.3 million, an 11% increase from revenue of $348.5 million for the same period last year. Pretax income for the nine months ended November 30, 2002 was $64.1 million, compared to pretax income of $13.2 million in the same period last year. Net income for the current nine months was $43.6 million compared to net income of $9.3 million for the same period last year. Diluted net income per share was $0.48 for the nine months ended November 30, 2002, compared to $0.10 for the same period last year. Basic net income per share was $0.50 for the nine-month period ending November 30, 2002 compared to $0.11 for the same period last year. The results for the nine months ended November 30, 2001 included a special charge of $12.8 million. During the quarter ended May 31, 2001 uncertain economic conditions affected our customers’ information technology spending in our principal markets and therefore we undertook a restructuring plan to align our cost structure and operations to the economic environment prevalent at that time. Excluding the effect of this special charge, pro-forma net income for the nine months ended November 30, 2001 would have been $18.3 million. This pro-forma information is provided for comparability regarding our on-going operating performance and is unlikely to be comparable to any similar measures in the financial information filed by other issuers. Management uses this pro-forma measure to analyze our on-going operations and believes that it is useful to investors in comparing the period-to-period performance of our core business operations. The improvement in operating performance in the nine months ended November 30, 2002 as compared to the same period in the previous year reflects the strength of our business model which is designed to fully engage the enterprise customer, the strength of our product offerings in the business intelligence (“BI”) market, and changes in our internal costs attributable to ongoing expense management and the prior year’s restructuring plan.

Total operating expenses for the quarter ended November 30, 2002 were $110.1 million, a 3% increase from operating expenses of $107.2 million for the same quarter last year. Operating margin for the quarter ended November 30, 2002 was 20%, compared to 14% for the same quarter last year.

Total operating expenses for the nine months ended November 30, 2002 were $327.5 million, a 4% decrease from operating expenses of $342.2 million for the same period last year. Operating margin for the nine months ended November 30, 2002 was 15%, compared to 2% for the same period last year. Excluding the effect related to the special charge discussed above, pro-forma operating expenses in the nine-month period ended November 30, 2001 would have been $329.4 million and pro-forma operating margin would have been 5%. These special charges primarily related to involuntary employee separations. This pro-forma information is provided for greater comparability regarding our on-going operating performance and is unlikely to be comparable to any similar measures in the financial information filed by other issuers. Management uses these pro-forma measures to analyze our on-going operations and believes that it is useful to investors in comparing the period-to-period performance of our core business operations.

The following table sets out, for the periods indicated, a reconciliation of certain GAAP financial measures to pro-forma financial measures discussed above (000s except percentages):

	Three months ended November 30,		Nine months ended November 30,

	2002	2001	2002	2001

Reported operating expenses	$110,076	$107,194	$327,520	$342,245
Special charges	-	-	-	(12,798)

Pro-forma operating expenses	$110,076	$107,194	$327,520	$329,447

Reported operating margins	20%	14%	15%	2%
Special charges margin adjustment	-	-	-	3%

Pro-forma operating margins	20%	14%	15%	5%

Reported net income	$19,929	$13,286	$43,579	$ 9,288
Special charges (after tax)	-	-	-	9,023

Pro-forma net income	$19,929	$13,286	$43,579	$18,311

We operate internationally, with a substantial portion of our business conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations improved the overall revenue growth by approximately three and two percentage points for the quarter and nine months ended November 30, 2002, respectively, and increased the growth in operating expense by two percentage points for both the quarter and nine-months ended November 30, 2002.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue				Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months	Nine months
					ended November 30,
	2002	2001	2002	2001	2001 to 2002

Revenue	100.0%	100.0%	100.0%	100.0%	11.2%	11.1%

Operating expenses
Cost of product license	0.5	0.7	0.6	0.8	(14.8)	(25.6)
Cost of product support	3.8	3.1	3.8	3.4	37.0	22.5
Selling, general, and administrative	62.2	68.4	65.5	74.4	1.1	(2.1)
Research and development	13.2	14.1	14.7	15.9	3.9	2.8
Special charges	0.0	0.0	0.0	3.7	*	*

Total operating expenses	79.7	86.3	84.6	98.2	2.7	(4.3)

Operating income	20.3	13.7	15.4	1.8	64.8	*
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)	*	72.0
Interest income	1.1	1.6	1.2	2.1	(21.9)	(33.9)

Income before taxes	21.2	15.2	16.5	3.8	55.5	*
Income tax provision	6.8	4.5	5.2	(1.1)	68.7	*

Net income	14.4%	10.7%	11.3%	2.7%	50.0%	*

*- not meaningful

Revenue

Our total revenue was $138.1 million for the quarter ended November 30, 2002, an increase of $13.9 million or 11%, compared to the quarter ended November 30, 2001. Our total revenue was $387.3 million for the nine months ended November 30, 2002, an increase of $38.8 million or 11% compared to the nine months ended November 30, 2001.

Our total revenue was derived primarily from our suite of business intelligence products, principally Web versions of PowerPlay® and Impromptu®. Contributing to a lesser extent were Cognos Visualizer, Cognos Finance, Cognos Query, DecisionStream™, NoticeCast and our Analytical Application packages. At the end of fiscal 2002 we released Cognos Series 7, the latest integrated version of our suite of business intelligence components. We believe that enterprise-wide deployment of business intelligence products is the trend in the industry and that it will continue to increase as a percentage of our total revenue. An emerging trend in the market for business intelligence is the growing demand for pre-packaged solutions that shorten time to implementation and results. Our Analytic Applications address this trend as they extend the value of investments in Enterprise Resource Planning (ERP) and other operational systems. Total revenue (license, support, and services revenue) derived from our business intelligence products was $130.3 million in the quarter ended November 30, 2002, an increase of $16.2 million or 14%, and was $362.5 million for the nine months ended November 30, 2002, an increase of $42.9 million or 13% when compared to the corresponding periods in the prior fiscal year. Total revenue from these business intelligence products was 94% and 92% of total revenue for the quarters ended November 30, 2002 and November 30, 2001, respectively. On a year-to-date basis, we derived 94% of total revenue from these products, compared to 92% in the corresponding period last year.

Total revenue (license, support, and services revenue) from our application development tools, PowerHouse® and Axiant®, was $7.8 million for the quarter ended November 30, 2002, a decrease of $2.3 million or 23%, and was $24.8 million for the nine months ended November 30, 2002, a decrease of $4.1 million or 14% compared to the corresponding period in the prior fiscal year. We believe that, in both the short and long-term, revenues from these products will continue to decline.

The overall change in total revenue from the three revenue categories in the quarter ended November 30, 2002 from November 30, 2001 was as follows: a 5% increase in product license revenue, a 19% increase in product support revenue, and an 12% increase in services revenue. The change for the same categories for the nine months was as follows: 9%, 18%, and 2%, respectively.

In the quarter ended November 30, 2002 the percentage of revenue from our three geographic regions, North America (includes Latin America), Europe (consists of UK and Continental Europe), and Asia/Pacific (consists of Australia and countries in the Far East) was 61%, 32%, and 7%, respectively as compared to 62%, 31%, and 7%, respectively for the comparative quarter ended November 30, 2001. On a year-to-date basis, for the same geographic regions the percentage of revenue was 63%, 30%, and 7% and 62%, 31%, and 7% for the periods ended November 30, 2002 and November 30, 2001, respectively. During the quarter ended November 30, 2002 revenue from North America increased 9%, revenue from Europe increased 14%, and revenue from Asia/Pacific increased by 21%. The growth for the same categories for the nine months was as follows: 12%, 8%, and 13% respectively.

Our growth rate in Asia/Pacific for the three months ended November 30, 2002 reflects the growth in Singapore and the Australia/New Zealand region during the quarter. Our growth rate in Europe for the quarter reflects growth in the UK as well as Northern Europe.

Product License Revenue

Product license revenue was $62.2 million in the quarter ended November 30, 2002, an increase of $3.1 million or 5%, and was $167.1 million for the nine months ended November 30, 2002, an increase of $14.3 million or 9% compared to the corresponding periods in the prior fiscal year. The increase in product license revenue during the three and nine months ended November 30, 2002 as compared to the same period in the prior year reflects the strength of our business model which is designed to fully engage the enterprise customer and the strength of our product offerings in the BI market. Additionally, during the three and nine months ended November 30, 2001 uncertain economic conditions affected our customers’ information technology spending in our principal markets. This affected the sales of our business intelligence products in that period. Customer purchasing behavior remains challenging in the current economic environment, however we believe that the long-term prospects for the business intelligence market are promising. Product license revenue accounted for 45% of total revenue in the three months ended November 30, 2002 compared to 48% for the corresponding period in the prior fiscal year, and accounted for 43% of total revenue in the nine months ended November 30, 2002 and 44% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $60.3 million for the quarter ended November 30, 2002, an increase of $3.8 million or 7%, and was $161.3 million for the nine months ended November 30, 2002, an increase of $15.1 million or 10% compared to the corresponding periods in the prior fiscal year. Product license revenue from business intelligence products accounted for 97% and 96% of total product license revenue for the quarters ended November 30, 2002 and 2001. On a year-to-date basis, we derived 97% of product license revenue from these products as compared to 96% in the corresponding period in the prior fiscal year.

Product license revenue from application development tools was $1.9 million for the quarter ended November 30, 2002, a decrease of $0.7 million or 27%, and was $5.8 million for the nine months ended November 30, 2002, a decrease of $0.9 million or 13% compared to the corresponding periods in the prior fiscal year. We believe in both the short and long term, the trend of decreasing product license revenue from these products will continue.

Product Support Revenue

Product support revenue was $52.9 million in the quarter ended November 30, 2002, an increase of $8.3 million or 19%, and was $152.3 million for the nine months ended November 30, 2002, an increase of $23.3 million or 18% compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts was the result of the positive rate of renewal of support contracts and the expansion of our customer base.

Product support revenue accounted for 38% and 36% of our total revenue in the quarters ended November 30, 2002 and 2001, respectively, and accounted for 39% of total revenue for the nine months ended November 30, 2002 and 37% for the corresponding period in the prior fiscal year.

Product support revenue from the business intelligence products comprised 89% and 84% of the product support revenue for the quarters ended November 30, 2002 and 2001, respectively and comprised 88% and 83% of product support revenue for the nine months ended November 30, 2002 and November 30, 2001, respectively. Support revenue from the business intelligence products increased by 26% in the quarter ended November 30, 2002, and support revenue from the application development tools decreased by 19%, compared to the corresponding quarter in the prior fiscal year. For the nine months ended November 30, 2002, support revenue from the business intelligence products increased by 25%, whereas support revenue from the application development tools decreased by 15%, compared to the corresponding period in the prior year.

Services Revenue

Services revenue (training, consulting, and other revenue) was $23.0 million in the quarter ended November 30, 2002, an increase of $2.5 million or 12%, and was $67.9 million in the nine months ended November 30, 2002 an increase of $1.3 million or 2% compared to the corresponding periods in the prior fiscal year. Services revenue accounted for 17% and 18% of our total revenue for the three and nine months ended November 30, 2002, respectively, as compared to 16% and 19% for the corresponding periods in the prior fiscal year.

In the quarter ended November 30, 2002, services revenue associated with the business intelligence products contributed $22.8 million, an increase of $2.7 million or 13%, and was $67.2 million, an increase of $1.3 million or 2% in the nine months ended November 30, 2001 compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts was primarily attributable to an increase in consulting revenue partially offset by a decrease in education revenue. During the three and nine months ended November 30, 2001 uncertain economic conditions affected our customers’ information technology spending in our principal markets. This affected the sales of, and services revenue from our business intelligence products in that period. Customer purchasing behavior remains challenging in the current economic environment, however we believe that the long-term prospects for the business intelligence market are promising. Total services revenue associated with our application development tools for the quarter was $0.2 million, a $0.2 million decrease from the corresponding period in the prior fiscal year and was $0.7 million for the nine months ended November 30, 2002, an immaterial decrease from the same period last year.

Service revenue associated with business intelligence products contributed 99% of the total services revenue for both the quarter and nine months ended November 30, 2002. Comparatively, services revenue associated with business intelligence products contributed 98% of services revenue for the quarter and nine months ended November 30, 2001.

Cost of Product License

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $0.7 million, a decrease of $0.1 million or 15% in the quarter ended November 30, 2002, and was $2.2 million in the nine months ended November 30, 2001, a decrease of $0.7 million or 26% compared to the corresponding periods in the prior fiscal year. These costs represented 1% of product license revenue for both the quarter and nine months ended November 30, 2002, as compared to 1% of product license revenue for the quarter ended November 30, 2001 and 2% of product license revenue for the nine months ended November 30, 2001. The decrease in these costs was the result of decreases in materials and distribution costs.

Cost of Product Support

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $5.2 million, an increase of $1.4 million or 37% in the quarter ended November 30, 2002, and was $14.7 million, an increase of $2.7 million or 23% in the nine months ended November 30, 2002 compared to the corresponding periods in the prior fiscal year.

The cost of product support represented 10% of total product support revenue for both the quarter and nine months ended November 30, 2002 as compared to 9% for both of the corresponding periods in prior fiscal year. The increase in the cost of product support is the result of increases in telesupport and websupport costs as we brought in additional resources to enhance our customer service through the web and telephonic support systems. This increase was offset slightly by a decrease in royalty costs.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses were $85.9 million, an increase of $0.9 million or 1% in the quarter ended November 30, 2002, and were $253.7 million, a decrease of $5.5 million or 2% in the nine months ended November 30, 2002 compared to the corresponding periods in the prior fiscal year. These costs decreased as a percentage of revenue, representing 62% and 65% for the three and nine months ended November 30, 2001, respectively compared to 68% and 74% for the corresponding periods in the prior fiscal year.

The increase in these expenses in the three months ended November 30, 2002 was predominantly the result of increases in staff related costs and services purchased externally partially offset by decreases in amortization expense. For the nine months ended November 30, 2002 the decrease in selling, general, and administrative expenses was the result of decreases in amortization expense and staff development costs, partially offset by increased staff related costs, and services purchased externally. The average number of employees within selling, general, and administrative increased by 6% in the three months ended November 30, 2002, and remained flat for the nine months ended November 30, 2002, when compared to the corresponding periods in the prior fiscal year. Amortization expense in the three and nine months ended November 30, 2002 decreased by $1.1 million and $3.3 million, respectively as the result of the implementation of the non-amortization provisions of SFAS No. 142 (See Note 3 of the Condensed Notes to the Consolidated Financial Statements). Amortization expense also decreased by $0.9 million and $2.9 million in the three and nine months ended November 30, 2002, respectively, from the same periods last year, as a result of certain intangible assets becoming fully amortized.

Research and Development

Research and development (R&D) costs were $18.3 million, an increase of $0.7 million or 4% in the quarter ended November 30, 2002 and were $57.0 million, an increase of $1.6 million or 3% in the nine months ended November 30, 2002 compared to the corresponding periods in the prior fiscal year. The increase for the quarter was predominantly the result of increases in compensation costs, whereas the increase for the nine-month period was the result of increases in compensation cost and increases associated with services purchased externally. The average number of employees within R&D increased 5% for the three months ended November 30, 2002, and increased 1% for the nine months ended November 30, 2002 when compared to the corresponding periods of the prior year.

During the quarter ended November 30, 2002, we continued to invest in R&D activities for our next generation of business intelligence solutions which are the foundation of our CPM vision. During the current quarter we released Cognos Metrics Manager, a scorecarding solution that enables organizations to manage performance by mapping strategy to execution through metrics. We also announced, for release in the next quarter three process analytic application bundles: Cognos Customer Analytics, Cognos Financial Analytics, and Cognos Supply Chain Analytics. These bundles enable cross-functional analytics and an integrated view of a business. During the quarter we also announced, for availability in December 2002, Cognos CPM for Finance which integrates our product offerings within forecasting, budgeting, planning, and consolidation with reporting, analysis, and metrics management to enable a company to align core financial processes with company strategy and performance management.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the quarters ended November 30, 2002 and November 30, 2001. Costs were not deferred in the period because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

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

Interest Income and Expense

Net interest income was $1.3 million, a decrease of $0.5 million or 30% in the quarter ended November 30, 2002, and was $4.3 million, a decrease of $2.6 million or 38% in the nine months ended November 30, 2002 compared to the corresponding periods in the prior fiscal year. The decrease was primarily attributable to a decrease in the average effective interest rates partially offset by the larger average portfolio.

Income Tax Provision

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In the three and nine months ended November 30, 2002, we recorded an income tax provision of $9.4 million and $20.5 million, respectively representing an effective income tax rate of 32%. Comparatively, in the three and nine months ended November 30, 2001 we recorded an income tax provision of $5.6 million and $3.9 million, respectively, representing an effective income tax rate of 29.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2002 we had $338.1 million in cash, cash equivalents, and short-term investments, an increase of $23.6 million from February 28, 2002. In addition, we have in place an unsecured credit facility. The credit facility permits us to borrow funds and issue letters of credit or guarantee up to Cdn$12.5 (US$8.0) million, subject to certain covenants. As of November 30, 2002, there were no direct borrowings under this credit facility.

As of November 30, 2002, we had a total of $10.8 million of long-term liabilities (including the current portion of $7.4 million presented in accrued charges), consisting of amounts due related to the settlement of a patent litigation and other long-term liabilities related to acquisitions. A patent litigation settlement payment of $1.8 million was made in the quarter ended November 30, 2002. Payments of approximately $1.8 million will be made each quarter for the next six quarters in relation to the settlement.

As of November 30, 2002, working capital was $262.3 million, an increase of $34.8 million from February 28, 2002. The increase was primarily due to increases in short-term investments and decreases in accounts payable, accrued charges, income taxes payable, and deferred product support revenue which were partially offset by decreases in cash and cash equivalents and accounts receivable. The days sales outstanding ratio, calculated based on ending accounts receivable balances and quarterly revenue (“DSO”), was 67 days as at November 30, 2002 as compared with DSO of 72 days as at February 28, 2002.

Cash provided by operating activities (after changes in non-cash working capital items) for the nine months ended November 30, 2002 was $48.8 million, an $11.2 million decrease when compared to the corresponding period in the prior fiscal year. During the nine months ended

November 30, 2002 we reported a net income of $43.6 million as compared to net income of $9.3 million in the same period in the prior year which reflects the strength of our business model. During the prior nine months ended November 30, 2001 we achieved a dramatic decrease in our accounts receivable balances through a conscious effort to improve our collections experience, which contributed to the cash provided by operating activities in that period. We have been able to maintain this level of collection experience through the current nine-month period and therefore we have not experienced the dramatic inflows of cash reported in the comparative period.

Cash used in investing activities was $49.9 million for the nine months ended November 30, 2002, compared to cash used of $6.7 million in the corresponding period in the prior fiscal year. During the current nine-month period, we used $38.6 million related to the investment in short-term investments (net of the maturity of short-term investments) compared to the receipt of $3.7 million related to the maturity of short-term investments (net of investments in short-term investments) in the corresponding period in the prior fiscal year. During the nine-month period ended November 30, 2002 additions to fixed assets were $11.3 million, as compared to $10.4 million for the corresponding period in fiscal 2001. Additions during both quarters were primarily computer hardware and software.

Cash used in financing activities was $15.6 million for the nine months ended November 30, 2002, compared to cash used in financing activities of $13.6 million in the corresponding period in the prior fiscal year. We issued 755,000 common shares, valued at $9.8 million, during the nine months ended November 30, 2002, compared to the issue of 622,000 shares valued at $7.1 million during the corresponding period in the prior fiscal year. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options pursuant to stock option plans. Financing activities for the nine-month period ended November 30, 2002 included the repurchase of our own shares in the open market. We repurchased 910,500 shares at a cost of $20.0 million; in comparison, we repurchased 1,251,600 shares at a cost of $20.0 million in the corresponding period in the prior fiscal year.

The share repurchases in the current nine-month period ended November 30, 2002 were part of two open market share repurchase programs, as well as shares purchased under our secondary offering of common shares (See Note 9 of the Condensed Notes to the Consolidated Financial Statements). In October 2001, we adopted a program that enabled us to purchase up to 4,400,943 common shares (not more than 5% of those issued and outstanding) between October 9, 2001 and October 8, 2002. Under this program the Corporation repurchased 388,100 of its shares for $10.0 million in the nine months ended November 30, 2002. Purchases were made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. All repurchased shares were cancelled.

On October 3, 2002 we announced a new stock repurchase program that enables us to purchase up to 4,398,820 common shares (not more than 5% of those shares issued and outstanding) between October 9, 2002 and October 8, 2003. Any purchases will be done on the Toronto Stock Exchange or the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares will be cancelled. Under this program the Corporation repurchased 342,400 of its shares for $6.9 million in the nine months ended November 30, 2002. Purchases were made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. All repurchased shares will be cancelled.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore do not anticipate non-performance by these counterparties. We limit these foreign exchange forward contracts to a maximum term of six months. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of November 30, 2002, we had foreign exchange forward contracts all maturing on February 27, 2003 to exchange various foreign currencies in the amount of $14.8 million.

We believe that our current cash, cash equivalents, and short-term investments balance (subsequent to the acquisition of Adaytum, Inc., see Note 10 to the Condensed Notes to the Consolidated Financial Statements) and funds generated from operations, if any, will be adequate to finance operations and meet any capital requirements over the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements, expressed or implied, relating to, among other things, our expectations concerning future financial performance and continuing business momentum, future growth opportunities, the success and soundness of our business model and our sales, marketing, and technology strategies; the trends and opportunities in the business intelligence (“BI”) marketplace; the development, introduction, shipment, and marketing of our current and future products; and our leadership position in the BI market.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to: our ability to develop and introduce new products and enhancements in the BI software market; the impact of global economic conditions on our business and our ability to implement timely and appropriate remedial measures; our ability to obtain and close sales, particularly large enterprise transactions; our ability to select and implement appropriate business models and strategies; our ability to achieve and maintain revenue growth or to anticipate a decline in revenue from any of our products or services; fluctuations in our quarterly and annual operating results based on historical patterns, which may cause our stock price to fluctuate or decline; rapid technological change in the BI software market; new product introductions and enhancements by competitors; changing customers demands; our ability to establish and maintain competitive advantage; our reliance on partners and other third party distribution channels to market and distribute our products; our ability to maintain or obtain third-party technology licenses relating to one or more of our products; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; our ability to identify, pursue, and complete acquisitions which could divert management attention and financial resources and not produce desired business results, and our ability to complete the acquisition of Adaytum, Inc. and integrate the acquired operations into our existing operations. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. A detailed discussion of each of these risk factors is contained under the heading “Certain Factors That May Affect Future Results” in our most recent Annual Report on Form 10-K and under the heading “Risk Factors” in our Form F-10 Registration Statement, each of which is filed with the United States Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is security of principal. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. For the quarter ended November 30, 2002, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the euro, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of November 30, 2002, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

Item 4.	Controls and Procedures

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)    Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

The Corporation is not a party to any litigation that, in the opinion of management, could reasonably be expected to have material adverse impact on the Corporation’s financial position.

In addition, we and our subsidiaries may, from time to time be involved in other legal proceedings, claims, and litigation that arise in the ordinary course of business.

Item 5.     Other Information

On September 25, 2002, the Board of Directors of the Corporation adopted the 2002-2005 Restricted Share Unit Plan pursuant to which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. Under the plan, the Human Resources and Compensation Committee is authorized to grant awards of restricted share units to participants, up to an aggregate of 2,000,000 restricted share units. Subject to the vesting and other provisions set out in each participant’s award agreement, each restricted share unit will be exchangeable for one common share of the Corporation. The common shares for which restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

3.1	Articles of Incorporation and amendments thereto

10.21	2002-2005 Restricted Share Unit Plan

99	Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

99.1	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

99.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended November 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

January 13, 2003	/s/ Tom Manley

Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

CERTIFICATIONS

I, Renato Zambonini, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cognos Incorporated;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 13, 2003	/s/ Renato Zambonini

Date	Renato Zambonini, Chief Executive Officer

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 13, 2003	/s/ Tom Manley

Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

3.1	Articles of Incorporation and amendments thereto	31-40
10.21	2002-2005 Restricted Share Unit Plan	41-44
99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles	45-54
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement	55-56
99.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	57
99.3	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	58