Form 10-K
period 2003-02-28
COGNOS INC
filed 2003-05-27
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended FEBRUARY 28, 2003

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From _________ To ________

Commission File Number 0-16006

COGNOS INCORPORATED
(Exact Name Of Registrant As Specified In Its Charter)

CANADA	98-0119485
(State Or Other Jurisdiction Of	(IRS Employer Identification No.)
Incorporation Or Organization)

3755 Riverside Drive, P.O. Box 9707, Station T, Ottawa, Ontario, Canada, K1G 4K9
(Address Of Principal Executive Offices)

Registrant’s Telephone Number, including Area Code: (613) 738-1440

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Shares Without Nominal Or Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X      NO         .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) YES   X      NO          .

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares on the Nasdaq National Market on August 30, 2002, the last business day before the end of our second quarter of fiscal 2003, was approximately US$1,579,000,000.

As of May 15, 2003, 88,982,445 Common Shares, without nominal or par value, were outstanding.

continued….

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission and Canadian Securities regulators in connection with the solicitation of proxies for the Corporation’s Annual and Special Meeting of Shareholders to be held June 19, 2003 are incorporated by reference into Part III of this Form 10-K.

REPORTING CURRENCY

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

TRADEMARKS

Cognos and the Cognos logo, Cognos Upfront, Axiant, DecisionStream, emPower, Impromptu, PowerHouse, and PowerPlay are trademarks or registered trademarks of Cognos Incorporated in the United States and/or elsewhere. All other trademarks or trade names referenced to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

OVERVIEW

Cognos Incorporated, a Canadian corporation founded in 1969, is a leading global provider of business intelligence software. Our solution helps improve business performance by enabling planned performance management, supported by effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, customers can plan and manage the performance of all aspects of their business and gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, accelerate corporate response times and, ultimately, increase revenues and profits. Our integrated solution consists of our suite of business intelligence components and performance management applications. In November 2002, we released Cognos Metrics Manager, the first version of our next-generation scorecarding software for metrics management and interactive scorecarding. In January 2003, we purchased Adaytum to enhance our performance management software solution with industry leading planning. In February 2003, we announced Cognos Series 7 Version 2, the latest integrated version of our suite of business intelligence components.

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

Our integrated solution provides a scalable and secure Web-based environment that is easy to use and deploy across the extended enterprise, which includes the organization, its customers, suppliers, and partners. The component-based nature of our software allows customers to purchase functionality that fits their particular needs and allows them to easily expand their capabilities as required.

We focus on developing direct relationships with Global 3500 companies and large public sector organizations. Our direct sales force generated approximately 69% of our software license revenue for our fiscal year ended February 28, 2003. We currently have 49 sales offices in 17 countries. In addition, we offer our customers a broad range of support and consulting services aimed at providing the highest level of customer satisfaction.

We have an extensive and expanding global customer base with over 22,000 customers located in more than 135 countries. In fiscal 2003, we had total revenue of $551.0 million, of which approximately 62% was derived from sales in our North America Region, 31% from sales in our Europe Region, and 7% from sales in our Asia/Pacific Region. For financial information about geographic areas, see “Note 14. Segmented Information” in Notes to Consolidated Financial Statements contained in Item 8.

PRODUCTS

Our integrated solution consists of our suite of business intelligence components, analytical applications, and performance management applications. These components are serviced by an enterprise-ready framework for ETL as well as centralized security and administration, modeling and business rules, and a common portal.

Our customers can strategically apply our software solution across the extended enterprise to address their need for CPM. By allowing timely analysis of data from disparate systems across the enterprise, CPM enables organizations to measure execution against business strategy to ensure the two are aligned at all levels. Our solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, reporting, analysis, and scorecarding products.

Business Intelligence Components

Our business intelligence solution is comprised of highly-scalable component-based software that facilitates all business intelligence activities, including reporting, query, analysis, visualization, and event management across the extended enterprise. In February 2003, we announced Cognos Series 7 Version 2, the latest integrated version of our suite of business intelligence components. Our business intelligence components are based on proprietary applications which offer:

Reporting.     Our reporting component is Impromptu Web Reports. Customers can author, manage, and broadcast sales results, inventory figures, financial updates, and other regularly scheduled reports that are distributed to a large Web-based community of users. Reports can be rendered and viewed by users in a variety of outputs, such as CSV, Excel, or Adobe PDF files.

Query.     Our query component, Cognos Query, presents users with a simple view of various databases, allowing them to quickly and easily navigate corporate data. This engine allows users to run predefined queries or build ad hoc queries. The software uses hyperlinks to allow users to jump from query to query to see related information, such as customer details, sales orders, or detailed records.

Analysis.     Our analysis component is Cognos PowerPlay, which delivers on-line analytical process (OLAP) reporting and analysis. Users can perform their own ad hoc analysis by investigating, in any combination and at any level, the critical success factors that drive their business. PowerPlay’s single application component architecture allows organizations to deploy and manage on-line analytical processes from a central point of control. Through the Web, Windows, or Excel, users are able to access multidimensional data and use PowerPlay for analysis and reporting. Users can manipulate information by “drilling down” through layers of summary information in successively greater levels of detail and can present the information in multiple graphical displays.

Visualization.     With Cognos Visualizer, our visualization component, users can see complex business relationships and the interplay between factors that drive a company’s business. This Web-based component delivers advanced visualization graphics, Six Sigma charts, animation, and mapping through dashboards, all fully-integrated with our analysis and reporting components.

Event Management.    Our event management component is Cognos NoticeCast. Cognos NoticeCast can monitor changes to time critical content and then send an email notification to users on their cell phone, personal digital assistant, or other wireless device. Users can define alert criteria themselves to monitor events such as changes in key performance indicators and operational data, and updates to reports. Along with the notification, users receive business intelligence content that gives context to decision making.

Analytical Applications

An emerging trend in the market for business intelligence is the growing demand for pre-packaged solutions that shorten time to implementation and results. We have developed our analytical applications as an integrated set of applications to make it easy for customers to combine appropriate capabilities and to deploy them quickly. Our analytical applications are flexible and extendible because they are built upon the foundation of our business intelligence components. Customers are able to change models, create new reports and perform new analyses by using our business intelligence components in conjunction with our analytical applications. These applications reduce the time, effort, and cost required for an organization to gain a competitive advantage from business intelligence and can help it realize returns on investment from operational applications such as enterprise resource planning, customer relationship management, and supply chain management implementations more quickly.

With our analytical applications, users gain access to their organization’s key information through more than 30 areas of analysis, answers to more than 2,900 critical business questions, over 450 key performance indicators, and over 200 reports in seven areas of the business: accounts receivable, accounts payable, general ledger, inventory, procurement, production, and sales. These coordinated, departmentally-specific analytical applications allow users to build an enterprise-wide view of their organization incrementally and strategically.

Our analytical applications are based upon our CPM Foundation, which is a data source independent data warehouse model, designed through years of applying our best-practices approach. Our solution is designed to extend the value of a customer’s ERP system, transforming operational data into consistent, reliable information optimized for reporting and analysis. During our fiscal 2003 we continued to invest in R&D activities for our analytical applications, including the release of a complete set of our analytic applications for SAP. We also developed the production module taking the number of business areas that we cover to six.

Performance Management Applications

In our solution for CPM, we offer products that address the need for organizations to link reporting and analysis to organizational goals and strategy. These applications span company functions and processes and define the parameters for performance in scorecards, plans, and budgets.

Scorecarding.     With our new scorecarding product, Cognos Metrics Manager, which was released in November 2002, users can view and interact with scorecards that contain key performance metrics and can analyze each metric individually in order to understand the drivers of performance. By linking the companies strategy and goals to execution through metrics, users get a clear picture of the performance of the whole business. In addition, metrics are linked to the business intelligence layer for further reporting and analysis.

Planning and Budgeting.    In January 2003, Cognos acquired Adaytum, a software company specializing in enterprise planning and budgeting software. This solution strengthens the incumbent Cognos Finance product. The combined solution provides a financial suite that delivers budgeting, planning, forecasting, closings, and financial reporting. The solution delivers capabilities that help customers to quantify and project future corporate performance:

•	flexible modeling for a variety of financial and non-financial planning based on business measures, ratios, and sophisticated calculations under the control of financial planners;

•	collaboration with workflow to extend the planning process across the organization, with business managers controlling their own business plans in the context of an overall corporate plan; and

•	high user participation so that users can easily interact with the data and change model parameters in any way, including top-down analysis or using break-back calculations, which fill in values to arrive at a set total.

The solution enables business managers to collaborate to define the scope of their plan, including restructuring and re-organizing, using zero-based budgeting or providing a starting point based on the previous year’s trends, as well as providing up-to-date results. Managers can collaborate and delegate planning details to lower-level managers to receive a complete and detailed financial view, making the process of gathering information and distributing it to relevant stakeholders easy to administer. In addition, the solution integrates up-to-date data with user-supplied forecasts and the overall enterprise plan. Through its consolidation engine the solution supports global enterprises by providing a unified view of performance, in multiple currencies, and perform the necessary roll-up and elimination procedures that are part of the consolidation and external financial reporting process.

Enterprise-Ready Framework

We provide a single, common software framework across our business intelligence components, analytical applications, and performance management applications to deliver a highly integrated and expandable business intelligence solution. Customers who purchase one of our business intelligence components are also provided with the framework components for modeling and business rules, centralized security, and information delivery as integrated parts of their solution. With this framework, our customers can more quickly and easily deploy the server-based capabilities to users. In addition, this approach facilitates a customer’s ability to add new capabilities because additional components can be easily plugged into the existing framework. This flexibility is critical as customers’ requirements change and as we introduce new capabilities to our solution. Our solution’s architecture consists of the following four layers:

•	extraction, transformation, and loading (ETL);

•	centralized security and administration;

•	modeling and business rules; and

•	common portal and information delivery.

These layers operate in a seamless, integrated environment due to their common framework. The scalability of the architecture allows organizations to deliver business intelligence applications to a large and broad user community across the extended enterprise.

ETL.     Our business intelligence solution has the ability to create and manage an analytical data warehouse from various data sources. Our ETL component, Cognos DecisionStream, is optimized for modeling, transforming, and creating high-speed, scalable analytical data warehouses that have embedded knowledge of the business intelligence applications they will serve, thereby enabling faster deployment and user acceptance of these applications. Our ETL components and business intelligence tools work together to ensure that many of the calculations and analytic operations can be performed at the database level, which can dramatically improve response time and network traffic loads. Companies can build analytical data warehouses that span the extended enterprise, ensuring consistency and rapid adoption of changes.

Centralized Security and Administration.    Our security layer spans our business intelligence solution to provide common, centralized security. This layer is delivered by a single component called Access Manager that allows IT managers to manage and maintain user profiles and classes for all servers from a single console. This addresses both authentication, which confirms the user’s identity, and authorization, which determines what information users have the right to view. Access Manager uses open security standards, allowing it to be easily integrated with other enterprise security systems. Additionally, our solution has centralized administration with common utilities for installation, configuration, and application deployment.

Modeling and Business Rules.    The modeling layer of our business intelligence solution, Cognos Architect, drives the consistency and adaptability of our solution. This layer ensures that every manager has a common foundation for evaluating business performance and making key business decisions. This layer is designed to present information stored in corporate databases in a consistent format. Each manager can be provided with a personalized view of information, as well as a common view of business performance that permits the rapid coordination of management decisions and actions. In addition, common business rules, calculations, and goals, such as the definitions of profitability, cash flow, and return on investment, are visible and shared by all users, which ensures that every manager has a consistent view of the business.

Common Portal.    Our portal is delivered through a single component, Cognos Upfront, which can be customized to fit seamlessly in an existing company portal or intranet/extranet environment. For information technology professionals, the portal represents a single point of content delivery and management for users across the extended enterprise. It is designed to ensure that each user views only the content they have authority to access. The portal can be customized to present business intelligence content in a format that is familiar and appropriate to each user. The portal also allows for sharing of information and collaboration among many users.

Application Development Tools

We have a legacy line of products based on application development products marketed under the PowerHouse and Axiant names, which represented approximately 6% of our total revenue for the fiscal year ended February 28, 2003. PowerHouse is an application development environment that enables customers to quickly develop complex business applications. We believe there has been a fundamental shift over the past several years away from application development environments towards packaged solutions. The large majority of organizations now choose to buy their next generation of business systems, rather than attempt to build these corporate applications internally. Our strategy for this mature part of our business is focused on maintaining the product and supporting our existing customers. Product support is the largest source of revenue from these customers, and as a result, we expect to continue to update our application development products to reflect the changing requirements of our customers. We expect our revenue from application development tools to continue to decline as customers focus on the next generation of business intelligence solutions.

Our integrated solution consists of our business intelligence, financial management, and analytical applications components.

GLOBAL CUSTOMER SERVICES

Support, consulting, and training services are a critical part of our business intelligence and enterprise planning solutions. We offer a wide variety of packaged and on-demand services to assist our customers with the installation, deployment, and effective use of our solutions. As customers increase the deployment of our products throughout the extended enterprise, we believe that our customers will increasingly demand additional services. Growth in our services revenue is highly correlated with increases in our license revenue, and our ability to deliver services in a timely and effective manner is a large and expanding part of our complete solution.

We offer our customers a broad range of support, consulting, and training services aimed at providing the highest level of customer satisfaction. These services include:

Support Services

Support services consist primarily of implementation resolution, product configurations, documentation, and support for product problem resolution. Telephone support and Web-based customer self-service support are key to customer satisfaction and are available worldwide. Our Web-based support service provides our customers with online answers to their product questions, 24 hours a day.

Training Services

Customers typically require specific training when they purchase our solution. In addition, we believe that customer training helps maximize the potential productivity gains from our products. We provide classroom training at Cognos training centers and on-site at customer locations; as well, we offer a suite of e-learning courses available for download from our Global Customer Support web portal, or for delivery to customers on CD. We offer courses on individual product components as well as courses on a solution approach. All our training products can be customized to incorporate a customer’s corporate data to enhance and speed their learning experience.

Consulting Services

We offer a variety of consulting services to assist our customers with project management and planning, architecture design, training needs assessment, and successful deployment. These service offerings are billed on a daily basis at competitive rates or are provided as packaged services for a particular project or task over a specific time frame. Our consulting services are aimed at guiding our customers from early stages of a Cognos project through the solution implementation process. In addition, we have specific consulting services offerings for our largest enterprise customers with customized senior engagement management. Engagement managers work onsite with large customers to ensure that optimal application and deployment strategies are put in place and that customers can make maximum use of our existing and emerging products and services, with the aim of delivering the highest degree of success and return on investment. Support and services are a critical part of our business intelligence solution. We offer a wide variety of packaged and on-demand services to assist our customers with the installation, deployment, and effective use of our BI Solution. These services include product support, education, and consulting and other services.

CUSTOMERS

Over 22,000 customers located in more than 135 countries have deployed our business intelligence solution. Our primary target market is Global 3500 companies and large public sector organizations. We also license our products to a broad base of small and medium-size organizations.

Although our software solution is a complete solution for the extended enterprise, our customers typically purchase in stages. The first stage typically involves the purchase of a component of our solution to address a particular departmental requirement. The second stage usually involves purchases by other departments within that organization, often for applications that are closely related to the initial purchase, or purchases of additional components by the same department, or the addition of more users of the initial implementation. In many cases, there are a number of purchases in several departments of an organization before a customer makes the decision to deploy our solution on an enterprise-wide basis. Throughout the sales cycle, we work closely with our customers in the design of new products and the evolution of existing solutions.

We view our large customer base as a significant asset. Because our framework makes it easy for customers to add new capabilities to the established infrastructure, our current customer base represents a significant market for additional business intelligence and analytical application sales. Typically, customers deploy our solution to a limited number of potential users in the first stage, providing significant revenue opportunities for additional sales.

Our solution can be deployed across all industries. Data-intensive businesses, such as financial services, insurance, healthcare, and government, as well as industries that are under competitive pressure to continually improve their business processes, such as retail, automotive, consumer packaged goods, and other manufacturing companies, have been the leaders in adopting enterprise-wide solutions. No single customer accounted for 10% or more of our total revenue in any of the last three fiscal years.

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

Sales Channels

The principal elements of our distribution system are as follows:

Direct Sales.    We use a direct sales force in all major markets as the primary channel for distribution. We believe our quota-carrying direct sales force increases our visibility and market penetration, ensures long-term customer contact, and facilitates sales of additional products. As the demand for enterprise-wide business intelligence solutions grows, we intend to increase our targeting of the senior executives of organizations as purchasing decisions for our products are often made at the senior level. We believe that a direct sales force is more effective than third-party sales channels because of the importance executive officers place on relationships when making these purchasing decisions. As of February 28, 2003, we employed approximately 312 sales representatives in 49 sales offices located in 17 countries.

Third Parties.    In order to extend our coverage, we market our products through third-party channels, which include resellers, value-added resellers, OEMs, system integrators, and distributors. Examples include:

•	OEMs such as CODA, Geac Solutions, GE Capital Information Solutions, NCR, Peregrine Systems, Manugistics, and Fujitsu Software;

•	systems integrators such as IBM Global Services, Deloitte Consulting, Accenture, Cap Gemini Ernst & Young, and BearingPoint.

Telesales.     We use telesales representatives in certain areas to sell products, support, and services, primarily to our installed customer base.

We support our sales channels with lead generation and marketing programs, including direct mail, public relations, advertising, telemarketing, Web-based programs, promotional seminars, and participation in trade shows and user group meetings.

Marketing and Technology Relationships

Cooperative marketing arrangements with hardware and other software vendors provide us with additional visibility in the marketplace. These relationships permit our sales force to work closely with the sales representatives of these vendors and enable prospective customers to evaluate software applications, services and, in certain instances, hardware together as a complete solution. Our marketing relationships can be classified into three broad categories:

Technology Partners.    Our technology partners consist of industry-leading database, server, OLAP server, internet, enterprise application, and connectivity technology companies, including IBM, Microsoft, Teradata (a division of NCR), Fujitsu, and Oracle. We partner with these companies to ensure that our solution is compatible with their products.

Solutions Partners.    Our solutions partners consist of third-party resellers, such as certified resellers, OEMs, value-added resellers and geographic distributors, including: Geac Solutions, Peregrine Systems, Onyx, CODA, and SSA. These solutions partners combine their applications and business expertise with our products in order to market a more customized solution.

Services Partners.    Our services partners consist of accounting firms, large consulting firms, system integrators, information technology consulting organizations, and certified resellers, including: IBM Global Systems, Accenture, Deloitte Consulting, Cap Gemini Ernst & Young, and BearingPoint. These companies implement business intelligence and data warehousing solutions.

These marketing and technology relationships also provide us with the opportunity to market our products together with other packaged solutions. We believe that solution-selling can shorten sales cycles and increase our sales opportunities.

We also participate in cooperative marketing and technology programs with hardware, software, and database vendors, including the following program roles: Hewlett-Packard Developer and Solution Partner Program, IBM PartnerWorld for Developers member, Microsoft Data Warehousing Alliance Partner, Managed Microsoft ISV Partner, Microsoft Certified Partner, Oracle Partner Network, SAPTechnology and Content Partner Program, SAP Software Partner Program, PeopleSoft Software Partner, Siebel Software Partner, Plumtree Technology Partner, Blackberry ISV Partner, Macromedia ISV/Alliance Partner, BEA Star Partner Program, Sun Developer Connection Partner Program, SunTone Certified, Sun iForce Partner Program, and Sybase Open Solutions CODE Partner.

Marketing

We recognize the importance of a complete and focused marketing effort. We divide our marketing organization between corporate marketing and field marketing. These two groups are coordinated to provide a consistent market message and presence and effective market coverage for Cognos, which includes targeted marketing and programs to vertical industry and functional departments such as IT and HR. Our corporate marketing focuses on increasing “Cognos” brand awareness and visibility through advertising, events, sponsorship, our corporate Web site, and sales collateral. This function is managed from our Burlington, Massachusetts office, with the majority of staff in Ottawa, Ontario, Canada. We have deployed our field marketing organization throughout the world. This group is responsible for sales lead generation and local marketing programs, such as trade shows, seminars, direct mail programs, and user group meetings and conferences, to help ensure local visibility and healthy sales pipelines.

RESEARCH AND DEVELOPMENT

We believe that our talented and experienced research and development staff is one of our core strengths. Our research and development efforts are aimed at enhancing and extending our existing business intelligence solution and creating new products. As of February 28, 2003, our research and development staff consisted of more than 800 employees. Research and development is undertaken primarily at our corporate headquarters in Ottawa, Ontario, Canada, and also at our facilities in Minneapolis, Minnesota; Princeton, New Jersey; and Twickenham, Guilford, and York in the United Kingdom. We had research and development costs of $78.1 million, $74.6 million, and $67.3 million in fiscal 2003, 2002, and 2001, respectively. Research and development costs have continued to increase, in dollar terms, over the last three fiscal years, but have remained relatively constant as a percentage of total revenue.

During fiscal 2004, we are investing in research and development of corporate performance management solutions, particularly those solutions that support our strategy of meeting the needs of the extended enterprise. These investments will include our next-generation application architecture, the development of new business intelligence and scorecarding products, and application packages. We will continue the development of business-to-business solutions using Corporate Performance Management to extend the enterprise to incorporate the supply chain and the relationship with an enterprise’s customers.

Our software solutions were developed primarily through internal resources. In support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms, and we have undertaken further development to integrate these products into our offerings. Most of the third-party licenses are non-exclusive and do not preclude third parties from entering into similar agreements with our competitors.

COMPETITION

The business intelligence market is highly competitive. Our competitors include other business intelligence vendors; database vendors who offer application development, query, and reporting products for their own databases; large diversified vendors who offer products in numerous market segments; and other companies that may in the future announce offerings of business intelligence products. Factors that affect our competitive position include the method of distribution, functionality, support and service, ease of use, price, training, vendor stability, and experience. Due to the breadth of our business intelligence solution, we encounter many competitors who focus on a single area within our overall offering. Our products compete directly and indirectly against various products, depending on user needs and computing environments.

There are several broad categories of competitors:

Vendors of Query and Reporting Tools.     These vendors manufacture and sell tools that enable users to query and report against corporate databases, and include Business Objects, Brio, Crystal Decisions, and Oracle.

Vendors of Managed Reporting Environments.    These vendors manufacture and sell products that are designed to execute and distribute large numbers of complex reports to many users. Competitors in this area include Actuate and Brio Software.

Vendors of Multidimensional Analysis Tools.    These vendors manufacture and sell products that enable users to view, explore, and analyze a summarized view of their business using OLAP technology, and include Hyperion Solutions, Oracle, and MicroStrategy.

Database Vendors.     Some database vendors have tools that are included with their database environment that can be used for query and reporting, as well as some OLAP functionality. These vendors include Oracle and Microsoft.

Analytical Application Vendors.     Some application vendors manufacture and sell tools that are included with their application environment that can be used to create and deliver application-specific reports and analysis. Vendors who offer these tools with their applications include Business Objects, Comshare, Hyperion, and Informatica.

Vendors of Performance Management Solutions.    These vendors manufacture and sell tools that enable companies to manage business performance through dashboard and scorecarding applications, and include CorVu, PBViews, and Open Ratings.

Vendors of Statistical Analysis and Data Mining Tools.    These vendors manufacture and sell tools that enable companies to statistically analyze their business data through data mining and segmentation technologies, and include SAS and SPSS.

Vendors of ERP Systems.     As the ERP software market’s growth slows, ERP vendors are looking for other areas to extend the value of their customers’ ERP investments. Some ERP vendors are introducing product lines as extensions of their ERP systems in the areas of analytics and performance management. These vendors include SAP, Oracle, PeopleSoft, and JD Edwards.

Our products are complementary with the products of many of the above-named competitors, and as a result, we have cooperative marketing relationships with some of these vendors, including Oracle and Microsoft. We expect that both our current competitors and new competitors will continue to improve the performance of their products and to introduce new products or new technologies that reduce costs and improve performance characteristics.

INTELLECTUAL PROPERTY

In accordance with industry practice, we rely upon a combination of contract provisions and patent, copyright, trademark, and trade secret laws to protect our proprietary rights in our products. We license the use of our products to our customers rather than transferring title to them. These licenses contain terms and conditions prohibiting the unauthorized reproduction, disclosure, or transfer of our products. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers, employees, and consultants. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. However, effective copyright protection may not be available in some countries in which we license or market our products. We recognize that patent law may offer effective protection for our current and future products, and we have embarked on a program to identify and seek patent protection for appropriate elements of our products. There can be no assurance that any patentable elements will be identified or, if identified, that patent protection will be obtained. We have also obtained or applied for trademark registration of most of our product names, as well as the name “Cognos”, in all of our major markets. While the duration of trademark and copyright protections varies from country to country, we believe that the duration of this protection will be adequate to protect our products during the periods of their economic value.

However, we believe that, due to the rapid pace of innovation within our industry, technological and creative skills of our personnel are even more important to establishing and maintaining a technology and product leadership position within the industry than are the various legal protections of our technology.

EMPLOYEES

As of February 28, 2003, we had 2,926 full-time permanent employees. We believe that our future success will depend, in part, on our ability to continue to identify, hire, motivate and retain skilled and experienced personnel. In the software industry, notwithstanding the recent overall downturn in the economy, there is a high demand for such employees. Historically, we have been successful in recruiting and retaining sufficient numbers of qualified personnel.

We have formalized education for sales, technical, and research and development personnel to ensure that new staff are fully productive as soon as possible. In addition, there are formalized skills renewal programs for staff to ensure that they are employing state-of-the-art techniques for software development, customer support, sales, marketing, administration, and management.

We are also committed to developing strong management and leadership skills in our personnel and have established formal management and leadership development programs that promote effective management techniques and excellence in leadership.

None of our employees is represented by a labor union.

Executive Officers of the Registrant

The following table sets out the name; age; position with the Corporation; and the principal occupation, business or employment during the last five years of each executive officer of the Corporation.

NAME	AGE	POSITION

Renato (Ron) Zambonini	56	Chief Executive Officer, and Director
Robert G. Ashe	44	President and Chief Operating Officer
Tom Manley	44	Senior Vice President, Finance & Administration and Chief
		Financial Officer
Peter Griffiths	39	Senior Vice President, Products
David Laverty	47	Senior Vice President, Global Marketing
Robert Minns	57	Senior Vice President, New Products
Tony Sirianni	43	Senior Vice President, Worldwide Field Operations
Jack Thomas	48	Senior Vice President, Asia Pacific Field Operations
Ad Voogt	46	Senior Vice President, European Field Operations

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

Mr. Manley was appointed Senior Vice President, Finance & Administration and Chief Financial Officer in August 2001. Prior to joining the Corporation Mr. Manley was with Nortel Networks Corporation and served as Chief Financial Officer High Performance Optical Component Solutions from April 2001 to August 2001; Senior Vice President, Finance and Vice President, Finance, Carrier Packet Solutions from 1998 to April 2001; and Vice President, Finance, Broadband Networks from 1997 to 1998.

Mr. Griffiths was appointed Senior Vice President, Products in April 2002. Mr. Griffiths served as Senior Vice President, Research and Development from February 2002 to April 2002; as Vice President, Research and Development from January 2001 to February 2002; and as Vice President, Decision Platform from June 2000 to January 2001. Prior to joining the Corporation in 1998 Mr. Griffiths was Chief Executive Officer of Relational Matters, a company acquired by the Corporation in 1998.

Mr. Laverty was appointed Senior Vice President, Global Marketing in February 2002. Prior to joining the Corporation Mr. Laverty was with Surebridge Inc. as Vice President, Marketing from May 2000 until

February 2002. He was with Lotus Development Corporation (a subsidiary of IBM) from 1990 until 2000 in a number of senior marketing roles, most recently as Vice President, Marketing – North America from 1997 to 2000.

Mr. Minns was appointed Senior Vice President, New Products in March 1998. He served as Vice President, New Products from May 1997 to March 1998; and as Vice President, Technology from 1986 to May 1997. Mr. Minns joined the Corporation in March 1973.

Mr. Sirianni was appointed Senior Vice President, Worldwide Field Operations in March 2003. He served as Senior Vice President, North American Field Operations from June 2000 to February 2003. He served as Vice President, North American Field Operations from April 1999 to May 2000; as Area Vice President, North American Partner Channels from December 1997 to March 1999; and Director, Desktop Partner Channels from March 1995 to November 1997. Mr. Sirianni joined the Corporation in March 1994.

Mr. Thomas was appointed Senior Vice President, Asia Pacific Field Operations in March 2003. He served as Vice President, Asia Pacific Field Operations from March 2000 to February 2003. He served as Vice President, North America Direct Sales from January 1998 to February 2000 and as Vice President, North America Partner Channels from March 1987 to December 1997. Mr. Thomas joined the Corporation in 1984.

Mr. Voogt was appointed Senior Vice President, European Field Operations in September 2001. He served as Vice President, European Operations from July 2000 to September 2001; and Vice President, Northern Europe from September 1995 to July 2000. Mr. Voogt joined the Corporation in 1986.

Officers are appointed annually by, and serve at the discretion of, the Board of Directors.

WEB SITE POSTINGS

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available, free of charge, through our website, www.cognos.com. We make these reports available on our website as soon as reasonably practicable after we have electronically filed such material with, or furnish it to, the U.S. Securities and Exchange Commission (the SEC), and we have confirmation that it has been made public by the SEC.

ITEM 2.    PROPERTIES

Cognos owns the buildings located at 3755 Riverside Drive, Ottawa, Canada, the Corporation’s corporate headquarters. The total square footage of the Riverside facility is 269,000. The facility is located on approximately six acres of land which also includes a 220,000 square foot parking garage.

The Corporation also conducts its operations from leased facilities totaling approximately 131,000 square feet in Canada, 228,000 square feet in the United States, 190,000 square feet in Europe, and 34,000 square feet in Asia/Pacific.

ITEM 3.    LEGAL PROCEEDINGS

The Corporation and its subsidiaries may, from time to time be involved in legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON SHARE INFORMATION

PRINCIPAL MARKETS

The Toronto Stock Exchange and the Nasdaq National Market are the principal markets on which the Corporation’s shares are traded.

The Corporation’s common shares were first listed on The Toronto Stock Exchange on August 21, 1986, on The Nasdaq Stock Market on July 1, 1987, and on Nasdaq’s National Market on September 15, 1987. The stock symbol of the Corporation’s common shares on The Toronto Stock Exchange is CSN and on Nasdaq is COGN.

The following table sets forth the high and low sale prices, as well as the trading volume, for the common shares for the fiscal periods shown below:

	Nasdaq National Market			The Toronto Stock Exchange
	High	Low	Volume	High	Low	Volume
	(US$)	(US$)	(000s)	(Cdn$)	(Cdn$)	(000s)
Fiscal 2002
First Quarter	24.77	13.94	24,600	38.30	22.00	20,492
Second Quarter	19.22	13.71	11,777	29.48	21.05	13,135
Third Quarter	20.39	11.60	15,561	32.70	17.70	21,152
Fourth Quarter	29.79	19.25	27,239	47.32	30.13	15,534
Fiscal 2003
First Quarter	30.75	20.60	85,002	48.62	32.31	19,063
Second Quarter	24.26	15.90	92,593	37.07	25.10	17,357
Third Quarter	25.53	14.02	133,514	40.10	22.37	21,571
Fourth Quarter	26.18	20.22	162,504	40.75	32.00	19,932
Fiscal 2004
First Quarter	27.60	22.77	26,261	40.00	33.70	5,583
(through April 25, 2003)

SHAREHOLDERS

As of April 25, 2003, there were approximately 2,077 registered shareholders.

DIVIDEND POLICY

The Corporation has never declared or paid any cash dividends on its common shares. The Corporation’s current policy is to retain its earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in the Corporation.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

The following Selected Consolidated Financial Data has been derived from the Corporation’s consolidated financial statements that have been audited by Ernst & Young LLP, independent chartered accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and related Notes, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On April 6, 2000, the Board of Directors of the Corporation authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000 to shareholders of record at the close of business on April 20, 2000. All historic consolidated results have been restated for the split.

YEARS  ENDED  THE  LAST  DAY OF  FEBRUARY

	2003	2002	2001	2000	1999

	(US$000s except share amounts, U.S. GAAP)
Statement of Income Data
Revenue	$ 551,036	$ 491,302	$ 495,652	$ 385,640	$ 301,125

Operating expenses
Cost of product license	2,927	3,609	7,315	5,235	5,738
Cost of product support	20,467	16,576	17,820	13,758	11,166
Selling, general, and administrative	350,766	343,276	320,535	238,147	172,482
Research and development	78,103	74,614	67,264	53,548	42,274
Special charges	--	33,440	--	--	--
Acquired in-process technology	--	--	3,000	--	3,800

Total operating expenses	452,263	471,515	415,934	310,688	235,460

Operating income	98,773	19,787	79,718	74,952	65,665
Interest expense	(672)	(540)	(786)	(718)	(527)
Interest income	6,197	8,922	12,386	7,454	6,430

Income before taxes	104,298	28,169	91,318	81,688	71,568
Income tax provision	31,154	8,761	27,058	22,873	13,134

Net income	$ 73,144	$ 19,408	$ 64,260	$ 58,815	$ 58,434

Net income per share
Basic	$0.83	$0.22	$0.74	$0.68	$0.67
Diluted	$0.81	$0.21	$0.70	$0.67	$0.66
Pro forma net income per share, excluding the effect of special charges and write-off of acquired in-process technology[1]
Basic	$0.83	$0.49	$0.77	$0.68	$0.71
Diluted	$0.81	$0.48	$0.73	$0.67	$0.69
Weighted average number of shares (000s)
Basic	87,936	87,807	87,324	85,972	87,416
Diluted	90,531	90,461	91,973	88,100	88,940

Balance Sheet Data (at end of period)
Working capital	$ 128,864	$ 227,573	$ 197,673	$ 166,455	$ 123,343
Total assets	658,551	522,152	495,592	377,803	286,259
Total debt	--	--	32	2,176	2,612
Stockholders' equity	376,522	295,173	290,529	212,591	159,028

1These pro forma measures exclude special charges including a restructuring charge, and settlement of a patent litigation settlement as well as the write-off of in-process research and development. Management believes that these pro forma measures of earnings per share provides greater comparability regarding the Corporation’s ongoing operating performance. These measures should not be considered an alternative to measurements required by accounting principles generally accepted in the United States (“U.S. GAAP”); basic and diluted earnings per share. These pro forma measures are unlikely to be comparable to pro forma information provided by other issuers. In accordance with SEC Regulation G, reconciliation of the Cognos U.S. GAAP information to the pro forma information is provided in the following table.

Reconciliation of Pro forma information

Reported basic net income per share	$0.83	$0.22	$0.74	$0.68	$0.67
Acquired in-process technology (after tax)	--	--	0.03	--	0.04
Special charges (after tax)	--	0.27	--	--	--

Pro forma basic net income per share	$0.83	$0.49	$0.77	$0.68	$0.71

Reported diluted net income per share	$0.81	$0.21	$0.70	$0.67	$0.66
Acquired in-process technology (after tax)	--	--	0.03	--	0.03
Special charges (after tax)	--	0.27	--	--	--

Pro forma diluted net income per share	$0.81	$0.48	$0.73	$0.67	$0.69

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

The following discussion should be read in conjunction with the audited consolidated financial statements and notes included in this Annual Report. We prepare and file our consolidated financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in United States (U.S.) dollars and in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The consolidated financial statements and MD&A supplement in accordance with Canadian GAAP, in U.S. dollars, are made available to all shareholders and filed with various regulatory authorities.

OVERVIEW

Cognos is a leading global provider of business intelligence software. Our solution helps improve business performance by enabling effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, customers can gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, accelerate corporate response times and, ultimately, increase revenues and profits. Our integrated solution consists of our suite of business intelligence components, analytical applications and performance management applications. In January 2002, we released Cognos Series 7, the latest integrated version of our suite of business intelligence components.

To enhance this solution, on January 10, 2003 we acquired privately held Adaytum, Inc. (Adaytum) based in Minneapolis, Minnesota. Adaytum is a leading global provider of enterprise performance planning software. This acquisition enhances our enterprise planning offering, an essential component of Corporate Performance Management (CPM) for large companies. Leveraging enterprise business intelligence with enterprise planning completes the Cognos vision for CPM. The ability to offer the full closed-loop CPM (planning, budgeting, monitoring, analysis, and reporting) cycle from a single vendor strengthens the value of our product offering and enhances the execution of our CPM strategy. The aggregate merger consideration was approximately $157.1 million, paid in cash. Additionally, in connection with the merger, we assumed certain stock options issued pursuant to Adaytum’s stock option plan, which became options to purchase approximately 839,000 of our common shares with a fair value of approximately $8.7 million. Direct costs associated with this acquisition were approximately $6.6 million. This was a significant acquisition for us, however it had minimal impact on our operating results during fiscal 2003 as the acquisition closed only seven weeks prior to our fiscal year end. We anticipate that during fiscal 2004 and beyond, this acquisition will have a more significant impact upon our operations.

Our customers can strategically apply our software solution across the extended enterprise to address their need for CPM. By allowing timely analysis of data from disparate systems, CPM enables organizations to measure execution against business strategy to ensure the two are aligned at all levels. Our solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, reporting, analysis, and scorecarding products.

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

Currently we derive our revenue from the licensing, support, and service of business intelligence solutions and application development tools. During fiscal 2003, revenue associated with our business intelligence solutions made up 94% of our total revenues; application development tools made up 6% of our total revenues. The percentage of revenue attributable to application development tools is expected to continue to decline in the future.

The sales cycle for our products may span nine months or more. Historically, we have received and shipped a substantial number of orders in the last month of a quarter, with the resulting revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. As corporations move to enterprise-wide deployments, orders become larger and, hence, the impact of the sales cycle becomes increasingly hard to predict. We currently operate with limited order backlog because our software products typically are shipped shortly after orders are received. Product license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. As a result of these and other factors, our quarterly results have varied significantly in the past and are likely to fluctuate significantly in the future. Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily indicative of the results to be expected in any future period.

We license our software through our direct sales force and value-added resellers, system integrators, and OEMs. Direct sales accounted for approximately 69% of our license revenues for the year ended February 28, 2003 (fiscal 2003) and 70% for the years ended February 28, 2002 (fiscal 2002) and February 28, 2001 (fiscal 2001). As enterprise-wide deployments become more important to our customers, we believe that the direct sales channel is the most effective method of penetrating the large enterprise market; however, in order to have adequate market coverage for smaller and mid-size companies, we continue to expend a significant amount of resources developing our indirect sales activities. We also continue to commit significant management time and financial resources to developing direct and indirect international sales and support channels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions, conditions, and experience.

The following critical accounting policies and significant estimates are used in the preparation of our consolidated financial statements:

Revenue Recognition - We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. Our product license revenue is earned from licenses of off-the-shelf software not requiring significant production, modification or customization. Revenue from these licenses is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists

(our standard business practice is that persuasive evidence exists when we have a binding contract with a customer), (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. If a license includes the right to return the product for refund or credit, revenue is deferred, until the right of return lapses.

Product support includes the right to receive support services and unspecified upgrades or enhancements. Unspecified upgrades and enhancements are support only if they are offered on a when-and-if-available basis. Revenue from product support contracts is recognized ratably over the life of the contract. Incremental costs directly attributable to the acquisition of product support contracts, and that would not have been incurred but for the acquisition of that contract, are deferred and expensed in the period the related revenue is recognized. These costs include commissions payable on sales of support contracts.

Service revenue from education, consulting, and other services is recognized at the time the services are rendered. Many of our sales include both software and services. Where the service is (1) not essential to the functionality of any other element of the transaction and (2) stated separately such that the total price of the arrangement is expected to vary as a result of the inclusion or exclusion of the service, the software element is accounted for separately from the service element. Where these two criteria are not met, the entire arrangement is accounted for using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

For those contracts with multiple obligations, that is, deliverable and undeliverable products, support obligations, education, consulting, and other services, we allocate revenue to each element of the contract based on vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of fair value is assigned using the residual method as outlined in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. VSOE is the renewal rate for product support elements of a contract and for service elements is the normal pricing and discounting practices for those products when they are sold separately; the residual is then assigned to the license element of the contract.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use judgment to assess the collectibility of specific accounts and based on this assessment, an allowance is maintained for 100% of all accounts deemed to be uncollectible. For those receivables not specifically identified, an allowance is maintained for a specific percentage of those receivables based on the aging of the accounts, our historical collection experience, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made, except for loss carryforwards related to acquisitions. In the event we were to subsequently determine that we would be able to realize deferred tax assets related to acquisitions in excess of the purchase price allocated to those deferred tax assets, we would record a credit to goodwill. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

Goodwill and Acquired Intangible Assets - We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards Board Statement (SFAS) No. 141, Business Combinations. We allocate purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of the software products acquired. Acquired technology is amortized over its estimated useful life on a straight-line basis. We evaluate the expected future net cash flows of the acquired technology at each reporting date, and adjust to estimated fair value if the value of the asset is impaired. Contractual relationships represent contractual and separable relationships that we have with certain customers and partners which we acquired through acquisitions. These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows and are amortized over their estimated useful life. Deferred compensation includes consideration associated with acquisitions. Deferred compensation is recorded when its future payment is determinable and is payable contingent upon the continued tenure of the principals of the acquired companies who have become our employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of purchase price. We adopted FASB Statement No. 142 Goodwill and Other Intangible Assets (SFAS 142) beginning March 1, 2002 and accordingly we evaluate the remaining useful life of our intangible assets being amortized each reporting period to determine whether events or circumstances warrant a revision to the estimated remaining amortization period.

Also, in accordance with SFAS 142 goodwill is not amortized, but is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. We have one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore the first step of our annual test is to compare the fair value of our shares on the Nasdaq Stock Market, to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. When the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized.

Historically our acquisitions have resulted in the recognition of significant amounts of goodwill and acquired intangible assets. The allocation of purchase price to these intangible assets and goodwill requires that we make estimates and judgments usually based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful lives of the acquired intangible assets. Should different conditions prevail, we could incur write-downs of goodwill, write-downs of intangible assets, or changes in the estimation of useful lives of those intangible assets.

RESULTS OF OPERATIONS

(000s, except per share amounts)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Revenue	$551,036	$491,302	$495,652	12.2%	(0.9)%
Total operating expenses	452,263	471,515	415,934	(4.1)	13.4

Operating income	$ 98,773	$ 19,787	$ 79,718	399.2	(75.2)

Operating margin	17.9%	4.0%	16.1%
Net income	$ 73,144	$ 19,408	$ 64,260	276.9%	(69.8)%

Basic net income per share	$0.83	$0.22	$0.74

Diluted net income per share	$0.81	$0.21	$0.70

Total revenue for fiscal 2003 was $551.0 million, which was 12% more than the fiscal 2002 revenue of $491.3 million which, in turn, was 1% less than the fiscal 2001 revenue of $495.7 million. Net income for fiscal 2003 was $73.1 million and diluted net income per share was $0.81, compared to fiscal 2002 net income of $19.4 million and diluted net income per share of $0.21, and net income of $64.3 million and diluted net income per share of $0.70 for fiscal 2001. Basic net income per share was $0.83, $0.22, and $0.74 in fiscal 2003, 2002, and 2001, respectively.

Total operating expenses for fiscal 2003 were $452.3 million, which was 4% less than fiscal 2002 operating expenses of $471.5 million which in turn was 13% more than fiscal 2001 operating expenses of $415.9 million. Operating margins were 18% in fiscal 2003, as compared to 4% and 16% in fiscal 2002 and 2001, respectively.

The improvement in operating performance during fiscal 2003 as compared to fiscal 2002 reflects the strength of our business model. Revenue increased 12% during fiscal 2003 due to the strength of our product offerings and strong sales force execution in a tough economic environment. Our sales force continues to adapt its execution strategy to the current economic environment, which we believe showed signs of stabilizing during fiscal 2003, but still remains challenging. Our operating costs are substantially lower during fiscal 2003 principally as a result of special charges of $33.4 million incurred during fiscal 2002 which were non-recurring. These special charges included a net business restructuring charge of $10.2 million and a $23.2 million charge for settlement of a patent litigation action.

During the first quarter of fiscal 2002, we recorded a restructuring charge of $12.8 million in connection with a restructuring plan to align our cost structure and operations to the economic environment. In the fourth quarter of fiscal 2002 we reversed $2.6 million of the restructuring charge into income. The reversal was the result of revisions to prior cost assumptions including salary continuance, office leases, and outplacement. On May 24, 2002 we reached an agreement with Business Objects to settle the patent litigation action filed by Business Objects on May 5, 2000. As consideration for the settlement agreement, we agreed to pay Business Objects the sum of $24,000,000 in installments and we recorded a special charge of $23,231,000, representing the present value of these payments, in fiscal 2002 in accordance with FASB Statement No. 5, Contingent Liabilities (SFAS 5).

The results for fiscal 2001 include the write-off of $3.0 million related to the in-process technology acquired on the purchase of NoticeCast Software Ltd. during the third quarter of fiscal 2001.

Excluding the effect of the special charges during fiscal 2002, net income and diluted net income per share for fiscal 2002 would have been $43.4 million and $0.48, respectively. Excluding the effect of the write-off of in-process research and development during fiscal 2001, net income and diluted net income per share for fiscal 2001 would have been $67.3 million and $0.73, respectively. This pro forma information is provided for greater comparability regarding our on-going operating performance and is unlikely to be comparable to any similar measures in the financial information filed by other issuers. Management uses these pro forma measures to analyze our on-going operations and believes that it is useful to investors in comparing period-to-period performance of our core business operations. A reconciliation of this pro forma information to the related information in accordance with GAAP is provided at the end of the discussion of results of operations.

During fiscal 2003 our operating margin was 18% as compared to 4% during fiscal 2002 and 16% during fiscal 2001. The increase in our operating margin during fiscal 2003 was the result of growth in our revenue during the current fiscal year as well as decreases in our operating costs. The decreases in operating costs were the result of non-recurring special charges discussed above and other decreases in our operating expenses as a result of changes in our internal costs attributable to ongoing expense management and the prior year’s restructuring plan as well as decreases in amortization expenses related to goodwill and intangible assets.

The decrease in our operating margin during fiscal 2002 was the result of maintaining our investment in our sales channels and product development through difficult economic times to ensure that we were appropriately positioned for revenue growth and expanded global market coverage as the economy recovered. During fiscal 2002, the decrease in net income as a percentage of revenue was the result of increases in selling, general, and administration expenses, and research and development expenses as well as the special charges discussed above.

To enhance our CPM solution, on January 10, 2003 we acquired privately held Adaytum, a leading global provider of enterprise performance planning software. Adaytum operating results are included in our results from January 10th to the end of our fiscal year. For fiscal 2004, we expect that Adaytum will be fully integrated in our operations for the entire fiscal year.

A substantial portion of our business is conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations increased the overall revenue growth by four percentage points in fiscal 2003 from fiscal 2002 and decreased overall revenue growth by two percentage points in fiscal 2002 from fiscal 2001. The effect of foreign exchange rate fluctuations increased the overall growth in operating expenses by three percentage points in fiscal 2003 from fiscal 2002 and decreased growth in operating expenses by three percentage points in fiscal 2002 from fiscal 2001.

The following table sets out, for each fiscal year indicated, the percentage that each income and expense item bears to revenue, and the percentage change in the dollar amount of each item as compared to the prior fiscal year.

	Percentage of Revenue			Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Revenue	100.0%	100.0%	100.0%	12.2%	(0	.9)%

Operating expenses
Cost of product license	0.5	0.7	1.5	(18.9)	(50.7)
Cost of product support	3.7	3.4	3.6	23.5	(7.0)
Selling, general, and administrative	63.7	69.9	64.6	2.2	7.1
Research and development	14.2	15.2	13.6	4.7	10.9
Acquired in-process technology	0.0	0.0	0.6	*	*
Special charges	0.0	6.8	0.0	*	*

Total operating expenses	82.1	96.0	83.9	(4.1)	13.4

Operating income	17.9	4.0	16.1	399.2	(75.2)
Interest expense	(0.1)	(0.1)	(0.2)	24.4	(31.3)
Interest income	1.1	1.8	2.5	(30.5)	(28.0)

Income before taxes	18.9	5.7	18.4	270.3	(69.2)
Income tax provision	5.6	1.8	5.4	255.6	(67.6)

Net income	13.3%	3.9%	13.0%	276.9%	(69	.8)%

* not meaningful

The following table sets out, for each fiscal year indicated, the percentage that specific items bear to revenue, and the percentage change in the dollar amount of each item as compared to the prior fiscal year, when the effect of special charges and write-offs of acquired in-process technology are excluded. This pro-forma information is provided for greater comparability regarding our on-going operating performance and is unlikely to be comparable to any similar measures in the financial information filed by other issuers. Management uses this pro forma measure to analyze our on-going operations and believes that it is useful to investors in comparing the period-to-period performance of our core business operations.

	Percentage of Revenue			Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Revenue	100.0%	100.0%	100.0%	12.2%	(0	.9)%
Total operating expenses	82.1	89.2	83.3	3.2	6.1
Operating income	17.9	10.8	16.7	85.6	(35.7)
Net income	13.3%	8.8%	13.6%	68.4%	(35	.4)%

The following table sets out a reconciliation of certain GAAP financial measures to pro forma measures discussed above:

($000s, except per share amounts)

	2003	2002	2001

Reported operating expenses	$452,263	$ 471,515	$ 415,934
Acquired in-process technology	--	--	(3,000)
Special charges	--	(33,440)	--

Pro forma operating expenses	$452,263	$ 438,075	$ 412,934

Reported operating income	$ 98,773	$ 19,787	$ 79,718
Acquired in-process technology	--	--	3,000
Special charges	--	33,440	--

Pro forma operating income	$ 98,773	$ 53,227	$ 82,718

Reported net income	$ 73,144	$ 19,408	$ 64,260
Acquired in-process technology	--	--	3,000
Special charges	--	33,440	--
Income tax effects of above	--	(9,414)	--

Pro forma net income	$ 73,144	$ 43,434	$ 67,260

Reported diluted net income per share	$0.81	$0.21	$0.70
Acquired in-process technology	--	--	0.03
Special charges	--	0.37	--
Income tax effect of above	--	(0.10)	--

Pro forma diluted net income per share	$0.81	$0.48	$0.73

REVENUE

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Business intelligence	$517,738	$453,124	$446,802	14.3%	1.4%
Application development tools	33,298	38,178	48,850	(12.8)	(21.8)

Revenue	$551,036	$491,302	$495,652	12.2%	(0.9)%

Our total revenue was $551.0 million for fiscal 2003 as compared to $491.3 million in fiscal 2002, and $495.7 million in fiscal 2001. Our total revenue was derived primarily from our business intelligence products, principally Web versions of PowerPlay® and Impromptu®; contributing to the increase, but to a lesser extent, were Cognos Finance, Cognos Visualizer, DecisionStream™, Cognos Query, NoticeCast, and our Analytic Application packages. At the end of fiscal 2002 we released Cognos Series 7, a fully integrated enterprise business intelligence solution. We feel enterprise-wide deployment of business intelligence products is the trend in the industry and believe it will continue to increase as a percentage of our total revenue. Total revenue for all business intelligence products was $517.7 million, $453.1 million, and $446.8 million in fiscal 2003, 2002, and 2001, respectively, which resulted in year-over-year increases of 14% and 1%, respectively. Total revenue from our business intelligence products represented 94%, 92%, and 90% of total revenue in fiscal 2003, 2002, and 2001, respectively.

Total revenue from our application development tools, PowerHouse® and Axiant®, was $33.3 million in fiscal 2003, compared to $38.2 million in fiscal 2002, and $48.9 million in fiscal 2001, which resulted in year-over-year decreases of 13% and 22%, respectively. We expect that, in both the short and long term, the trend of decreasing revenue from these products will continue.

The growth in total revenue from product license, product support, and services in fiscal 2003 from fiscal 2002 was as follows: an 8% increase in product license revenue, a 20% increase in product support revenue, and a 6% increase in services revenue. This compares to a decrease in product license revenue of 13% for fiscal 2002 from fiscal 2001, and increases in product support revenue and services revenue of 19% and 2%, respectively for fiscal 2002 from fiscal 2001.

The increase in revenue growth for fiscal 2003 reflects the strength of our business model which is designed to enable corporate performance management for the enterprise customer and the strength of our product offerings. CPM includes software capabilities for planning to drive performance, scorecarding to monitor performance, and business intelligence to understand performance. This meets the needs of corporate decision makers in the current tough economic environment. Although the economic environment remains challenging, we believe that the economy showed signs of stabilizing during fiscal 2003 in each of our main geographic regions, however at a somewhat later date in Europe and Asia/Pacific.

To enhance our CPM solution, on January 10, 2003 we acquired privately held Adaytum, a leading global provider of enterprise performance planning software. This is a significant acquisition for us, however as a result of the acquisition closing seven weeks prior to our year end, it had a minimal impact on revenue for fiscal 2003. Adaytum contributed approximately $6 million to fiscal 2003 revenue and represents revenue from January 10th to the end of our fiscal year. For fiscal 2004, we expect that Adaytum will be fully integrated in our operating results for the entire fiscal year.

The decrease in revenue growth for fiscal 2002 as compared to fiscal 2001 was attributable to the decline in information technology spending and the uncertain economic environment that existed through the majority of fiscal 2002. These conditions affected all of our principal markets and were especially pronounced in the U.S., our largest market. Revenue growth in North America was also slowed by a decline in service revenue as a result of world events. The disruption in the United States in the wake of these events, including air travel and business closures, affected our ability to offer services and our customers’ focus on such services.

The following table sets out, for each fiscal year indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal year.

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

North America	$338,995	$304,467	$317,797	11.3%	(4	.2)%
Europe	173,356	153,037	146,269	13.3	4.6
Asia/Pacific	38,685	33,798	31,586	14.5	7.0

Total	$551,036	$491,302	$495,652	12.2%	(0	.9)%

Our operations are divided into three main geographic regions: (1) North America (includes Latin America), (2) Europe (consists of the U.K. and Continental Europe), and (3) Asia/Pacific (consists of Australia and countries in the Far East). In fiscal 2003 and fiscal 2002, the percentage of total revenue from North America, Europe, and Asia/Pacific was 62%, 31%, and 7%, respectively compared to 64%, 30%, and 6%, respectively, in fiscal 2001. In fiscal 2003, total revenue from North America, Europe, and Asia/Pacific increased from fiscal 2002 by 11%, 13%, and 14%, respectively, compared to a decrease of 4% in North America during fiscal 2002 from fiscal 2001, and increases of 5%, and 7%, in Europe and Asia/ Pacific respectively, in fiscal 2002 from fiscal 2001. The growth rate in North America during fiscal 2003 reflects the relative stabilization within the economic environment and the strong execution of our sales force.

Growth rates for Europe and Asia/Pacific were affected by foreign exchange rate fluctuations. Exchange rate fluctuations increased revenue growth for Europe by 12% for fiscal 2003 as compared to decreasing revenue growth by 4% for fiscal 2002. The impact of exchange rate fluctuations on European growth reflects the relative strength of the Euro as compared to the U.S. Dollar during fiscal 2003. The decline in the European rate of growth, excluding exchange rates, reflects the softening of the European economy, partially offset by the signs of stabilization during fiscal 2003, which lagged the North American economic movements. Exchange rate fluctuations decreased revenue growth for Asia/Pacific by 7% for fiscal 2003 as compared to increasing revenue growth by 10% for fiscal 2002. The impact of exchange rate fluctuations on Asia/Pacific revenue growth similarly reflects the economy in the region, which lagged the North American slow-down.

PRODUCT LICENSE REVENUE

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Product license revenue	$246,697	$228,255	$262,766	8.1%	(13	.1)%
Percentage of total revenue	44.8%	46.5%	53.0%

Total product license revenue was $246.7 million, $228.3 million, and $262.8 million in fiscal 2003, 2002, and 2001, respectively, and accounted for 45% of our revenue for fiscal 2003 as compared to 46% in fiscal 2002 and 53% in 2001. The increase in product license revenue during fiscal 2003 reflects the strength of our business model, our product offerings and strong sales execution in what has been a challenging market. The decrease in product license revenue for fiscal 2002 was predominantly due to the decline in information technology spending and the uncertain economic environment that was prevalent throughout fiscal 2002.

Product license revenue from our business intelligence products was $238.6 million, $219.2 million, and $248.7 million, in fiscal 2003, 2002, and 2001, respectively, which resulted in a year-over-year increase of 9% in fiscal 2003 compared to a year-over-year decrease of 12% in fiscal 2002. Product license revenue associated with the business intelligence products contributed approximately 97%, 96%, and 95% of total product license revenue in fiscal 2003, 2002, and 2001, respectively.

Product license revenue from our application development tools, PowerHouse and Axiant, was $8.1 million, $9.1 million, and $14.0 million, in fiscal 2003, 2002, and 2001, respectively. We expect that, in both the short and long term, the trend of decreasing product license revenue from these products will continue.

Our sales and marketing strategy includes multi-tiered channels ranging from a direct sales force to various forms of third-party distributors, resellers, and original equipment manufacturers. Our direct sales force focuses on reaching Global 2000 companies. We use third-party distributors in order to have adequate market exposure for smaller and mid-sized companies and to extend our presence in selected regions in order to expand our geographic coverage.

Total product license revenue from third-party channels was $75.8 million in fiscal 2003, compared to $69.3 million in fiscal 2002 and $79.0 million in fiscal 2001. Product license revenue from third-party channels represented 31% of total product license revenue in fiscal 2003 and 30% in each of fiscal 2002 and 2001. Within our business intelligence market, product license revenue from third-party channels was $72.4 million, compared to $66.5 million in fiscal 2002, and $75.7 million in fiscal 2001. Product license revenue within this market from third-party channels represented 30% of our business intelligence product license revenue in each of fiscal 2003, 2002, and 2001.

PRODUCT SUPPORT REVENUE

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Product support revenue	$211,633	175,636	147,589	20.5%	19.0%
Percentage of total revenue	38.4%	35.8%	29.8%

Product support revenue was $211.6 million, $175.6 million, and $147.6 million in fiscal 2003, 2002, and 2001, respectively. Product support revenue accounted for 38% of our total revenue for fiscal 2003, compared to 36% in fiscal 2002 and 30% for fiscal 2001. The increase in the dollar amounts was the result of new support contracts from the expansion of our customer base, as well as the renewal of existing support contracts. Due to the ratable recognition of support revenue, declines in license revenue growth are reflected in support revenue growth rates a full year later. Using normalized exchange rates, growth rates in support during fiscal 2003 and fiscal 2002 were impacted by the license growth rates experienced in previous years. Although we believe we are experiencing excellent renewal rates, the rate of growth of support revenue is expected to slow down slightly to be more in line with the rate of growth experienced in license revenue.

Total product support revenue from business intelligence products was $187.3 million, $147.5 million, and $114.2 million in fiscal 2003, 2002, and 2001, respectively and constituted 89%, 84%, and 77% of the total product support revenue in fiscal 2003, 2002, and 2001, respectively. In fiscal 2003, total product support revenue from business intelligence products increased by 27% from fiscal 2002 and total product support revenue from application development tools decreased by 14% over the same period. In fiscal 2002, total product support revenue from business intelligence products increased by 29% from fiscal 2001 and total product support revenue from application development tools decreased by 16% over the same period.

SERVICES REVENUE

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Services revenue	$92,706	$87,411	$85,297	6.1%	2.5%
Percentage of total revenue	16.8%	17.8%	17.2%

Our services revenue includes revenue from education, consulting, and other services and was $92.7 million, $87.4 million, and $85.3 million in fiscal 2003, 2002, and 2001, respectively. Services revenue accounted for 17% of our total revenue for fiscal 2003, compared to 18% in fiscal 2002 and 17% in fiscal 2001. Services revenue associated with business intelligence products contributed approximately 99% of total services revenue in both fiscal 2003 and fiscal 2002 compared to 98% fiscal 2001. The increase in services revenue in both fiscal 2003 and fiscal 2002 was predominantly the result of increases in consulting revenue which were offset, in part by decreases in education revenue.

During fiscal 2003, fiscal 2002, and fiscal 2001, we continued to increase the level of sales of our business intelligence solutions within global enterprises. Our business intelligence solutions are increasingly being deployed on an enterprise-wide, global basis within organizations for mission-critical applications. Successful installation and deployment of our solution has become critical to our customers’ success. As a result, our customers have increasingly required services such as strategic planning, project management, analysis and design, technical advisory, and instruction to effectively deploy our solutions. This trend was slowed for a time during part of fiscal 2003 and fiscal 2002. Uncertain economic conditions affected our customers’ information technology spending in our principal markets. This affected the sales of, and services revenue from, our business intelligence products. During fiscal 2002 world events caused a disruption in the United States including air travel and business closures. These and other factors that occurred in the wake of these events affected our ability to offer services and our customers’ focus on such services. Although the economic environment remains challenging, we believe that the global economy showed signs of stabilizing during fiscal 2003. The increase in growth during fiscal 2003 reflects this economic change and the strength of our business model and product offerings.

OPERATING EXPENSES

COST OF PRODUCT LICENSE

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003		2001 to 2002

Cost of Product License	$2,927	$3,609	$7,315	(18	.9)%	(50	.7)%
Percentage of license revenue	1.2%	1.6%	2.8%

The cost of product license consists primarily of royalties for technology licensed from third-parties and the costs of materials and distribution related to licensed software. Product license costs in fiscal 2003 were $2.9 million compared to $3.6 million in fiscal 2002 and $7.3 million in fiscal 2001. Product license costs represented 1% of product license revenue for fiscal 2003, compared to 2% for fiscal 2002 and 3% in fiscal 2001. The decrease, in dollar terms, in fiscal 2003 from fiscal 2002 is due to decreases in materials and distribution costs; royalty costs remained relatively consistent with fiscal 2002 levels. The decrease in fiscal 2002 from fiscal 2001 was due to decreases in royalty costs as significant royalty contracts lapsed and were not renewed.

COST OF PRODUCT SUPPORT

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Cost of product support	$20,467	$16,576	$17,820	23.5%	(7	.0)%
Percentage of product support revenue	9.7%	9.4%	12.1%

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third-parties, and the cost of materials delivered in connection with enhancement releases. The cost of product support was $20.5 million, $16.6 million, and $17.8 million in fiscal 2003, 2002, and 2001, respectively. These costs represented 10% of product support revenue in fiscal 2003 and 9% for fiscal 2002, and 12% in fiscal 2001. The increase, in dollar terms, in fiscal 2003 from fiscal 2002 was associated predominantly with increases in telesupport and websupport costs as we brought in additional resources to enhance our customer service through the web and telephonic support systems. The decrease in fiscal 2002 from fiscal 2001 was associated predominantly with decreases in royalty costs.

SELLING, GENERAL, AND ADMINISTRATIVE

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Selling, general, and administrative	$350,766	$343,276	$320,535	2.2%	7.1%
Percentage of total revenue	63.7%	69.9%	64.7%

Selling, general, and administrative expenses were $350.8 million, $343.3 million, and $320.5 million in fiscal 2003, 2002, and 2001, respectively. These costs were 64% of revenue in fiscal 2003 compared to 70% and 65% in fiscal 2002 and 2001, respectively.

The increase in the selling, general, and administrative expenses in fiscal 2003 was primarily the result of increases in average staffing levels and related compensation expenses as the average number of employees within the selling, general, and administrative areas grew by 3%. Contributing to the increase, but to a lesser extent were increases in travel and living costs and external subcontractors. Travel and living costs decreased during fiscal 2002 in response to world events and the economic environment. During fiscal 2003 business travel increased as the economy began to show signs of stabilizing. Partially offsetting these increases during fiscal 2003 were decreases in amortization expense and staff development costs. During fiscal 2003 we implemented SFAS No. 142 (See Note 5 of the Notes to the Consolidated Financial Statements). Under the provisions of SFAS No. 142 we no longer amortize goodwill and amortization expense during fiscal 2003 decreased by approximately $4.4 million as a result. Amortization expense also decreased by approximately $3.7 million as a result of certain other intangible assets becoming fully amortized.

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

RESEARCH AND DEVELOPMENT

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Research and development	$78,103	$74,614	$67,264	4.7%	10.9%
Percentage of total revenue	14.2%	15.2%	13.6%

Research and development costs were $78.1 million, $74.6 million, and $67.3 million, for fiscal 2003, 2002, and 2001, respectively. Research and development costs have continued to increase, in dollar terms, over the last several fiscal years, however they have remained relatively stable as a percentage of revenue at 14%, 15%, and 14% of total revenue in fiscal 2003, 2002, and 2001, respectively. The growth in dollar terms during fiscal 2003 was primarily the result of increases associated with higher staffing levels in this area as we continued to invest in our research and development team. Contributing to a lesser extent were increases in services purchased externally. The growth in fiscal 2002 was primarily the result of increases associated with higher staffing levels in this area and increases in services purchased externally as we maintained our investment in product development through an uncertain economic landscape. The increase in the average number of employees in this area was 2% in fiscal 2003 from fiscal 2002 and was 9% in fiscal 2002 from fiscal 2001.

Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria and are expensed as incurred. Costs were not deferred in any of fiscal 2003, 2002, or 2001 because either no projects met the criteria for deferral or the period between (i) achieving technological feasibility and (ii) the general availability of the product was short, and the associated costs were immaterial.

During fiscal 2003 we continued to invest in research and development activities for our next generation of business intelligence solutions which are the foundation of our CPM vision. During fiscal 2003 we released Cognos Finance 6.0, a comprehensive budgeting, consolidation, planning, and forecasting solution providing users with Web-based access to financial analysis. We also released Cognos Metrics Manager, a scorecarding solution that enables organizations to manage performance by mapping strategy to execution through metrics.

We continued to invest in our Analytic Application packages during fiscal 2003. Cognos Analytic Applications are pre-packaged analytic applications including Sales Analysis, Accounts Receivable, General Ledger Analysis, Accounts Payable, Inventory Analysis, and Procurement Analysis. During fiscal 2003 we made available Cognos Analytic Applications for SAP R/3™ and mySAP™. This suite allows corporate decision makers to monitor, analyze, and understand business information from SAP data sources. In addition we released Cognos DecisionStream Connector for SAP R/3, a solution for rapid access and extraction of SAP R/3 data and mySAP.

At the end of fiscal 2003 we announced Cognos Series 7 Version 2 which builds on the end-to-end business intelligence value of Cognos Series 7 released during fiscal 2002. Cognos Series 7 is a fully integrated enterprise business intelligence solution offering flexible scoreboards, dashboards, managed reporting, analysis, ad hoc query, and event detection and notification, visualization, and data integration. During fiscal 2003 we also released Cognos Web Services, a universal integration platform for extending Cognos Series 7 business intelligence into other application environments.

ACQUISITIONS/ACQUIRED IN-PROCESS TECHNOLOGY

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Acquired in-process technology	--	--	$3,000	*	*

* not meaningful

Fiscal 2003

On January 10, 2003 we acquired Adaytum, Inc., based in Minneapolis, Minnesota. Adaytum is a leading global provider of enterprise performance planning software. This acquisition enhances our enterprise planning offering, an essential component of CPM for large companies. Leveraging enterprise business intelligence with enterprise planning completes the Cognos vision for CPM. The ability to offer the full closed-loop CPM (planning, budgeting, monitoring, analysis, and reporting) cycle from a single vendor strengthens the value of our product offering and enhances the execution of our CPM strategy. The aggregate merger consideration was $157.1 million paid in cash. Additionally, in connection with the merger, we assumed certain stock options issued pursuant to Adaytum’s stock option plan, which became options to purchase approximately 839,000 of our common shares with a fair value of approximately $8.7 million.

An independent appraisal valued the in-process research and development at an immaterial amount, and therefore the purchase of Adaytum did not involve the write-off of any in-process research and development.

Based on an independent appraisal, $27.5 million of the purchase price was allocated to intangible assets, subject to amortization. Of this amount $19.7 million was allocated to acquired technology and $7.8 million was allocated to contractual relationships. The weighted average amortization period of these intangible assets is approximately six years. In the allocation of purchase price $154.3 million was allocated to goodwill. This represents the excess of the purchase price paid for Adaytum over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with GAAP, goodwill will not be amortized but will be subject to annual impairment testing.

Fiscal 2002

On February 28, 2002, we exercised our option to purchase the 50% of the voting shares representing all of the outstanding voting interest in our subsidiary in Japan, TCI. We felt that TCI could more gainfully serve the Japanese market as our wholly owned subsidiary. We had always consolidated the results of TCI as we had effective control over TCI. The former shareholders of TCI received approximately $2.2 million in cash upon completion of the purchase. We also paid Teijin Limited the accumulated minority interest in TCI approximately $1.5 million during fiscal 2003. We also agreed to pay additional consideration at each period end for eight quarters, based on the net revenue of TCI. During fiscal 2003, approximately $0.3 million of contingent consideration was paid and approximately $0.2 million is payable to the former shareholders of TCI in relation to TCI net revenue during fiscal 2003. These amounts have been added to the purchase price of TCI and allocated to goodwill during fiscal 2003. The additional purchase price related to the contingent payments was not recorded at the date of acquisition as it could not be reasonably estimated at that time. The purchase of TCI did not involve the purchase of any in-process research and development. The acquisition was accounted for using the purchase method. The results of operations of TCI were consolidated historically, and thus pro forma information has not been provided.

Fiscal 2001

During the second quarter of fiscal 2001, we acquired Powerteam OY, our distributor in Finland. The agreement stipulated that the shareholders of Powerteam OY would receive approximately $2.3 million in cash in the two years subsequent to the date of acquisition and could also receive additional cash payments not to exceed $0.5 million in the three years subsequent to acquisition. We have paid $2.3 million of the amount due to the former shareholders and have paid $0.3 million of the additional contingent consideration. No further payments are required. The acquisition of Powerteam OY did not involve the purchase of acquired in-process technology. We have conditioned a portion of the overall consideration on the continued tenure of certain employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of the purchase price.

During the third quarter of fiscal 2001, we acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast’s Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The agreement stipulated that the shareholders of NoticeCast Software Ltd. would receive approximately $9.0 million in cash on closing and would receive 148,468 shares of our common stock valued at approximately $4.8 million. The shares were being held in escrow and were released on the second anniversary of the closing of the transaction. For valuation purposes, the shares were appropriately discounted. An independent appraisal valued the in-process research and development at $3.0 million. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, we recorded a special charge of $3.0 million (or $0.03 per share on a diluted basis) in the third quarter ended November 30, 2000 to write off the in-process technology.

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

For the acquisition of NoticeCast, the fair value of NoticeCast’s one in-process research and technology project, emPower™, was assessed by independent business valuators at $3.0 million. The valuators used the income forecast method, with the percentage completion approach to value the acquired in-process research and development. The adjusted discount rate applied by the valuators to the project’s cash flows was 35%. We believe that emPower was approximately 40% complete at the time of purchase. Cash inflows from this project commenced in fiscal 2002.

With the integration of the NoticeCast technology into the Cognos solution, the average price of our products was expected to increase slightly. However, we have not experienced a material impact from the integration of this project, on the margin rates experienced historically. The risks and uncertainties associated with completing the development of the project at the time of acquisition were: integration of the project with our platform on a timely basis, scalability of the project with our platform, testing on a timely basis, and predictability of performance. If the project was not completed on schedule, our competition could have introduced similar products before us. This could have resulted in a decline in our sales or a loss of market acceptance of our products.

Also during the third quarter of fiscal 2001, we completed the acquisition of Johnson & Michaels, Inc. (JAMI), a leading provider of business intelligence consulting services. The agreement stipulated that the shareholders of JAMI would receive total cash consideration of approximately $3.9 million over three years and 104,230 shares of our common stock valued at $4.3 million over the same period. Approximately $3.1 million has been paid and 82,081 shares of common stock have been released. We hold the remaining shares, all of which have been issued, in escrow for release on the third anniversary of the closing of the transaction. We have conditioned a portion of the overall consideration on the continued tenure of certain employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of the purchase price. The deferred shares are accounted for as an offset to capital stock. The acquisition of JAMI did not involve the purchase of acquired in-process technology.

SPECIAL CHARGES

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Business restructuring	--	$10,209	--	*	*
Patent litigation	--	23,231	--	*	*

Special charges	--	$33,440	--	*	*

* not meaningful

Business restructuring charge

During the first quarter of fiscal 2002, we implemented a restructuring plan to align our cost structure and operations to the prevailing economic environment, resulting in a pre-tax business restructuring charge to earnings of $12.8 million. Business restructuring charges primarily related to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impacted all functional groups and geographic regions.

Cost savings as a result of the restructuring plan affected compensation, amortization, and lease expenses. This decrease in costs primarily impacted selling, general, and administration expense and research and development expense. The expense reductions took effect in the second quarter of fiscal 2002.

Cash outlays of $0.4 million related to these restructuring activities were charged against the accrual during fiscal 2003. Cash outlays of $8.2 million and fixed asset write-offs of $1.6 million related to the restructuring activities were charged against the accrual in fiscal 2002. In the fourth quarter of fiscal 2002, $2.6 million of the original accrual was reversed into income. The reversal was the result of revisions to prior cost assumptions including: subleases of closed sales offices, reversal of amounts accrued for salary and benefits as favorable arbitration rulings were pronounced and refinement of salary continuance amounts based on actual outcomes, and individual outplacement costs as many individuals refused the services and more affordable group alternatives were found.

Patent Litigation Settlement

On May 5, 2000, an action was filed in the United States District Court for the Northern District of California against us by Business Objects S.A., for alleged patent infringement. The complaint alleged that our Impromptu product infringes Business Objects’ United States Patent No. 5,555,403 entitled “Relational Database Access System using Semantically Dynamic Objects” (the “’403 Patent”). Although we have denied and continue to deny all claims asserted in the action, on May 24, 2002 we reached an agreement to settle that action. Under the terms of the settlement agreement between ourselves and Business Objects, Business Objects agreed to release us for any infringement of the ’403 Patent (and any amendments or related patents) and to effect that release, granted us a license under the ’403 Patent for the term of that patent or any amendments or related patents. Both parties also agreed to release the other from all claims, liabilities, costs or expenses that either party hold against the other, on account of actions taken prior to the effective date of the settlement. The parties have also entered into a covenant not to sue or assert any claim against the other for infringement of any patents for a period of five years from the effective date of the settlement. As consideration for the settlement agreement, we agreed to pay Business Objects the sum of $24.0 million. During fiscal 2003, $15.3 million was paid, and $1.8 million will be paid every quarter for the next five quarters. We recorded a special charge of $23.2 million, in fiscal 2002, representing the present value of this payment stream discounted using an interest rate of 6%, in accordance with FASB Statement 5 Contingent Liabilities. The after-tax effect of this charge is $16.8 million. The remaining balance of $0.8 million represents the interest to be recognized over the payment term. The remaining principal amount is recorded in accrued charges and long-term liabilities on the balance sheet.

INTEREST INCOME AND EXPENSE

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003		2001 to 2002

Net interest income	$5,525	$8,382	$11,600	(34	.1)%	(27	.7)%

Interest income was earned on our cash, cash equivalents, and short-term investments and interest expense related primarily to interest incurred on various transactions occurring throughout the year. Net interest income was $5.5 million, $8.4 million, and $11.6 million in fiscal 2003, 2002, and 2001, respectively. The decrease during fiscal 2003 was primarily the result of decreases in the average effective rates earned on investments. This decrease was partially offset by an increase in the average size of the investment portfolio and by the impact of favourable exchange rates fluctuations.

The decrease during fiscal 2002 was the result of a decrease in the average effective interest rates earned on investments offset by an increase in the average size of the investment portfolio. This decrease was amplified by the impact of unfavorable exchange rate fluctuations.

TAX EXPENSE

($000s)				Percentage Change from Fiscal

	2003	2002	2001	2002 to 2003	2001 to 2002

Tax expense	$ 31,154	$ 8,761	$27,058	255.6%	(67	.6)%
Effective tax rate	29.9%	31.1%	29.6%

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In fiscal 2003, we recorded an income tax provision of $31.2 million on $104.3 million of pre-tax income, representing an effective income tax rate of 30%. This effective income tax rate is slightly lower than the rate we recorded in the first three quarters of fiscal 2003. In fiscal 2002, we recorded an income tax provision of $8.8 million on $28.2 million of pre-tax income, representing an effective income tax rate of 31%. In fiscal 2001, we recorded an income tax provision of $27.1 million on $91.3 million of pre-tax income. This tax expense represented an effective income tax rate of 30% for the year.

LIQUIDITY AND CAPITAL RESOURCES

($000s, except DSO)			Percentage Change from Fiscal

	2003	2002	2002 to 2003

Cash, cash equivalents, and short-term investments	$ 242,258	$ 314,529	(23	.0)%
Working capital	128,864	227,573	(43.4)
Long-term liabilities	(1,647)	(9,131)	(82.0)
Net cash provided by (used in):
Operating activities	104,525	103,689	0.8
Investing activities	(123,107)	(20,012)	515.2
Financing activities	(16,374)	(5,098)	221.2%
Days sales outstanding (DSO)	76	72

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

As of February 28, 2003, we held $242.3 million in cash, cash equivalents, and short-term investments, a decrease of $72.3 million from February 28, 2002. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

WORKING CAPITAL

Working capital represents our current assets less our current liabilities. As of February 28, 2003, working capital was $128.9 million, a decrease of $98.7 million from February 28, 2002. The decrease can be attributed to lower levels of cash, cash equivalents, and short-term investments as a result of the acquisition of Adaytum for which we paid cash consideration of $157.1 million. Also contributing to the decrease in working capital was an increase in deferred product support revenue partially offset by an increase in accounts receivable; both partially the result of the Adaytum acquisition.

Days sales outstanding (DSO) was 76 days at February 28, 2003 as compared to 72 days as at February 28, 2002. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue. During fiscal 2003 we continued our conscious effort to improve our collections experience and as a result we maintained the health of our accounts receivables throughout fiscal 2003. Our DSO increased from fiscal 2002 primarily as a result of the acquisition of Adaytum.

LONG-TERM LIABILITIES

As at February 28, 2003, we had a total of $1.6 million of long-term liabilities, a decrease of $7.5 million from February 28, 2002. The decrease was the result of the movement to current liabilities of payments due in relation to the patent litigation settlement agreement during fiscal 2003. Also contributing to the decrease, but to a lesser extent, were payments due in connection with certain acquisitions made in prior years which have moved to current liabilities.

CASH PROVIDED BY OPERATING ACTIVITIES

Cash provided by operating activities (after changes in non-cash working capital items) for fiscal 2003 was $104.5 million, an increase of $0.8 million compared to the prior fiscal year. Although net income increased during fiscal 2003, accounts receivable balances were maintained at prior years’ levels. In contrast during fiscal 2002 through a conscious effort to improve our collections experience we achieved dramatic decreases in our accounts receivable balances. We have been able to maintain this level of collection experience within our core accounts receivable balances. Also partially offsetting the cash provided by the net income during the year was a decrease in accrued charges primarily related to the first installment payment made in relation to the patent settlement agreement in the first quarter of fiscal 2003, which was classified as accrued charges at February 28, 2002.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities was $123.1 million for fiscal 2003, an increase in investment of $103.1 million compared to the prior fiscal year. The majority of the fluctuation stems from an increase in acquisition costs, for which we invested $152.2 million, net of cash acquired. This is primarily related to the acquisition of Adaytum for which the cash consideration was $157.1 million. In comparison we spent $2.2 million on acquisitions during fiscal 2002. Offsetting this investing activity was a decrease in the net investment in short-term investments in fiscal 2003 from fiscal 2002. In fiscal 2003, the proceeds on the maturity of our short-term investments were in excess of purchases of short-term investments by $45.5 million. In comparison during fiscal 2002 our investments in short-term investments, net of maturities, were $5.2 million.

CASH USED IN FINANCING ACTIVITIES

Cash used in financing activities was $16.4 million for fiscal 2003, compared to $5.1 million during fiscal 2002. Our financing activities for both fiscal years involved the repurchase of our own shares in the open market, and the issuance of shares pursuant to our stock purchase plan and the exercise of stock options. We issued 1,017,000 common shares valued at of $13.4 million during fiscal 2003, compared to 1,436,000 common shares valued at $16.1 million during fiscal 2002. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors. During fiscal 2003 we repurchased 910,000 shares at a cost of $20.0 million, compared to 1,616,000 shares at a cost of $29.0 million in fiscal 2002.

The share repurchases made in the past two fiscal years were part of distinct open market share repurchase programs through the Nasdaq National Market and during fiscal 2003, shares were also repurchased under our secondary offering of common shares (see Note 12 of the Notes to the Consolidated Financial Statements). We repurchased 180,000 shares at an aggregate purchase price of $3.2 million during fiscal 2003 in connection with our secondary offering. These repurchased shares were cancelled. The open market share repurchases made in fiscal 2003 were part of two open market share repurchase programs. The program adopted in October 2001 expired on October 8, 2002. Under this program we repurchased 1,188,400 of our shares for $26.1 million including repurchases of 388,100 shares for $10.0 million in fiscal 2003; all repurchased shares were cancelled. In October 2002, we adopted a new program that enables us to purchase up to 4,398,820 common shares (not more than 5% of those issued and outstanding) between October 9, 2002 and October 8, 2003. Under the current program we repurchased 342,400 shares for $6.9 million during fiscal 2003. All repurchased shares were cancelled. This program does not commit us to make any share repurchases. Purchases will be made on the Nasdaq National Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. All repurchased shares will be cancelled. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary. (See Note 11 of the Notes to the Consolidated Financial Statements.)

CONTRACTS AND COMMITMENTS

We have arranged an unsecured credit facility. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn$12.5 million (U.S.$8.4 million), subject to certain covenants. As of February 28, 2003 and 2002, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization. Annual payments on these leases were approximately $15.4 million. Commitments related to the operating leases over the next five years and thereafter are disclosed in Note 7 of the Notes to the Consolidated Financial Statements.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. Typically these contracts are between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of February 28, 2003, we had foreign exchange forward contracts, with maturity dates on or before May 29, 2003, to exchange various foreign currencies in the amount of $17.9 million.

As consideration for the patent litigation settlement agreement we agreed to pay the sum of $24.0 million. During fiscal 2003, $15.3 million was paid, and $1.8 million will be paid every quarter for the next five quarters. The remaining principal amount is recorded in accrued charges and long-term liabilities on the balance sheet.

In connection with the acquisition of Adaytum, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for abandoning leased premises of Adaytum and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. At February 28, 2003 the total cash payments remaining in relation to the accrual are $7.6 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions and related items and is expected to be paid during fiscal 2004.

During fiscal 2004 we plan to move to more stock-based compensation for our employees using our Restricted Share Unit plan, which will affect our operating results (see Note 11 of the Notes to the Consolidated Financial Statements). The administration of this plan requires that the common shares for which restricted share units may be exchanged will be purchased on the open market.

The following table summarizes our outstanding cash commitments as of February 28, 2003:

($000s)	Payments due by period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$ --	$ --	$ --	$ --	$ --
Capital leases	--	--	--	--	--
Operating leases	56,180	14,662	21,012	8,865	11,641
Purchase obligations	--	--	--	--	--
Other long-term liabilities	8,750	7,000	1,750	--	--

Total outstanding cash commitments	$64,930	$21,662	$22,762	$8,865	$11,641

We have never declared or paid any cash dividends on our common shares. Our current policy is to retain our earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in Cognos.

We believe that our current cash, cash equivalents, and short-term investments balance and funds generated from operations, if any, will be adequate to finance operations and meet any capital requirements through fiscal 2004.

Inflation has not had a significant impact on our results of operations.

MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Further discussion of our investment and foreign exchange policies can be found in Notes 1 and 9 of the Notes to the Consolidated Financial Statements.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is security of principal. Among other selection criteria, the investment policy states that the term to maturity of investments cannot exceed two years in length. We do not use derivative financial instruments in our investment portfolio.

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. The amount of our long-term debt is immaterial. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the fiscal year ending February 28, 2003, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

FOREIGN CURRENCY RISK

We operate internationally; accordingly, a substantial portion of our financial instruments is held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of February 28, 2003, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

As we operate internationally, a substantial portion of our business is also conducted in foreign currencies other than the U.S. dollar. Accordingly, our results are affected, and may be affected in the future, by exchange rate fluctuations of the United States dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. The resulting gains and losses from this translation are included in net income. We cannot predict the effect of foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations, and financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements, including statements regarding the future success of our business and technology strategies, and future market opportunities. These statements are neither promises nor guarantees, but involve known and unknown risks and uncertainties that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed in or implied by these forward-looking statements. These risks include risks related to our revenue growth, operating results, industry, products, and litigation, as well as the other factors discussed below and elsewhere in this report. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they were made. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

RISKS RELATED TO OUR BUSINESS

Our revenue may not continue to grow at historical rates, could stop growing or decline.

We rely predominantly on revenue from our business intelligence products. Although we have experienced revenue growth with respect to our business intelligence products over the past few fiscal years, we cannot assure you that revenue from these products will continue to grow. Revenue associated with these products may, in the future, stop growing or decline. In addition, our growth rate may be adversely affected by global economic conditions generally, and economic conditions in Canada, the U.S. or Europe, in particular.

Our quarterly and annual operating results are volatile and difficult to predict, and if we fail to meet the expectations of securities analysts or investors, our share price could decline significantly.

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern to continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the following fiscal year. In addition, in each quarter we typically close a larger percentage of sales transactions near the end of that quarter. Because our quarterly and annual operating results may be significantly affected by large, enterprise-wide sales, our inability to close one or more such sales before the end of the applicable period may adversely affect our operating results. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the price of our common shares may fall. Our quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

•	our ability to achieve and maintain revenue growth or to anticipate a decline in revenue from any of our products;

•	the impact of global economic conditions on our sales cycle;

•	our ability to obtain and close sales, particularly large enterprise transactions;

•	changes in product mix and our ability to anticipate changes in shipment patterns;

•	our ability to identify and develop new technologies and to incorporate those technologies into new products;

•	our ability to select appropriate business models and strategies;

•	our ability to position ourselves to achieve growth;

•	our ability to identify, hire, train, motivate, and retain highly qualified personnel, and to achieve targeted productivity levels;

•	our ability to identify, develop, introduce, and deliver in a timely manner new and enhanced versions of our products which anticipate market demand and address customer needs;

•	market acceptance of business intelligence software and of new and enhanced versions of our products;

•	our ability to establish and maintain a competitive advantage;

•	changes in our pricing policies or those of our competitors and other competitive pressures on selling prices;

•	size, timing, and execution of customer orders and shipments, including delays, deferrals, or cancellations of customer orders;

•	number, timing, and significance of product enhancements and new product and technology announcements by us or by our competitors;

•	our reliance on third-party distribution channels as part of our sales and marketing strategy;

•	the timing and provisions of pricing protections and exchange from our distributors;

•	changes in foreign currency exchange rates; and

•	our ability to enforce our intellectual property rights.

These factors could materially adversely affect our share price and our business, results of operations, and financial condition.

We depend on our direct sales force to sell our products, and if we fail to retain or hire and train new sales personnel, our future growth will be impaired.

We sell our products primarily through our direct sales force, and we expect to continue to do so in the future. Our ability to achieve revenue growth in the future will depend on our ability to recruit, train, and retain qualified direct sales personnel. We have in the past and may in the future experience difficulty in recruiting and retaining qualified sales personnel. Our inability to maintain and improve the productivity of our direct sales force could impair our growth and cause our share price to fall.

We rely, in part, on others to market and distribute our products, and their failure to do so successfully could significantly harm our ability to maintain and expand our customer base, which would adversely affect our growth strategy.

Our sales and marketing strategy includes multi-tiered channels of third-party distributors, resellers, and OEMs. We have developed a number of these relationships and intend to continue to develop new ones. Our inability to attract effective third-party distributors or their inability to penetrate their respective market segments, or the loss of any of our third-party distributors as a result of competitive products offered by other companies, or products developed internally by them or otherwise, could harm our ability to maintain and expand our customer base. In addition, if a third-party distributor fails to install our product successfully, we could lose existing and potential customers. If these events were to occur, our business could grow more slowly than forecasted, or not at all, or we could incur additional, unanticipated expenses.

Our ability to adjust our expenses in the near term is limited, which could cause our profits to decrease.

During periods of unfavorable economic conditions in recent fiscal years, we reduced overall discretionary spending levels but continued to incur expenditures selectively in areas that we viewed as necessary to strengthen our position in the marketplace. This resulted in an increase in our operating expenses. Although the economic environment remains challenging, the global economy appears to be stabilizing. We expect to continue to incur expenditures selectively in areas that we view as necessary for new revenue growth and expand global market coverage. We base our operating expense budgets on projections of future revenues that are more difficult to make in periods of economic uncertainty. As a result, our operating expense budgets may be based on inaccurate assumptions. If we do not meet our future revenue projections, operating expenses would increase as a percentage of our revenues and our profits would decrease.

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which would reduce our revenues.

Our customers typically invest substantial time, money, and other resources researching their needs and available competitive alternatives before deciding to license our software products. Typically, the larger the potential sale, the more time, money, and other resources will be invested. As a result, we may wait many months after our first contact with a customer before a sale can actually be completed. The time required for implementation of our products varies among our customers and may last several months, depending on our customers’ needs and the products deployed. In particular, it may be difficult to install our products if the customer has complicated operational requirements, such as integrating databases, hardware, and software from different vendors.

During these long sales and implementation cycles, events may occur that affect the size or timing of the order or even cause it to be cancelled. For example:

•	purchasing decisions may be postponed, or large purchases reduced, during periods of economic uncertainty;

•	we or our competitors may announce or introduce new products; or

•	the customer’s own budget and purchasing priorities may change.

If these events were to occur, sales of our products may be cancelled or delayed, which would reduce our revenues.

If we do not protect our intellectual property, our products may lose any competitive advantage, and even if we are successful, protecting our intellectual property could be time consuming and expensive.

Our success depends in part on our ability to protect our rights in our intellectual property. We rely on various intellectual property protections, including contractual provisions, patents, copyright, trademark and trade secret laws, to preserve our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization. Policing unauthorized use of intellectual property is difficult, and some foreign laws do not protect proprietary rights to the same extent as the laws of Canada or the United States.

To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of our management, and materially disrupt the conduct of our business.

Intellectual property claims brought against us could be time consuming and costly to defend, and if we are unsuccessful, our ability to sell products incorporating the disputed intellectual property could be limited or we may have to pay license fees, royalties, or damages.

We may become increasingly subject to claims by third parties that our technology infringes their property rights due to the growth of software products in our target markets and the overlap in functionality of these products. Regardless of their merit, any such claims could:

•	be time consuming;

•	be expensive to defend;

•	divert management’s attention and focus away from the business;

•	cause product shipment delays; and

•	require us to enter into costly royalty or licensing agreements or to stop using such technology.

The loss of our rights to use software currently licensed to us by third parties could significantly increase our operating expenses by forcing us to seek alternative technology and adversely affect our ability to compete.

We license certain technologies used in our products from third parties, generally on a non-exclusive basis. The termination of any of these licenses, or the failure of the licensors to adequately maintain or update their products, could delay our ability to ship our products while we seek to implement alternative technology offered by other sources. In addition, alternative technology may not be available on commercially reasonable terms. In the future, it may be necessary or desirable to obtain other third-party technology licenses relating to one or more of our products, or relating to current or future technologies, to enhance our product offerings. We cannot assure you that we will be able to obtain licensing rights to the needed technology on commercially reasonable terms, if at all.

If a successful product liability claim were made against us, our business could be seriously harmed.

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

We face significant operational and financial risks associated with our international operations.

We derive a significant portion of our total revenues from international sales. International sales are subject to significant risks, including:

•	unexpected changes in legal and regulatory requirements and policies in foreign markets affecting our international sales;

•	changes in tariffs and other trade barriers;

•	fluctuations in currency exchange rates;

•	political and economic instability;

•	longer payment cycles and other difficulties in accounts receivable collection;

•	difficulties in managing foreign distributors and representatives;

•	difficulties in staffing and managing foreign operations;

•	difficulties in protecting our intellectual property internationally; and

•	potentially adverse consequences arising from changes in tax laws.

Each of these factors could materially impact our international operations and adversely affect our business as a whole.

Currency fluctuations may adversely affect us.

A substantial portion of our revenues are earned in currencies other than U.S. dollars, and similarly, a substantial portion of our operating expenses are incurred in currencies other than U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and other currencies, such as the Canadian dollar and the Euro, may have a material adverse effect on our business, financial condition, and operating results. Our policy with respect to foreign currency exposure is to manage financial exposure to some foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries, typically between the U.S. dollar and the Euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar.

Pursuing, completing, and integrating recent and potential acquisitions could divert management’s attention and financial resources and may negatively affect our operating results.

In the past we have made acquisitions of products and businesses and in fiscal 2003 we acquired privately held Adaytum, Inc. In the future, we may engage in additional acquisitions of other products or businesses that we believe are complementary to ours. We cannot assure you that we will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition, or successfully integrate any acquired product or business into our operations. Further, acquisitions may involve a number of other risks, including:

•	diversion of management’s attention;

•	disruption to our ongoing business;

•	failure to retain key acquired personnel;

•	difficulties in assimilating acquired operations, technologies, products, or personnel;

•	unanticipated expenses, events, or circumstances;

•	assumption of disclosed and undisclosed liabilities; and

•	the risk that we will not be able to value the acquired in-process research and development, or an entire acquired business, appropriately.

If we do not successfully address these risks or any other problems encountered in connection with an acquisition, the acquisition could have a material adverse effect on our business, results of operations, and financial condition. Problems with an acquired business could have a material adverse effect on our performance or our business as a whole. In addition, if we proceed with an acquisition, our available cash may be used to complete the transaction, diminishing our liquidity and capital resources, or shares may be issued which could cause a dilution to existing shareholders.

Failure to manage our growth successfully may adversely impact our operating results.

The expansion of our business and customer base has placed, and will continue to place, increased demands on our management, operating systems, internal controls, and financial resources. If not managed effectively, these increased demands may adversely affect the products and services we provide to our existing clients. In addition, our personnel, systems, procedures, and controls may be inadequate to support our future operations. Consequently, in order to manage our growth effectively, we may be required to increase expenditures to expand, train, and manage our employee base, improve our management, financial and information systems, and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing our growth.

Our executive management and other key personnel are essential to our business, and if we are not able to recruit and retain qualified personnel, our ability to develop, market, and support our products and services could be harmed.

We depend on the services of our key technical and management personnel. The loss of the services of any of these persons could have a material adverse effect on our business, results of operations, and financial condition. Our success is highly dependent on our continuing ability to identify, hire, train, motivate, and retain highly qualified management, technical, sales, and marketing personnel. Competition for such personnel can be intense, and we cannot assure you that we will be able to attract, assimilate, or retain highly qualified technical and managerial personnel in the future. Our inability to attract and retain the necessary management, technical, sales, and marketing personnel may adversely affect our future growth and profitability.

Our ability to continue to attract and retain executive management and other key personnel may be more difficult without a stock option plan.

Options remain a key compensation element for software and technology companies. Our stock option plan expired in May 2002 and we do not have a stock option plan pursuant to which we can grant options to current or prospective employees. We have adopted a Restricted Stock Unit Plan (“RSU Plan”) as an alternative compensation vehicle. We are considering pursuing a new stock option plan, however there is no guarantee that such a plan will be approved. If we are unable to obtain shareholder approval for a new stock option plan, our ability to attract and retain employees may be adversely affected. If we are unable to use stock options as a meaningful component of our total compensation package, we will have to rely on alternate forms of incentives, such as RSUs or cash, that will likely result in and increase in our expenses and a greater utilization of cash.

Our operational earnings may be affected if we are required to expense stock options.

Current GAAP in the U.S. gives companies the choice of accounting for stock options at the time of grant using the intrinsic value method, which generally results in recording no expense for stock option awards, or the fair value method, which generally results in expense recognition. Current GAAP requires that the impact of the fair value method be disclosed in the footnotes to the financial statements if the intrinsic value method is used. In accordance with the choices available under GAAP our accounting policy is to apply APB Opinion 25 in accounting for our stock option plans and provide footnote disclosure in compliance with the current accounting rules. However, increased shareholder activism in this area has increased the frequency of proposals which, if adopted by the shareholders, would result in a change in our accounting policy to apply the fair value method. This would result in the expensing of the fair value of stock option grants. If such a proposal is made, and adopted by the shareholders, the result could be financial statements that are not comparable with our peer group, which in turn could have an adverse effect on our share price; and increased expenses which would have an adverse effect on our earnings.

RISKS RELATED TO OUR INDUSTRY

Economic uncertainty and downturns in the software market may lead to decreases in our revenues and margins.

The market for our products depends on economic conditions affecting the broader software market. Downturns in the economy may cause businesses and governments to delay or cancel software projects, reduce their overall information technology budgets, or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, fail to purchase or defer the budget for the purchase of our products, or cease operations. This, in turn, may lead to longer sales cycles, delays, or failures in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, acts of terrorism, military action, or war have created an uncertain economic environment and we cannot predict the impact of such events on our customers or business. We believe that, in light of such events, some businesses and governments may delay, curtail, or eliminate capital spending on information technology generally, or in certain sectors of information technology in particular. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability, and there is no assurance we would be able to do so.

If our products contain material defects, our ability to attract and retain customers may be harmed.

Software products are complex and may contain errors or defects, particularly when first introduced, when new versions or enhancements are released, or when configured to individual customer computing systems. We currently have known errors and defects in our products. Despite testing conducted by us, additional defects and errors found in current versions, new versions, or enhancements of our products after commencement of commercial shipment could result in the loss of revenues or a delay in market acceptance. If, as a result of such a defect or error, our products cannot be effectively integrated with other hardware, software and database and networking systems, our ability to attract and retain customers could suffer. The occurrence of any of these events could cause us to lose customers or require us to pay damages to existing customers and, therefore, could seriously harm our business, operating results, and financial condition.

We face intense competition, and if we fail to compete successfully, our business could be seriously harmed and our revenues could grow more slowly than expected, stop growing, or decline.

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. Some of our competitors have been in the software business longer than we have and have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. We expect our existing competitors and future competitors to continue to improve the performance of their current products and to introduce new products or new technologies. New product introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

If we do not respond effectively and on a timely basis to rapid technological change, our products and services may become obsolete and we could lose customers.

The markets for our products are characterized by:

•	rapid and significant technological change;

•	frequent new product introductions and enhancements;

•	changing customer demands; and

•	evolving industry standards.

We cannot assure you that our products and services will remain competitive in light of future technological change or respond to market demands and developments or new industry standards. If we are unable to identify a shift in market demand or industry standards quickly enough, we may not be able to develop products to meet those new demands or standards, or bring them to market in a timely way. In addition, failure to respond successfully to technological change may render our products and services obsolete and thus harm our ability to attract and retain customers.

RISKS RELATED TO EXTERNAL CONDITIONS

Our share price will fluctuate.

The market price of our common shares may be volatile and could be subject to wide fluctuations due to a number of factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	changes in estimates of our future results of operations by us or securities analysts;

•	announcements of technological innovations or new products by us or our competitors;

•	general industry changes in the business intelligence tools or related markets; or

•	other events or factors.

In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that sometimes have been unrelated to the operating performance of these companies. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may adversely affect the market price of our common shares. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Similar litigation may occur in the future with respect to us, which could result in substantial costs, divert management’s attention and other company resources, and have a material adverse effect upon our business, results of operations, and financial condition.

QUARTERLY RESULTS

The following table sets out selected unaudited consolidated financial information for each quarter in fiscal 2003 and fiscal 2002.

	Fiscal 2002				Fiscal 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	($000s, except per share amounts, U.S. GAAP)
Revenue	$108,016	$116,313	$124,181	$142,792	$120,130	$129,104	$138,074	$163,728

Operating expenses
Cost of product license	1,106	962	847	694	734	714	722	757
Cost of product support	4,294	3,862	3,825	4,595	4,413	5,029	5,240	5,785
Selling, general, and
administrative	88,873	85,311	84,943	84,149	82,265	85,562	85,850	97,089
Research and development	19,422	18,423	17,579	19,190	19,698	19,029	18,264	21,112
Special charges	12,798	--	--	20,642	--	--	--	--

Total operating expenses	126,493	108,558	107,194	129,270	107,110	110,334	110,076	124,743

Operating income (loss)	$(18,477)	$ 7,755	$ 16,987	$ 13,522	$ 13,020	$ 18,770	$ 27,998	$ 38,985

Net income (loss)	$(11,102)	7,104	$ 13,286	$ 10,120	$ 9,911	$ 13,739	$ 19,929	$ 29,565

Net income (loss) per share
Basic	$(0.13)	$0.08	$0.15	$0.12	$0.11	$0.16	$0.23	$0.34

Diluted *	$(0.13)	$0.08	$0.15	$0.11	$0.11	$0.15	$0.22	$0.33

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this form 10-K, and Note 9 of the Notes to the Consolidated Financial Statements, Item 8, Financial Statements and Supplementary Data of this form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COGNOS INCORPORATED

REPORT OF MANAGEMENT

The Corporation’s management is responsible for preparing the accompanying consolidated financial statements in conformity with United States generally accepted accounting principles. In preparing these consolidated financial statements, management selects appropriate accounting policies and uses its judgment and best estimates to report events and transactions as they occur. Management has determined such amounts on a reasonable basis in order to ensure that the financial statements are presented fairly, in all material respects. Financial data included throughout this Annual Report is prepared on a basis consistent with that of the financial statements.

The Corporation maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded and that transactions are executed and recorded in accordance with the Corporation’s policies for doing business. This system is supported by written policies and procedures for key business activities; the hiring of qualified, competent staff; and by a continuous planning and monitoring program.

Ernst & Young LLP, the independent auditors appointed by the stockholders, have been engaged to conduct an examination of the consolidated financial statements in accordance with generally accepted auditing standards, and have expressed their opinion on these statements. During the course of their audit, Ernst & Young LLP reviewed the Corporation’s system of internal controls to the extent necessary to render their opinion on the consolidated financial statements.

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

Management acknowledges its responsibility to provide financial information that is representative of the Corporation’s operations, is consistent and reliable, and is relevant for the informed evaluation of the Corporation’s activities.

/s/ James M. Tory	/s/ Ron Zambonini	/s/ Tom Manley

James M. Tory	Ron Zambonini	Tom Manley
Chairman	Chief Executive Officer	Senior Vice President,
Finance & Administration, and
Chief Financial Officer

March 28, 2003

COGNOS INCORPORATED

AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cognos Incorporated:

We have audited the consolidated balance sheets of Cognos Incorporated as at February 28, 2003 and February 28, 2002 and the consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at February 28, 2003 and February 28, 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2003, in accordance with United States generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective March 1, 2002, the Corporation changed its method of accounting for goodwill and other intangible assets.

On March 28, 2003, we reported separately to the Board of Directors and Stockholders of Cognos Incorporated on financial statements for the same periods, prepared in accordance with Canadian generally accepted accounting principles.

/s/ Ernst & Young LLP

Ottawa, Canada	Ernst & Young LLP
March 28, 2003	Chartered Accountants

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(US$000s except share amounts, U.S. GAAP)

		Years Ended the Last Day of February,

	Note	2003	2002	2001

Revenue
Product license		$ 246,697	$ 228,255	$ 262,766
Product support		211,633	175,636	147,589
Services		92,706	87,411	85,297

Total revenue		551,036	491,302	495,652

Operating expenses
Cost of product license		2,927	3,609	7,315
Cost of product support		20,467	16,576	17,820
Selling, general, and administrative		350,766	343,276	320,535
Research and development		78,103	74,614	67,264
Acquired in-process technology	6	--	--	3,000
Special charges	8	--	33,440	--

Total operating expenses		452,263	471,515	415,934

Operating income		98,773	19,787	79,718
Interest expense		(672)	(540)	(786)
Interest income		6,197	8,922	12,386

Income before taxes		104,298	28,169	91,318
Income tax provision	10	31,154	8,761	27,058

Net income		$ 73,144	$ 19,408	$ 64,260

Net income per share	11
Basic		$0.83	$0.22	$0.74

Diluted		$0.81	$0.21	$0.70

Weighted average number of shares (000s)	11
Basic		87,936	87,807	87,324

Diluted		90,531	90,461	91,973

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(US$000s, U.S. GAAP)

		February 28,	February 28,
	Note	2003	2002

Assets
Current assets
Cash and cash equivalents	9	$ 162,588	$ 192,900
Short-term investments	9	79,670	121,629
Accounts receivable	2	139,116	114,059
Prepaid expenses and other current assets		8,884	7,302
Deferred tax assets	10	5,427	6,404

		395,685	442,294
Fixed assets	3	63,467	59,008
Intangible assets	4, 6	29,408	5,620
Goodwill	5, 6	169,991	15,230

		$ 658,551	$ 522,152

Liabilities
Current liabilities
Accounts payable		$ 33,310	$ 26,387
Accrued charges	8	34,192	34,210
Salaries, commissions, and related items	8	48,916	37,453
Income taxes payable	10	4,395	6,167
Deferred revenue		146,008	110,504

		266,821	214,721
Long-term liabilities	6, 8	1,647	9,131
Deferred income taxes	10	13,561	3,127

		282,029	226,979

Commitments and Contingencies	6, 7
Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital
(2003 - 88,124,914; 2002 - 87,997,220)	11	173,363	152,429
Treasury shares (2003 - 22,500; 2002 - 0)	11	(501)	--
Deferred stock-based compensation		(1,243)	(792)
Retained earnings		213,527	158,762
Accumulated other comprehensive loss		(8,624)	(15,226)

		376,522	295,173

		$ 658,551	$ 522,152

(See accompanying notes)

On behalf of the Board:

/s/ John E. Caldwell	/s/ James M. Tory

John E. Caldwell, Director	James M. Tory, Chairman

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(US$000s except share amounts, U.S. GAAP)

	Common Shares and
	Additional Paid-in Capital		Treasury Shares		Deferred		Accumulated Other
					Stock-based	Retained	Comprehensive
	Shares (000s)	Amount	Shares (000s)	Amount	Compensation	Earnings	Income/(Loss)	Total

Balances, February 29, 2000	86,169	$ 106,933			$ (2,710)	$ 114,601	$ (6,233)	$ 212,591

Issuance of stock
Stock option plans	1,816	18,574						18,574
Stock purchase plans	73	2,018						2,018
Business acquisitions	253	9,070						9,070
Deferred stock-based compensation	(65)				(2,656)			(2,656)
Amortization of deferred stock-based compensation	219				1,233			1,233
Repurchase of shares	(580)	(881)				(13,106)		(13,987)
Income tax effect related to stock options		3,210						3,210

	87,885	138,924			(4,133)	101,495	(6,233)	230,053

Net income						64,260		64,260
Other comprehensive income
Foreign currency translation adjustments							(3,784)	(3,784)

Comprehensive income						64,260	(3,784)	60,476

Balances, February 28, 2001	87,885	$ 138,924			$ (4,133)	$ 165,755	$(10,017)	$ 290,529

Issuance of stock
Stock option plans	1,279	12,742						12,742
Stock purchase plans	157	2,337						2,337
Amortization of deferred stock-based compensation	292				3,341			3,341
Repurchase of shares	(1,616)	(2,638)				(26,401)		(29,039)
Income tax effect related to stock options		1,064						1,064

	87,997	152,429			(792)	139,354	(10,017)	280,974

Net income						19,408		19,408
Other comprehensive income
Foreign currency translation adjustments							(5,209)	(5,209)

Comprehensive income						19,408	(5,209)	14,199

Balances, February 28, 2002	87,997	$ 152,429			$ (792)	$ 158,762	$(15,226)	$ 295,173

Issuance of stock
Stock option plans	886	10,376						10,376
Stock purchase plans	131	2,323						2,323
Deferred stock-based compensation					(577)			(577)
Amortization of deferred stock-based compensation	21				590			590
Fair value of options assumed		8,654						8,654
Repurchase of shares	(910)	(1,613)				(18,379)		(19,992)
Income tax effect related to stock options		651						651
Restricted share unit plan
Repurchase of shares			23	(501)				(501)
Units granted		543			(543)			--
Amortization of deferred stock-based compensation					79			79

	88,125	173,363	23	(501)	(1,243)	140,383	(15,226)	296,776

Net income						73,144		73,144
Other comprehensive income
Foreign currency translation adjustments							6,602	6,602

Comprehensive income						73,144	6,602	79,746

Balances, February 28, 2003	88,125	$ 173,363	23	$ (501)	$ (1,243)	$ 213,527	$ (8,624)	$ 376,522

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s, U.S. GAAP)

	Years Ended the Last Day of February
	2003	2002	2001

Cash flows from operating activities
Net income	$ 73,144	$ 19,408	$ 64,260
Non-cash items
Depreciation and amortization	21,870	31,031	23,657
Amortization of deferred stock-based compensation	669	3,341	1,233
Amortization of other deferred compensation	477	4,767	1,809
Write-off of acquired in-process technology	--	--	3,000
Deferred income taxes	4,043	(13,111)	(3,853)
Loss on disposal of fixed assets	174	1,114	561

	100,377	46,550	90,667
Change in non-cash working capital
Decrease (increase) in accounts receivable	(41)	29,605	(39,824)
Decrease (increase) in prepaid expenses and other current assets	281	1,711	(694)
Increase (decrease) in accounts payable	798	(1,052)	4,320
Increase (decrease) in accrued charges	(16,371)	13,204	3,145
Increase in salaries, commissions, and related items	2,234	9,408	5,630
Increase (decrease) in income taxes payable	(1,259)	(11,218)	14,262
Increase in deferred revenue	18,506	15,481	21,467

Net cash provided by operating activities	104,525	103,689	98,973

Cash flows from investing activities
Maturity of short-term investments	299,414	235,743	138,803
Purchase of short-term investments	(253,868)	(240,974)	(195,386)
Additions to fixed assets	(16,454)	(12,588)	(51,963)
Acquisition costs, net of cash and cash equivalents	(152,199)	(2,193)	(11,377)
Proceeds from the sale of fixed assets	--	--	759

Net cash used in investing activities	(123,107)	(20,012)	(119,164)

Cash flows from financing activities
Issue of common shares	13,350	16,143	23,802
Purchase of treasury shares	(501)	--	--
Repurchase of shares	(19,992)	(29,039)	(13,987)
Increase (decrease) in long-term debt and long-term liabilities	(9,231)	7,798	(5,293)

Net cash provided by (used in) financing activities	(16,374)	(5,098)	4,522

Effect of exchange rate changes on cash	4,644	(972)	(1,473)

Net increase (decrease) in cash and cash equivalents	(30,312)	77,607	(17,142)
Cash and cash equivalents, beginning of period	192,900	115,293	132,435

Cash and cash equivalents, end of period	162,588	192,900	115,293
Short-term investments, end of period	79,670	121,629	119,265

Cash, cash equivalents, and short-term investments, end of period	$ 242,258	$ 314,529	$ 234,558

(See accompanying notes)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Cognos Incorporated (the “Corporation”) is a leading global provider of business intelligence software. Our solution helps improve business performance by enabling effective decision-making at all levels of the organization. The Corporation’s integrated solution consists of a suite of business intelligence components, analytical applications, and performance management applications. The Corporation’s customers can strategically apply this software solution across the extended enterprise to address their need for corporate performance management (CPM). The solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, reporting, analysis, and scorecarding products. The Corporation markets and supports these solutions both directly and through resellers worldwide.

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

Comprehensive Income

Comprehensive Income includes net income and other comprehensive income (OCI). OCI refers to changes in net assets from transactions and other events, and circumstances other than transactions with stockholders. These changes are recorded directly as a separate component of Stockholders’ Equity and excluded from net income. The only comprehensive income item for the Corporation relates to foreign currency translation adjustments pertaining to those subsidiaries not using the U.S. dollar as their functional currency net of derivative gains or losses. Any tax effects of those foreign currency translation adjustments pertaining to those subsidiaries are also included in OCI.

Foreign Currency Translation

The financial statements of the parent company and its non-U.S. subsidiaries have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board’s (FASB) Statement No. 52, Foreign Currency Translation. The financial statements of the parent and foreign subsidiaries are measured using local currency as the functional currency. All balance sheet amounts have been translated using the exchange rates in effect at the applicable year end. Income statement amounts have been translated using the weighted average exchange rate for the applicable year. The gains and losses resulting from the changes in exchange rates from year to year have been reported as a separate component of Stockholders’ Equity. Currency transaction gains and losses are immaterial for all periods presented.

Revenue

The Corporation recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2) issued by the American Institute of Certified Public Accountants.

Substantially all of the Corporation’s product license revenue is earned from licenses of off-the-shelf software requiring no customization. Revenue from these licenses is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. If a license includes the right to return the product for refund or credit, revenue is deferred, until the right of return lapses.

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

Cash, Cash Equivalents, and Short-Term Investments

Cash includes cash equivalents, which are investments that are held to maturity and have terms to maturity of three months or less at the time of acquisition. Cash equivalents typically consist of commercial paper, term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks, and corporate debt. Cash and cash equivalents are carried at cost, which approximates their fair value.

Short-term investments are investments that are highly liquid, held to maturity and have terms greater than three months, but less than one year, at the time of acquisition. Short-term investments typically consist of commercial paper and corporate bonds. Short-term investments are carried at cost, which approximates their fair value.

Derivative Financial Instruments

In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and the corresponding amendments under FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item are recognized in net income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in net income when the hedged item affects net income. If the derivative is designated a hedge of net investment in foreign operations, the changes in fair value are reported in OCI as part of the cumulative translation adjustment to the extent that it is effective.

Allowance for Doubtful Accounts

The Corporation maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Corporation regularly reviews the accounts receivable and uses judgment to assess the collectibility of specific accounts and based on this assessment, an allowance is maintained for 100% of all accounts deemed to be uncollectible. For those receivables not specifically identified, an allowance is maintained for a specific percentage of those receivables based on the aging of the accounts, the Corporation’s historical collection experience, and current economic conditions. If the financial condition of the Corporation’s customers were to deteriorate resulting in an impairment the customers’ ability to make payments, additional allowance may be required.

Fixed Assets

Fixed assets are recorded at cost. Computer equipment and software, and the building, are depreciated using the straight-line method. Office furniture is depreciated using the diminishing balance method. Building improvements are amortized using the straight-line method over the life of the improvement. Leasehold improvements are amortized using the straight-line method over either the life of the improvement or the term of the lease, whichever is shorter. Fixed assets are tested for impairment when evidence of a decline in value exists and are adjusted to estimated fair value if the asset is impaired.

Assets leased on terms that transfer substantially all of the benefits and risks of ownership to the Corporation are accounted for as capital leases, as though the asset had been purchased and a liability incurred. All other leases are accounted for as operating leases.

Intangible Assets

This category includes acquired technology, other deferred compensation, contractual relationships associated with various acquisitions, and deferred software development costs.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. Acquired technology is amortized over the estimated useful life on a straight-line basis.

Deferred compensation includes cash consideration associated with acquisitions made by the Corporation. Deferred compensation is recorded when its future payment is determinable and is payable contingent upon the continued tenure of the principals of the acquired companies who have become employees of the Corporation. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of purchase price.

Contractual relationships represent separable and contractual relationships that the Corporation has with certain customers and partners. These contractual relationships were acquired by the Corporation through a business combination and were initially recorded at their fair value based on the present value of expected future cash flows. Contractual relationships are amortized over their estimated useful life.

Development costs incurred internally in creating computer software to be sold, licensed, or otherwise marketed, are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research costs are expensed as incurred. For costs that are capitalized, the amortization is the greater of the amount calculated using either (i) the ratio that the appropriate product’s current gross revenues bear to the total of current and anticipated future gross revenues for that product, or (ii) the straight-line method over the remaining economic life of the product. Such amortization is recorded over a period not exceeding three years. The Corporation reassesses whether it has met the relevant criteria for continued deferral and amortization at each reporting date. The Corporation did not capitalize any costs of internally-developed computer software to be sold, licensed, or otherwise marketed, and recognized no amortization expense in each of fiscal 2003, 2002, and 2001.

The Corporation evaluates the remaining useful life of its intangible assets being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Corporation evaluates the expected future net cashflows of its intangible assets at each reporting date. If the book values of the assets were impaired, they would be adjusted to fair value based on discounted cashflows.

Goodwill

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net tangible and intangible assets acquired. In June 2001, FASB issued Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), which the Corporation adopted beginning March 1, 2002. Under SFAS 142 goodwill is not amortized, but is subject to annual impairment tests in accordance with the pronouncement. Prior to implementing SFAS 142, goodwill was amortized over five years on a straight-line basis.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws. A valuation allowance is recorded to the extent that it is considered more likely than not that deferred tax assets will not be realized.

Accounting for Stock Option, Stock Purchase, and Restricted Share Unit Plans

The Corporation applies APB Opinion 25 in accounting for its stock option, stock purchase, and restricted share unit plans. Except for certain options assumed on the acquisition of Adaytum, where compensation cost has been recognized in the financial statements, the exercise price of all stock options is equal to the market price of the stock on the trading day preceding the date of grant. Where the exercise price of stock options is equal to the market price of the stock on the trading day preceding the date of grant, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans. The fair value of each restricted share unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

In November 2002 FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement also requires new and more prominent disclosures about the effects of stock-based compensation on reported results which are provided below. The Corporation has chosen to continue to apply APB Opinion 25 for stock-based compensation.

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have reduced net income, basic net income per share and diluted income per share as indicated in the table below (000s, except per share amounts):

	2003	2002	2001

Net income (loss):
As reported	$ 73,144	$ 19,408	$ 64,260
Add: Stock-based employee compensation included
above	669	3,341	1,233
Less: Stock-based employee compensation using fair
value based method	(27,808)	(28,808)	(21,393)

Pro forma	$ 46,005	$ (6,059)	$ 44,100

Basic net income (loss) per share:
As reported	$0.83	$0.22	$0.74
Add: Stock-based employee compensation included
above	0.01	0.04	0.01
Less: Stock-based employee compensation using fair
value based method	(0.32)	(0.33)	(0.24)

Pro forma	$0.52	$(0.07)	$0.51

Diluted net income (loss) per share:
As reported	$0.81	$0.21	$0.70
Add: Stock-based employee compensation included
above	0.01	0.04	0.01
Less: Stock-based employee compensation using fair
value based method	(0.31)	(0.32)	(0.23)

Pro forma	$0.51	$(0.07)	$0.48

Weighted average number of shares:
Basic	87,936	87,807	87,324

Diluted	90,531	90,461	91,973

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rates	3.7%	4.2%	6.1%
Expected life of options (years)	2.9	2.9	3.0
Expected volatility	62%	68%	54%
Dividend yield	0%	0%	0%

2.   ACCOUNTS RECEIVABLE

Accounts receivable include an allowance for doubtful accounts of $9,683,000 and $8,808,000 as of February 28, 2003 and February 28, 2002, respectively.

3.   FIXED ASSETS

	2003		2002

	Cost	Accumulated Depreciation and Amortization	Cost	Accumulated Depreciation and Amortization	Depreciation/ Amortization Rate

	($000s)		($000s)
Computer equipment and
software	$ 70,707	$ 53,306	$ 62,500	$48,496	33%
Office furniture	32,336	19,235	27,819	15,077	20%
					Life of
Building and					improvement/
leasehold improvements	21,685	10,188	18,945	7,213	lease term
Land	798	--	740	--	--
Building	23,668	2,998	21,897	2,107	2.5%

	149,194	$ 85,727	131,901	$72,893

Accumulated depreciation and
amortization	(85,727)		(72,893)

Net book value	$ 63,467		$ 59,008

Depreciation and amortization of fixed assets was $18,637,000, $23,874,000, and $18,475,000 in each of fiscal 2003, 2002, and 2001, respectively.

4.   INTANGIBLE ASSETS

	2003		2002

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired technology	$ 33,381	$11,821	$ 13,681	$ 8,720	20%
Deferred compensation	8,945	8,763	8,945	8,286	Compensation Period
Contractual relationships	7,800	134	--	--	12.5%

	50,126	$20,718	22,626	$17,006

Accumulated depreciation and amortization	(20,718)		(17,006)

Net book value	$ 29,408		$ 5,620

Amortization of intangible assets was $3,712,000, $7,526,000, and $4,545,000 in each of fiscal 2003, 2002, and 2001, respectively. The estimated amortization expense related to intangible assets in existence as at February 28, 2003, over the next five years is as follows: ($000s)

2004	$7,490
2005	4,922
2006	4,915
2007	4,915
2008	4,375

The Corporation did not capitalize any costs of internally-developed computer software to be sold, licensed, or otherwise marketed in each of fiscal 2003, 2002, and 2001, and did not record any amortization.

5.   GOODWILL

There were additions to goodwill of $154,761,000, $2,193,000, and $16,349,000 during fiscal 2003, 2002, and 2001, respectively. The additions during fiscal 2003 related to the acquisition of Adaytum, Inc. and the additional consideration paid to the former shareholders of Teijin Cognos Incorporated (TCI). This additional consideration was based on the net revenue of TCI during each quarter. The additions during fiscal 2002 related to the acquisition of Teijin Cognos Inc. The additions during fiscal 2001 related to the acquisitions of Powerteam OY, Noticecast Software Inc., and Johnson & Michaels.

Under SFAS 142, which the Corporation implemented March 1, 2002, goodwill is no longer amortized but is subject to an annual impairment test. The Corporation performed the required impairment tests of goodwill as of March 1, 2002. The effect of these tests was not material on the earnings and financial position of the Corporation. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test, and performed the required test as of March 1, 2003. Based on this test, goodwill is not considered to be impaired.

If the non-amortization provision of SFAS 142 had been in effect beginning March 1, 2000 the effect would have been as follows (000’s except per share amounts):

	2003	2002	2001

Net income:
Reported net income	$73,144	$19,408	$64,260
Goodwill amortization	--	4,398	2,445

Adjusted net income	$73,144	$23,806	$66,705

Basic net income per share:
Reported net income	$0.83	$0.22	$0.74
Goodwill amortization	--	0.05	0.02

Adjusted net income	$0.83	$0.27	$0.76

Diluted net income per share:
Reported net income	$0.81	$0.21	$0.70
Goodwill amortization	--	0.05	0.03

Adjusted net income	$0.81	$0.26	$0.73

Weighted average number of shares:
Basic	87,936	87,807	87,324

Diluted	90,531	90,461	91,973

6.   ACQUISITIONS

Fiscal 2003 Acquisitions

On January 10, 2003 the Corporation acquired Adaytum, Inc. (Adaytum), based in Minneapolis, Minnesota. The acquisition is accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. Adaytum is a leading global provider of enterprise performance planning software. This acquisition enhances the Corporation’s enterprise planning offering, an essential component of CPM for large companies. Leveraging enterprise business intelligence with enterprise planning completes the Cognos vision for CPM. The ability to offer the full closed-loop CPM (planning, budgeting, monitoring, analysis, and reporting) cycle from a single vendor strengthens the value of our product offering and enhances the execution of our CPM strategy. The aggregate merger consideration was approximately $157,094,000 paid in cash. Additionally, in connection with the merger, Cognos assumed certain stock options issued pursuant to Adaytum’s stock option plan, which became options to purchase approximately 839,000 Cognos common shares with a fair value of approximately $8,654,000. Direct costs associated with the acquisition were approximately $6,571,000.

An independent appraisal valued the in-process research and development at an immaterial amount, and therefore the purchase of Adaytum did not involve the write-off of any in-process research and development.

Based on an independent appraisal, $27,500,000 of the purchase price was allocated to intangible assets, subject to amortization. Of this amount $19,700,000 was allocated to acquired technology and $7,800,000 was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for the acquired technology is five years whereas the amortization period for the contractual relationships is approximately eight years. The weighted average amortization for these intangible assets acquired is approximately six years. The fair values of these intangible assets were assigned, using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The amortization periods were determined using the estimated economic useful life of the asset.

In the allocation of purchase price $154,318,000 was assigned to goodwill. This represents the excess of the purchase price paid for Adaytum over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized in accordance with the Corporation’s accounting policy (See Note 1 “Summary of Significant Accounting Policies”) but will be subject to annual impairment testing. The purchase of Adaytum added to our expertise in enterprise planning, added an enterprise class customer base, and channel partners. This acquisition strengthened the value of our product offering and will enhance our ability to execute our CPM strategy. The goodwill is not deductible for tax purposes.

Total consideration, excluding acquisition costs, was allocated based on estimated fair values on the acquisition date as follows: ($000s)

Adaytum, Inc.
Assets acquired:
Cash	$ 5,339
Accounts receivable, net	19,698
Prepaid expenses	920
Fixed assets	2,880
Intangible assets	27,500
Deferred tax assets	4,640

60,977

Liabilities assumed:
Accrued expenses	12,570
Deferred revenue	11,792
Other current liabilities	7,218
Restructuring	7,864
Deferred tax liabilities on intangibles	10,680

50,124

Net assets acquired	10,853
Deferred compensation on intrinsic value of
options assumed	577
Goodwill	154,318

Purchase price	$165,748

Purchase price consideration
Cash	$157,094
Fair value of options assumed	8,654

$165,748

The Corporation undertook a restructuring plan in conjunction with the acquisition of Adaytum. In accordance with Emerging Issues Task Force (EITF) No. 95-3, Recognition of Liabilities in Connection with a Business Combination (EITF 95-3) the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. This restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for abandoning leased premises of Adaytum, and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. The employee separations impact all functional groups and geographic regions of Adaytum. The remaining accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exist that would result in a material adjustment to the acquisition cost allocation.

	Employee separations	Other restructuring accruals	Total accrual	Asset write- downs	Total

Restructuring	$ 3,888	$ 3,976	$ 7,864	$ 768	$ 8,632
Cash payments	(248)	(11)	(259)	--	(259)
Asset write-downs	--	--	--	(768)	(768)

Balance as at February 28, 2003	$ 3,640	$ 3,965	$ 7,605	$ --	$ 7,605

The following unaudited pro forma combined results of operations for fiscal 2003 and 2002 are presented as if the acquisition had occurred at the beginning of each period. Adaytum’s fiscal period ends December 31st, however the Corporation’s fiscal period is used for the presentation of this unaudited pro forma information. Despite the difference in fiscal periods, the pro forma results combine the Corporation’s results for February 28, 2003 with Adaytum’s results for December 31, 2002 and the Corporation’s results for February 28, 2002 with Adaytum’s results for December 31, 2001, for fiscal 2003 and fiscal 2002, respectively. The pro forma combined results include adjustments and assumptions which represent estimated values and amounts and do not reflect potential cost savings and synergies. (000s, except per share amounts)

	2003	2002

	(Unaudited)
Total revenue	$606,352	$542,511
Income before taxes	95,610	9,133
Net income	68,465	4,201
Net income per share:
Basic	$0.78	$0.05

Diluted	$0.76	$0.05

Weighted average number of shares:
Basic	87,936	87,807

Diluted	90,531	90,461

During fiscal 2003, in conjunction with the acquisition of Teijin Cognos Incorporated (TCI), the Corporation paid approximately $294,000 and will pay approximately $150,000 to the former shareholders of TCI related to additional consideration based on net revenue. As a result, $444,000 was added to the purchase of TCI and allocated to goodwill. See further discussions below.

Fiscal 2002 Acquisitions

On February 28, 2002, the Corporation exercised its option to purchase 50% of the voting shares representing all of the outstanding voting interest in the Corporation’s subsidiary in Japan, TCI. The Corporation felt that TCI could more gainfully serve the Japanese market as a wholly owned subsidiary. The Corporation had always consolidated the results of TCI as it had effective control over TCI. The former shareholders of TCI received approximately $2,193,000 in cash upon completion of the purchase. The Corporation also paid Teijin Limited its accumulated minority interest in TCI of approximately $1,462,000 during fiscal 2003. The Corporation also agreed to pay additional consideration at each period end for eight quarters, based on the net revenue of TCI. As discussed above, during fiscal 2003 approximately $294,000 of contingent consideration was paid and approximately $150,000 is payable to the former shareholders of TCI in relation to the net revenue during fiscal 2003. This additional purchase price was not recorded at acquisition date as it could not be reasonably estimated at that time. The purchase of TCI did not involve the purchase of any in-process research and development. The acquisition was accounted for using the purchase method. The results of operations of TCI were consolidated historically, and thus pro forma information has not been provided.

Total consideration, excluding acquisition costs, was allocated based on estimated fair values on the acquisition date as follows: ($000s)

Teijin Cognos Incorporated
Assets acquired	$ 3,712
Liabilities assumed	(2,250)

Net assets acquired	1,462
Goodwill	2,193

Purchase price	$ 3,655

Purchase price consideration
Cash	$ 2,193
Deferred payment	1,462

$ 3,655

Fiscal 2001 Acquisitions

On June 1, 2000, the Corporation acquired Powerteam OY, the Corporation’s distributor in Finland. The agreement stipulated that the shareholders of Powerteam OY would receive approximately $2,258,000 in cash in the two years subsequent to the date of acquisition and could also receive cash payments not to exceed $500,000 over the three years subsequent to the date of acquisition. The Corporation has paid $2,270,000 of the amount due to the former shareholders and has paid $270,000 of the additional contingent consideration. No further payments are required. The Corporation has conditioned a portion of the contingent consideration on the continued tenure of certain employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of purchase price.

On September 21, 2000, the Corporation acquired NoticeCast Software Ltd., based in Twickenham, United Kingdom. NoticeCast’s Enterprise Event Management Software monitors business processes and delivers timely business intelligence notifications to business users across the enterprise via e-mail on their personal computer, hand-held or wireless device. The agreement stipulated that the shareholders of NoticeCast Software Ltd. would receive approximately $9,000,000 in cash on closing and would receive 148,468 shares of the Corporation’s common stock valued at approximately $4,820,000. The shares were being held in escrow by the Corporation and were released on the second anniversary of the closing of the transaction. An independent appraisal valued the in-process research and development at $3,000,000. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Corporation recorded a special charge of $3,000,000 (or $0.03 per share on a diluted basis) in the third quarter ended November 30, 2000, to write off the in-process technology.

On November 1, 2000, the Corporation completed the acquisition of Johnson & Michaels, Inc. (JAMI), a leading provider of business intelligence consulting services. The agreement stipulated that the shareholders of JAMI would receive total cash consideration of approximately $3,915,000 over three years and 104,230 shares of the Corporation’s common stock valued at $4,250,000 over the same period. Approximately $3,118,000 has been paid and 82,081 shares have been released. The remaining shares, all of which are issued, are held in escrow by the Corporation and are scheduled to be released on the third anniversary of the closing of the transaction. The Corporation has conditioned a portion of the overall consideration on the continued tenure of certain employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of purchase price. The deferred shares are accounted for as an offset to capital stock.

The acquisitions have been accounted for using the purchase method. The results of operations of all three acquired companies prior to the acquisitions were not material, and thus pro forma information has not been provided. The results of the acquired companies have been combined with those of the Corporation from the date of the acquisition.

Total consideration, excluding acquisition costs, was allocated based on estimated fair values on the acquisition date as follows: ($000s)

	Powerteam OY	NoticeCast Software Inc.	Johnson & Michaels Inc.	Total

Assets acquired
In-process technology	$ --	$ 3,000	$ --	$ 3,000
Other assets	3,906	450	814	5,170

	3,906	3,450	814	8,170
Liabilities assumed	(2,502)	(1,580)	(922)	(5,004)

Net assets acquired	1,404	1,870	(108)	3,166
Goodwill	854	11,950	3,545	16,349

Purchase price	$ 2,258	$ 13,820	$ 3,437	$ 19,515

Purchase price consideration
Cash	$ 971	$ 9,000	$ 1,406	$ 11,377
Deferred payment	1,287	--	437	1,724
Shares	--	4,820	1,594	6,414

	$ 2,258	$ 13,820	$ 3,437	$ 19,515

Other consideration
Deferred cash	--	--	2,072	2,072
Deferred shares	--	--	2,656	2,656

Total consideration	$ 2,258	$ 13,820	$ 8,165	$ 24,243

7.   COMMITMENTS AND CONTINGENCIES

Certain of the Corporation’s offices, computer equipment, and vehicles are leased under various terms. The annual aggregate lease expense in each of fiscal 2003, 2002, and 2001, was $15,443,000, $15,959,000, and $14,715,000, respectively.

The aggregate amount of payments for these operating leases, in each of the next five fiscal years and thereafter, is approximately as follows: ($000s)

2004	$14,662
2005	11,608
2006	9,404
2007	5,461
2008	3,404
Thereafter	11,641

The Corporation and its subsidiaries may, from time to time, be involved in legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

The Corporation has entered into licensing agreements with customers that include limited intellectual property indemnification clauses. These clauses are typical in the software industry and require the Corporation to compensate the customer for certain liabilities and damages incurred as a result of third party intellectual property claims arising from these transactions. The Corporation has not made any significant indemnification payments as a result of these clauses, and in accordance with FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), has not accrued any amounts in relation to these indemnification clauses.

8.   SPECIAL CHARGES

Business Restructuring Charges

In connection with a restructuring plan to align the Corporation’s cost structure and operations to the prevailing economic environment, the Corporation recorded a pre-tax business restructuring charge to earnings of $12,798,000 during fiscal 2002. Business restructuring charges primarily related to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leased premises and related write-downs of leasehold improvements.

The employee separations impacted all functional groups and geographic regions of the Corporation. All employee separations were completed within the fiscal year and all amounts have been paid.

The adjustment of $2,589,000 to the restructuring accrual includes reversals resulting from revisions to prior cost assumptions including: subleases of closed sales offices of $504,000, reversal of employee severance and related costs of $1,306,000, and outplacement costs of $430,000.

The following table displays the status of the restructuring reserve: ($000s)

	Employee Separations	Other Restructuring Costs	Total

Restructuring charges in fiscal 2002	$ 9,660	$ 3,138	$ 12,798
Cash payments	(7,203)	(1,040)	(8,243)
Asset write-downs	--	(1,557)	(1,557)
Adjustments to accrual	(2,306)	(283)	(2,589)

Balance as at February 28, 2002	$ 151	$ 258	$ 409

Cash payments	(151)	(258)	(409)

Balance as at February 28, 2003	$ --	$ --	$ --

Litigation

On May 5, 2000, an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary Cognos Corporation by Business Objects S.A., for alleged patent infringement. The complaint alleged that the Corporation’s Impromptu product infringes Business Objects’ United States Patent No. 5,555,403 entitled “Relational Database Access System using Semantically Dynamic Objects” (the “’403 Patent”). On May 24, 2002, the Corporation and Business Objects reached an agreement to settle that action. Under the terms of the settlement agreement between the Corporation and Business Objects, Business Objects agreed to release the Corporation for any infringement of the ’403 Patent (and any amendments or related patents) and to effect that release, granted the Corporation a license under the ’403 Patent for the term of that patent or any amendments or related patents. Both parties agreed to release the other from all claims, liabilities, costs, or expenses that either party hold against the other, on account of actions taken prior to the effective date. The Corporation and Business Objects have also entered into a covenant not to sue or assert any claim against the other for infringement of any patents for a period of 5 years from the effective date. As consideration for the settlement agreement, the Corporation agreed to pay Business Objects the sum of $24,000,000. During fiscal 2003, $15,250,000 was paid and $1,750,000 will be paid every quarter for the next five quarters. The Corporation recorded a special charge of $23,231,000, in fiscal 2002, representing the present value of the payment stream discounted using an interest rate of 6%, in accordance with FASB Statement No. 5, Contingent Liabilities. The after-tax effect of this charge was $16,827,000. The remaining balance of $769,000 represents the interest to be recognized over the payment term. The remaining principal amount is recorded in accrued charges and long-term liabilities on the balance sheet as follows ($000’s):

Accrued charges	$6,734
Long-term liabilities	1,647

Payments in respect of this settlement are as follows ($000’s):

2004	$7,000
2005	1,750

9.   FINANCIAL INSTRUMENTS

Foreign Exchange Forward Contracts

The Corporation’s policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. The Corporation currently utilizes forward contracts to manage foreign currency translation exposure of net investment in foreign operations. As a result, the exchange gains and losses recorded on translation of the subsidiaries financial statements are partially offset by gains and losses attributable to the applicable foreign exchange forward contract. Realized and unrealized gains and losses from effective hedges are not included in income but are shown in the cumulative translation adjustment account included in OCI. The gains or losses related to ineffective portions of hedges are included in income. During fiscal 2003, fiscal 2002, and fiscal 2001, no gains or losses from these hedges were included in income. The amount recorded to the cumulative translation adjustment with respect to the forward exchange contracts was a net loss of $3,593,000 during the year ended February 28, 2003 and net gains of $973,000 and $383,000, during the years ended February 28, 2002 and 2001, respectively.

The Corporation enters into foreign exchange forward contracts with major Canadian chartered banks, and therefore does not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of February 28, 2003, the Corporation had foreign exchange forward contracts, with maturity dates of May 28, 2003 and May 29, 2003, to exchange various foreign currencies in the amount of $17,860,000, which approximates the fair value. As of February 28, 2002, the Corporation had foreign exchange forward contracts, with maturity dates ranging from March 28, 2002 to July 25, 2002, to exchange various foreign currencies in the amount of $18,733,000 (the estimated fair value was $19,124,000).

Concentration of Credit Risk

The investment of cash is regulated by the Corporation’s investment policy, which is periodically reviewed and approved by the Audit Committee of the Board of Directors. The primary objective of the Corporation’s investment policy is security of principal. The Corporation manages its investment credit risk through a combination of (i) a selection of securities with an acceptable credit rating; (ii) selection of term to maturity, which in no event exceeds two years in length; and (iii) diversification of debt issuers, both individually and by industry grouping.

All the Corporation’s short-term investments as of February 28, 2003 and February 28, 2002 had maturity dates before the end of August of their respective years. The Corporation’s cash, cash equivalents, and short-term investments are denominated predominantly in Canadian and U.S. dollars.

The Corporation has an unsecured credit facility, subject to annual renewal. The credit facility permits the Corporation to borrow funds or issue letters of credit or guarantee up to an aggregate of Cdn $12,500,000 (US $8,406,000), subject to certain covenants. As of February 28, 2003 and February 28, 2002, there were no direct borrowings under the Corporation’s credit facility.

There is no concentration of credit risk related to the Corporation’s position in trade accounts receivable. Credit risk, with respect to trade receivables, is minimized because of the Corporation’s large customer base and its geographical dispersion (see Note 14).

Fair Value of Financial Instruments

For certain of the Corporation’s financial instruments, including accounts receivable, accounts payable, and other accrued charges, the carrying amounts approximate the fair value due to their short maturities. Cash and cash equivalents, short-term investments, long-term debt, and long-term liabilities are carried at cost, which approximates their fair value. Foreign exchange forward contracts are recorded at their estimated fair value.

10.   INCOME TAXES

Details of the income tax provision (recovery) are as follows: ($000s)

	2003	2002	2001

Current
Canadian	$ 11,043	$ 11,490	$ 18,242
Foreign	14,884	9,392	12,707

	25,927	20,882	30,949

Deferred
Canadian	9,134	(11,510)	(2,463)
Foreign	(3,907)	(611)	(1,428)

	5,227	(12,121)	(3,891)

Income tax provision	$ 31,154	$ 8,761	$ 27,058

The reported income tax provision differs from the amount computed by applying the Canadian rate to income before income taxes. The reasons for this difference and the related tax effects are as follows: ($000s)

	2003	2002	2001

Expected Canadian tax rate	38.0%	41.0%	44.0%

Expected tax provision	$ 39,633	$ 11,549	$ 40,180
Tax rate differences	(12,168)	(8,626)	(14,603)
Net change in valuation allowance and
other income tax benefits earned	(6,079)*	(3,364)	(5,787)

Non-deductible expenses and non-taxable income	8,092	7,288	4,121
Non-deductible in-process R&D write-off	--	--	900
Withholding tax on foreign income	1,638	1,759	1,774
Other	38	155	473

Reported income tax provision	$ 31,154	$ 8,761	$ 27,058

*	The operating tax loss carryforwards (net of valuation allowance) acquired on the purchase of Adaytum do not affect the income statement as amounts are allocated to these operating tax loss carryforwards in the purchase price allocation.

Significant components of the Corporation’s deferred tax assets and liabilities as of February 28, 2003 and February 28, 2002 are as follows: ($000s)

	2003	2002

Deferred tax assets
Net operating tax loss carryforwards	$ 24,176	$ 3,257
Investment tax credits	4,670	--
Deferred revenue	3,985	2,213
Reserves	7,096	3,126
Book and tax differences on assets	1,242	1,155
Litigation settlement	--	6,404
Other	236	200

Total deferred tax assets	41,405	16,355
Valuation allowance for deferred tax assets	(18,714)	(2,357)

Net deferred tax assets	22,691	13,998

Deferred tax liabilities
Book and tax differences on assets	12,547	3,643
Reserves and allowances	14,805	5,256
Investment tax credits	3,473	1,822

Total deferred tax liabilities	30,825	10,721

Net deferred income tax asset (liability)	$(8,134)	$ 3,277

Net operating tax loss carryforwards and the valuation allowance for deferred tax assets for fiscal 2003 include net operating loss carryforwards applicable to an acquisition during fiscal 2003.

The net change in the total valuation allowance for the years ended February 28, 2003 and February 28, 2002 was an increase of $16,357,000 and a decrease of $665,000, respectively.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income in certain legal entities. Although realization is not assured, management believes it is more likely than not that the net amount of the deferred tax asset will be realized. However, this estimate could change in the near term as future taxable income in these certain legal entities changes.

As of February 28, 2003, the Corporation had net operating tax loss carryforwards of approximately $64,629,000 of which $57,928,000 are attributable to an acquisition during fiscal 2003. These acquisition related net operating loss carryforwards have a tax effected value of $21,686,000 against which the Corporation has provided a valuation allowance of $17,124,000. If circumstances change and usage of the net operating loss carryforwards becomes more likely than not, the tax benefit of the carryforwards attributable to the acquisition, to which purchase price has not been allocated, will be accounted for as a credit to goodwill rather than as a reduction of income tax provision.

The Corporation’s net operating loss carryforwards expire as follows: ($000s)

2005 - 2012	$ 4,927
2013 - 2023	41,485
Indefinitely	18,217

$64,629

Income before taxes attributable to all foreign operations was $54,413,000, $29,323,000, and $45,565,000, in each of fiscal 2003, 2002, and 2001, respectively.

The Corporation has provided for foreign withholding taxes on the portion of the undistributed earnings of foreign subsidiaries expected to be remitted.

Income taxes paid were $23,184,000, $29,368,000, and $13,537,000, in each of fiscal 2003, 2002, and 2001, respectively.

11.   STOCKHOLDERS’ EQUITY

Capital Stock

The authorized capital of the Corporation consists of an unlimited number of common shares, without nominal or par value, and an unlimited number of preferred shares, issuable in series. No series of preferred shares has been created or issued.

Share Repurchase Programs

The share repurchases made in the past three fiscal years were part of distinct open market share repurchase programs through the Nasdaq National Market and during fiscal 2003, shares were also purchased under our secondary offering of common shares (see note 12 of these notes to the consolidated financial statements). The Corporation repurchased 180,000 shares at an aggregate purchase price of $3,150,000 during fiscal 2003 in connection with our secondary offering. These repurchased shares were cancelled. The share repurchases made in fiscal 2003 were part of two open market share repurchase programs. The program adopted in October 2001 expired on October 8, 2002. Under this program the Corporation repurchased 1,188,400 of its shares; all repurchased shares were cancelled. In October 2002, the Corporation adopted a new program that will enable it to purchase up to 4,398,820 common shares (not more than 5% of those issued and outstanding) between October 9, 2002 and October 8, 2003. This program does not commit the Corporation to make any share repurchases. Purchases will be made on The Nasdaq National Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. All repurchased shares will be cancelled.

The details of the share repurchases were as follows:

	2003		2002		2001

	Shares	Cost	Shares	Cost	Shares	Cost

	(000s)	($000s)	(000s)	($000s)	(000s)	($000s)
October 1999 program	--	--	--	--	50	2,041
October 2000 program	--	--	816	12,945	530	11,946
October 2001 program	388	9,992	800	16,094	--	--
October 2002 program	342	6,850	--	--	--	--

	730	16,842	1,616	29,039	580	13,987

Secondary offering	180	3,150	--	--	--	--

	910	$19,992	1,616	$29,039	580	$13,987

The amount paid to acquire the shares over and above the average carrying value has been charged to retained earnings.

Stock Option Plans

As of February 28, 2003, the Corporation had stock options outstanding under three plans: 11,527,000 pertain to the 1997-2002 Stock Option Plan; 706,000 pertain to the 1993-1998 Stock Option Plan; and 839,000 pertain to stock options issued pursuant to Adaytum’s stock plan which the Corporation assumed in accordance with the terms of the merger agreement between Adaytum and the Corporation.

There were 14,000,000 shares of common stock originally reserved by the Board of Directors for issuance under the Corporation’s 1997-2002 Stock Option Plan (“the Plan”), which was approved by the Corporation’s shareholders in June 1997 and replaced the 1993-1998 Stock Option Plan. Options were granted to directors, officers, employees, and consultants at such times and under such terms as established by the Plan. Options may have been fully exercisable on the date of grant or may have been exercisable in installments. Options will expire not later than 10 years from the date of grant or any shorter period as may be determined. All options were priced at the market price of the Corporation’s shares on The Toronto Stock Exchange on the trading day preceding the date of grant. Options were granted to employees, executive officers, and directors in each of 1998, 1999, 2000, 2001, and 2002. Substantially all options vest equally in April of the next four years after the date of grant and expire in April of the seventh year after the date of grant. The 1997-2002 Stock Option Plan expired on May 1, 2002.

Under the 1993-1998 Stock Option Plan, options were awarded to directors, officers, and employees. For the options outstanding as of February 28, 2003, the vesting dates have all passed and the expiry dates range from April 2003 to April 2005. All options were priced at the market price of the Corporation’s shares on The Toronto Stock Exchange on the trading day preceding the date of grant. The 1993-1998 Stock Option Plan expired on January 1, 1998.

Pursuant to the terms of the Merger Agreement between Adaytum and the Corporation which became effective on January 10, 2003 (Effective Date), the Corporation agreed to assume Adaytum options issued under the Adaytum 1999 Stock Option Plan under which the Corporation could be required to issue up to 839,000 common shares of the Corporation. Optionholders consisted of Adaytum employees holding “out-of-the-money” vested and unvested stock options and “in-the-money” but unvested stock options. The number and grant price of the Adaytum options which became options to purchase shares of the Corporation were adjusted based on the fair market value of the Adaytum common shares on the Effective Date, and the average closing price of Cognos shares for the five days prior to the Effective Date. The vesting schedule and expiry dates of “in-the-money” but unvested Adaytum options were assumed in accordance with their terms, and expire not later than 2012; the vesting schedule and expiry date of the “out-of-the-money” Adaytum options which were assumed were reset to vest equally over four years from the Effective Date and expire not later than 2011. No further options will be granted under the Adaytum plan, which expires on December 31, 2008.

Employee Stock Purchase Plan

This plan was approved by the Corporation’s shareholders in July 1993 and has been amended three times, in 1997, 1999, and 2002. This amended plan terminates on November 30, 2005. Under the plan, 3,000,000 common shares were reserved for issuance. A participant in the Employee Stock Purchase Plan authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (Purchase Period) and on the first trading day following the end of any Purchase Period these deductions are applied toward the purchase of common shares. The purchase price per share is ninety (90) percent of the lesser of The Toronto Stock Exchange average closing price on (a) the first five trading days of the Purchase Period or (b) the last five trading days of the Purchase Period. All full-time and part-time permanent employees may participate in the plan.

Restricted Share Unit Plan

On September 25, 2002, the Board of Directors of the Corporation adopted the 2002-2005 Restricted Share Unit Plan pursuant to which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. Under the plan, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant awards of restricted share units to participants, up to an aggregate of 2,000,000 restricted share units. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit will be exchangeable for one common share of the Corporation. The vesting period is typically four years. The common shares for which restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

Activity in the stock option plans for fiscal 2003, 2002, and 2001 was as follows:

	2003		2002		2001

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

	(000s)		(000s)		(000s)

Outstanding, beginning of year	10,554	$17.35	7,569	$17.81	7,270	$11.17
Granted	3,404	23.67	4,835	16.71	2,537	34.02
Assumed	839	23.76	--	--	--	--
Exercised	(886)	11.71	(1,279)	9.96	(1,816)	10.23
Forfeited	(839)	20.76	(571)	20.33	(422)	18.21

Outstanding, end of year	13,072	19.37	10,554	17.35	7,569	17.81

Options exercisable at
year end	4,430		3,002		1,607

Weighted average per share fair value of options granted during the year calculated using the Black- Scholes option pricing model		$ 10.01		$ 7.48		$ 14.07

The following table summarizes significant ranges of outstanding and exercisable options held by directors, officers, and employees as of February 28, 2003:

			Options Outstanding			Options Exercisable

Range of Exercise Prices			Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

			(000s)	(Years)		(000s)
$ 5.66	-	$10.26	405	1.4	$ 8.78	399	$ 8.79
$10.63	-	$11.29	1,741	3.7	10.66	1,251	10.66
$11.66	-	$14.21	641	3.2	13.37	626	13.38
$14.98	-	$17.32	3,820	6.2	16.68	976	16.68
$17.67	-	$20.38	245	6.1	18.74	85	18.71
$20.94	-	$24.17	2,828	7.1	24.01	60	22.51
$24.43	-	$33.46	1,683	8.1	27.51	165	29.37
$34.96	-	$47.68	1,709	5.1	35.51	868	35.58

			13,072	5.9	20.96	4,430	18.10

Activity in the restricted share unit plan for fiscal 2003, was as follows:

	2003

	Restricted Share Units	Weighted Average Grant Price

	(000s)
Outstanding, beginning of year	--	--
Granted	23	$23.47
Delivered	--	--
Forfeited	--	--

Outstanding, end of year	23	23.47

Compensation expense related to the Corporation’s restricted share unit plan, net of forfeitures, was $77,000, $0, and $0 in fiscal 2003, 2002, and 2001 respectively.

Deferred Stock-based Compensation

The Corporation recorded aggregate deferred stock-based compensation of $1,120,000, $0, and $2,656,000 in fiscal 2003, 2002, and 2001, respectively. During fiscal 2003, deferred stock-based compensation of $577,000 was recorded in relation to the options assumed on the acquisition of Adaytum. A further $543,000 of deferred stock-based compensation was recorded in relation to grants under the restricted share unit plan. In fiscal 2001, deferred stock-based compensation was recorded in connection with acquisitions made by the Corporation in which stock was issued to principals of the acquired companies, but held in escrow to be released on condition of continued tenure. Under GAAP, these amounts are accounted for as compensation rather than as a component of purchase price.

Net Income per Share

The dilutive effect of stock options is excluded under the requirements of FASB Statement No. 128, Earnings per Share, for calculating net income per share, but is included in the calculation of diluted net income per share.

The reconciliation of the numerator and denominator for the calculation of net income per share and diluted net income per share is as follows: (000s, except per-share amounts)

	2003	2002	2001

Net Income per Share
Net income	$73,144	$19,408	$64,260

Weighted average number of shares outstanding	87,936	87,807	87,324

Net income per share	$0.83	$0.22	$0.74

Diluted Net Income per Share
Net income	$73,144	$19,408	$64,260

Weighted average number of shares outstanding	87,936	87,807	87,324
Dilutive effect of stock options* and deferred stock-based
compensation	2,595	2,654	4,649

Adjusted weighted average number of shares outstanding	90,531	90,461	91,973

Diluted net income per share	$0.81	$0.21	$0.70

*	All anti-dilutive options have been excluded. The average number of anti-dilutive options was 4,167,000, 3,327,000, and 557,000 for fiscal 2003, 2002, and 2001, respectively.

12.   SECONDARY OFFERING

On July 16, 2002, the Corporation filed a final registration statement with the United States Securities and Exchange Commission and a Canadian prospectus with Canadian securities regulators for a secondary offering of 3,600,000 common shares at a price to the public of $17.50 per share. All of the common shares in the offering were sold by certain entities affiliated with Michael U. Potter. The Corporation did not receive any proceeds from the sale of the shares. The Corporation incurred costs related to the filing of this secondary offering and those costs were expensed during fiscal 2003. Under this secondary offering the Corporation repurchased 180,000 of its own shares at an aggregate purchase price of $3,150,000.

13.   PENSION PLANS

The Corporation operates a Retirement Savings Plan for its Canadian employees and also operates various other defined contribution pension plans for its non-Canadian employees. The Corporation contributes amounts related to the level of employee contributions for both types of plans.

The pension costs in fiscal 2003, 2002, and 2001 were $5,812,000, $4,889,000, and $4,248,000, respectively.

14.   SEGMENTED INFORMATION

The Corporation operates in one business segment–computer software solutions. This segment engages in business activities from which it earns license, support, and services revenue, and incurs expenses.

Within this business segment, the Corporation develops, markets, and supports business intelligence software. Our solution helps improve business performance by enabling effective decision-making at all levels of the organization. The Corporation’s integrated solution consists of a suite of business intelligence components, analytical applications, and performance management applications. The Corporation’s customers can strategically apply this software solution across the extended enterprise to address their need for corporate performance management (CPM). The solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, reporting, analysis, and scorecarding products. Cognos products are distributed both directly and through resellers worldwide.

Revenue is derived from the licensing of software and the provision of related services, which include product support and education, consulting, and other services. The Corporation generally licenses software and provides services subject to terms and conditions consistent with industry standards. Customers may elect to contract with the Corporation for product support, which includes product and documentation enhancements, as well as telesupport and websupport, by paying either an annual fee or fees based on usage of support services.

The Corporation operates internationally, with a substantial portion of its business conducted in foreign currencies. Accordingly, the Corporation’s results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to the Canadian dollar, to various European currencies, and to a lesser extent, other foreign currencies.

No single customer accounted for 10% or more of the Corporation’s revenue during any of the last three fiscal years. In addition, the Corporation is not dependent on any single customer or group of customers, or supplier.

The accounting policies for the segment are the same as those described in the Summary of Significant Accounting Policies. The required financial information for segment profit and segment assets is the same as that presented in the Consolidated Financial Statements. Geographic information is as follows: ($000s)

	2003	2002	2001

Revenue to external customers*
U.S.A.	$301,142	$263,488	$281,907
Canada	37,853	40,979	35,890
United Kingdom	52,188	45,759	44,381
Europe	121,168	107,278	101,888
Asia/Pacific	38,685	33,798	31,586

	$551,036	$491,302	$495,652

*	Revenues are attributed to countries based on location of customer

Fixed assets
Canada	$47,063	$46,813
U.S.A.	8,380	6,508
Other countries	8,024	5,687

	$63,467	$59,008

15.   COMPARATIVE RESULTS

Certain of the prior years’ figures have been reclassified in order to conform to the presentation adopted in the current year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1.    (a)     Identification of Directors

The information required by this Item in respect to directors is incorporated herein by reference to the information set forth in the headings “Election of Directors” and “Independence and Board Committees” of the Corporation’s Proxy Statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission and Canadian Securities regulators in connection with the solicitation of proxies for the Corporation’s Annual and Special Meeting of Shareholders to be held June 19, 2003 (Proxy Statement).

(b)	Identification of Executive Officers

Information regarding executive officers of the Corporation is set forth under Part I of this Form 10-K.

(c)	Code of Ethics

The information required by this Item in respect to code of ethics is incorporated herein by reference from the information provided under the heading “Code of Ethics”, under the Section “Corporate Governance” of the Corporation’s Proxy Statement.

2.	Compliance with Section 16(a) of the Exchange Act

As a foreign private issuer, the Corporation is not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the information provided under the heading “Executive Compensation” of the Corporation’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Corporation’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

The information required by this Item is incorporated by reference from the information provided under the heading “Certain Relationships and Other Transactions” of the Corporation’s Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this annual report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)     Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is incorporated by reference from the information provided under the heading “Fees Paid to the Independent Auditors” of the Corporation’s Proxy Statement.

PART IV

ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a) 1.	Financial Statements See Index to Consolidated Financial Statements under Item 8 of this report.

(a) 2.	Financial Statement Schedule The Schedule supporting the Consolidated Financial Statements that is filed as part of this report are is follows:

Schedule II	Valuation and qualifying accounts

Note:	Schedules other than those listed are omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a) 3.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

2.0	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	—Agreement and Plan of Reorganization dated as of December 19, 2002, by and among Cognos Incorporated, Cognos
Corporation, Argon Acquisition Corp. and Adaytum, Inc. (filed as Exhibit 2.1 to Form 8-K dated December 19, 2002).

3.0	Articles of Incorporation and Bylaws

3.1	—Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form 10-Q filed for the quarter ended November 30, 2002)

3.2	—By-laws of the Corporation (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)

3.3	—Amended By-law of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)

4.0	Instruments defining the rights of security holders, including indentures

4.1	—Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)

4.2	—Description of Common Shares contained in the Articles of Incorporation and amendments thereto, (filed as Exhibit 3.1 to
Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1, filed on July 1, 1987)

continued.....

EXHIBIT
NUMBER	DESCRIPTION (continued)

10.0	Material Contracts

10.1	—Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life
    Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on
Form S-1, filed on May 13, 1987)

10.2	—1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended (filed as Exhibit 10.2 on Form 10-K, filed for year ended February 28, 1989)

10.3	—Form of Incentive Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as
Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.4	—Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified)
(filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.5	—Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.6	—1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 of Form 10-K filed for the year ended February 29, 2000)

10.7	—1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 of Form 10-K filed for the year ended February 29, 2000)

10.8	—Form of Incentive Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 of Form 10-K filed for the year ended February 29, 2000)

10.9	—Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 of Form 10-K filed for the year ended February 29, 2000)

10.10	—Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 of Form 10-Q filed for the quarter ended August 31, 1996)

10.11	—Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 of Form 10-Q filed for the quarter ended August 31, 1996)

10.12	—1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)

10.13	—Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified)
(filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)

10.14	—Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified)
(filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)

10.15	—Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit 10.17 to Form 10-K filed for the year ended February 28, 1998)

10.16	—Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 to Form 10-Q filed for the quarter ended August 31, 1999)

continued.....

EXHIBIT
NUMBER	DESCRIPTION (continued)

10.18	—Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.18 to Form 10-K for the year ended February 28, 2002)

10.19	—Amended Employee agreement - Terry Hall. (filed as Exhibit 10.19 to Form 10-K for the year ended February 28, 2002)

10.20	—Employee release agreement - Terry Hall. (filed as Exhibit 10.19 to Form 10-K for the year ended February 28, 2002)

10.21	—2002-2005 Restricted Share Unit Plan (filed as Exhibit 10.21 of Form 10-Q filed for the quarter ended November 30, 2002)

11.0	Statements regarding Computation of Earnings Per Share

11.1	—Computation of Earnings Per Share in accordance with Canadian Generally Accepted Accounting Principles

11.2	—Computation of Earnings Per Share in accordance with United States Generally Accepted Accounting Principles

21.0	Subsidiaries of the Company

23.0	Consent of Ernst & Young LLP, Independent Chartered Accountants

99.0	Additional Exhibits

99.1	Management's Discussion and Analysis of the Corporation's Financial Condition and Results of Operations- Canadian Supplement

99.2	Consolidated Financial Statements in accordance with Canadian Generally Accepted Accounting Principles

99.3	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the last quarter of the fiscal year ended February 28, 2003, the Corporation filed a report on Form 8-K on December 23, 2002 pursuant to Item 5, Other Events, and filed a report on Form 8-K on January 17, 2003 pursuant to Items 2 and 7, Acquisition or Disposition of Assets, and Financial Statements, Pro Forma Information, and Exhibits, respectively. Both Forms 8-K were related to the purchase of Adaytum, Inc.

(c)	The Corporation hereby files as part of this Form 10-K, the exhibits listed in Item 16(a)3, as set forth above.

(d)	The Corporation hereby files as part of this Form 10-K, the schedules listed in Item 16(a)3, as set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED

    (Registrant)

/s/ Tom Manley	May 23, 2003

Tom Manley

Senior Vice President, Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Renato Zambonini		May 23, 2003

Renato Zambonini	Chief Executive Officer, and Director
/s/ Tom Manley		May 23, 2003

Tom Manley	Senior Vice President, Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ James M. Tory		May 23, 2003

James M. Tory, Q.C.	Chairman of the Board
/s/ John E. Caldwell		May 23, 2003

John E. Caldwell	Director
/s/ Douglas C. Cameron		May 23, 2003

Douglas C. Cameron	Director
/s/ Pierre Y. Ducros		May 23, 2003

Pierre Y. Ducros	Director
/s/ Robert W. Korthals		May 23, 2003

Robert W. Korthals	Director
/s/ John Rando		May 23, 2003

John Rando	Director
/s/ William Russell		May 23, 2003

William Russell	Director

CERTIFICATIONS

I, Renato Zambonini, Chief Executive Officer certify that:

1.     I have reviewed this annual report on Form 10-K of Cognos Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 23, 2003	/s/ Renato Zambonini

Date	Renato Zambonini,
Chief Executive Officer

I, Tom Manley, Senior Vice President Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer) certify that:

1.     I have reviewed this annual report on Form 10-K of Cognos Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 23, 2003	/s/ Tom Manley

Date	Tom Manley
Senior Vice President, Finance &
Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Schedule II

COGNOS INCORPORATED

Valuation and Qualifying Accounts

(US$000s, U.S. GAAP)

	Balance, beginning of period	Additions charged to income	Deductions (1)	Balance, end of period

Allowance for Doubtful Accounts
Fiscal Year Ended
February 28, 2001	$ 8,734	$5,166	$(2,379)	$11,521

February 28, 2002	$11,521	$3,373	$(6,086)	$ 8,808

February 28, 2003	$ 8,808	$3,200	$(2,325)	$ 9,683

Allowance for Inventory Obsolescence
Fiscal Year Ended
February 28, 2001	$159	$163	$(202)	$119

February 28, 2002	$119	$99	$(66)	$152

February 28, 2003	$152	$161	$(161)	$152

(1)	Represents amounts written off against the reserve, net of recoveries.

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION		PAGE

2.0		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
	2.1	--	Agreement and Plan of Reorganization dated as of December 19, 2002, by and among Cognos Incorporated, Cognos Corporation, Argon Acquisition Corp. and Adaytum, Inc. (filed as Exhibit 2.1 to Form 8-K dated December 19, 2002).	*

3.0		Articles of Incorporation and Bylaws
	3.1	--	Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form 10-Q filed for the quarter ended November 30, 2002)	*
	3.2	--	By-laws of the Corporation (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)	*
	3.3	--	Amended By-law of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)	*

4.0		Instruments defining the rights of security holders, including indentures
	4.1	--	Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)	*
	4.2	--	Description of Common Shares contained in the Articles of Incorporation and amendments thereto, (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1, filed on July 1, 1987)	*

10.0		Material Contracts
	10.1	--	Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1, filed on May 13, 1987)	*
	10.2	--	1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended (filed as Exhibit 10.2 on Form 10-K, filed for year ended February 28, 1989)	*
	10.3	--	Form of Incentive Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*
	10.4	--	Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*
	10.5	--	Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*
	10.6	--	1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 of Form 10-K filed for the year ended February 29, 2000)	*
	10.7	--	1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 of Form 10-K filed for the year ended February 29, 2000)	*
	10.8	--	Form of Incentive Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 of Form 10-K filed for the year ended February 29, 2000)	*

continued.....

EXHIBIT INDEX (continued)

EXHIBIT NUMBER		DESCRIPTION		PAGE

	10.9	--	Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 of Form 10-K filed for the year ended February 29, 2000)	*
	10.10	--	Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 of Form 10-Q filed for the quarter ended August 31, 1996)	*
	10.11	--	Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 of Form 10-Q filed for the quarter ended August 31, 1996)	*
	10.12	--	1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)	*
	10.13	--	Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)	*
	10.14	--	Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)	*
	10.15	--	Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit 10.17 of Form 10-K filed for the year ended February 28, 1998)	*
	10.16	--	Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 of Form 10-Q filed for the quarter ended August 31, 1999)	*
	10.18	--	Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.17 of Form 10-K filed for the year ended February 28, 2002)	*
	10.19	--	Amended Employee agreement -Terry Hall. (filed as Exhibit 10.17 of Form 10-K filed for the year ended February 28, 2002)	*
	10.20	--	Employee release agreement -Terry Hall. (filed as Exhibit 10.17 of Form 10-K filed for the year ended February 28, 2002)	*
	10.21	--	2002-2005 Restricted Share Unit Plan (filed as Exhibit 10.21 of Form 10-Q filed for the quarter ended November 30, 2002)	*
	10.22	--	2002-2005 Adaytum Inc. 1999 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-102794 on Form S-8, filed on January 29, 2003)	*

11.0		Statements regarding Computation of Earnings Per Share
	11.1	--	Computation of Earnings Per Share in accordance with Canadian Generally Accepted Accounting Principles	94
	11.2	--	Computation of Earnings Per Share in accordance with United States Generally Accepted Accounting Principles	95

21.0		Subsidiaries of the Company		96

23.0		Consent of Ernst & Young LLP, Independent Chartered Accountants		97

continued.....

EXHIBIT INDEX (continued)

*  Incorporated by reference to document identified, which has been previously filed.