Form 10-Q
period 2003-05-31
COGNOS INC
filed 2003-07-11
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X       NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES   X      NO

The number of shares outstanding of the registrant’s only class of Common Stock as of June 30, 2003, was 89,126,827.

COGNOS INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended May 31,
	2003	2002

Revenue
Product license	$ 57,801	$ 49,835
Product support	64,127	48,179
Services	28,635	22,116

Total revenue	150,563	120,130

Cost of revenue
Cost of product license	1,111	734
Cost of product support	6,855	4,413
Cost of services	20,859	15,547

Total cost of revenue	28,825	20,694

Gross margin	121,738	99,436

Operating expenses
Selling, general, and administrative	80,436	65,841
Research and development	23,294	19,698
Amortization of intangible assets	1,907	877

Total operating expenses	105,637	86,416

Operating income	16,101	13,020
Interest expense	(171)	(46)
Interest income	1,044	1,601

Income before taxes	16,974	14,575
Income tax provision	4,583	4,664

Net income	$ 12,391	$ 9,911

Net income per share
Basic	$ 0.14	$ 0.11

Diluted	$ 0.14	$ 0.11

Weighted average number of shares (000s)
Basic	88,527	88,000

Diluted	90,924	91,531

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, U.S. GAAP)

	May 31, 2003	February 28, 2003

Assets	(Unaudited )
Current assets
Cash and cash equivalents	$ 200,670	$ 162,588
Short-term investments	63,226	79,670
Accounts receivable	105,235	139,116
Prepaid expenses and other current assets	12,732	8,884
Deferred tax assets	5,241	5,427

	387,104	395,685
Fixed assets	68,864	63,467
Intangible assets	27,501	29,408
Goodwill	170,099	169,991

	$ 653,568	$ 658,551

Liabilities
Current liabilities
Accounts payable	$ 25,772	$ 33,310
Accrued charges	30,050	34,192
Salaries, commissions, and related items	35,401	48,916
Income taxes payable	2,850	4,395
Deferred revenue	139,754	146,008

	233,827	266,821
Long-term liabilities	--	1,647
Deferred income taxes	12,712	13,561

	246,539	282,029

Stockholders' Equity
Capital stock
Common shares (May 31, 2003 - 88,990,745;
February 28, 2003 - 88,124,914)	185,963	173,363
Treasury shares (May 31, 2003 - 43,500;
February 28, 2003 - 22,500)	(1,065)	(501)
Deferred stock-based compensation	(1,208)	(1,243)
Retained earnings	225,918	213,527
Accumulated other comprehensive loss	(2,579)	(8,624)

	407,029	376,522

	$ 653,568	$ 658,551

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended May 31,

	2003	2002

Cash flows from operating activities
Net income	$ 12,391	$ 9,911
Non-cash items
Depreciation and amortization	7,148	4,699
Amortization of deferred stock-based compensation	169	185
Amortization of other deferred compensation	62	148
Deferred income taxes	(2,954)	(552)
Loss on disposal of fixed assets	454	97

	17,270	14,488
Change in non-cash working capital
Decrease in accounts receivable	37,006	36,590
Increase in prepaid expenses and other current assets	(3,088)	(247)
Decrease in accounts payable	(8,625)	(6,671)
Decrease in accrued charges	(5,809)	(2,068)
Decrease in salaries, commissions, and related items	(15,793)	(5,106)
Decrease in income taxes payable	(138)	(2,778)
Decrease in deferred revenue	(10,282)	(3,780)

Net cash provided by operating activities	10,541	30,428

Cash flows from investing activities
Maturity of short-term investments	63,752	113,186
Purchase of short-term investments	(44,700)	(47,626)
Additions to fixed assets	(6,730)	(4,269)
Acquisition costs	(108)	--

Net cash provided by investing activities	12,214	61,291

Cash flows from financing activities
Issue of common shares	12,466	3,765
Purchase of treasury shares	(564)	--
Repurchase of shares	--	(9,992)
Decrease in long-term debt and long-term liabilities	(1,697)	(16)

Net cash provided by (used in) financing activities	10,205	(6,243)

Effect of exchange rate changes on cash	5,122	2,653

Net increase in cash and cash equivalents	38,082	88,129
Cash and cash equivalents, beginning of period	162,588	192,901

Cash and cash equivalents, end of period	200,670	281,030
Short-term investments, end of period	63,226	57,229

Cash, cash equivalents, and short-term investments, end of period	$ 263,896	$ 338,259

(See accompanying notes)

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (U.S.) dollars and in accordance with generally accepted accounting principles (GAAP) in the U.S. with respect to interim financial statements, applied on a consistent basis. Accordingly, they do not include all of the information and footnotes required for compliance with GAAP in the U.S. for annual financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Corporation’s Annual Report for the fiscal year ended February 28, 2003.

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

3.	Stock Based Compensation

The Corporation applies APB Opinion 25 in accounting for its stock option, stock purchase, and restricted share unit plans. Where the exercise price of stock options is equal to the market price of the stock on the trading day preceding the date of grant, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans. However, for certain options assumed on the acquisition of Adaytum, Inc., under purchase accounting methodology, compensation cost has been recognized in the financial statements. The fair value of each restricted share unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

In November 2002 FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement also requires new and more prominent disclosures about the effects of stock-based compensation on reported results which are provided below. The Corporation has chosen to continue to apply APB Opinion 25 to account for stock-based compensation.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have reduced net income, basic net income per share and diluted net income per share as indicated in the table below (000s, except per share amounts):

	Three months ended May 31,

	2003	2002

Net income:
As reported	$ 12,391	$ 9,911
Add: Stock-based employee compensation
included above	169	185
Less: Stock-based employee compensation using
fair value based method	(6,249)	(6,272)

Pro forma	$ 6,311	$ 3,824

Basic net income per share:
As reported	$ 0.14	$ 0.11
Add: Stock-based employee compensation
included above	--	--
Less: Stock-based employee compensation using
fair value based method	(0.07)	(0.07)

Pro forma	$ 0.07	$ 0.04

Diluted net income per share:
As reported	$ 0.14	$ 0.11
Add: Stock-based employee compensation
included above	--	--
Less: Stock-based employee compensation using
fair value based method	(0.07)	(0.07)

Pro forma	$ 0.07	$ 0.04

Weighted average number of shares:
Basic	88,527	88,000

Diluted	90,924	91,531

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended May 31,

	2003	2002

Risk-free interest rates	N/A*	3.7%
Expected life of options (years)	N/A*	3.0
Expected volatility	N/A*	62%
Dividend yield	N/A*	0%

        * During the three months ended May 31, 2003 no options were granted

4.	Goodwill

During the three months ended May 31, 2003 and May 31, 2002 there were additions to goodwill of $108,000 and $40,000 respectively related to additional consideration paid to the former shareholders of Teijin Cognos Incorporated (TCI). This additional consideration was based on the net revenue of TCI during each quarter. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test, and performed the required test as of March 1, 2003. Based on this test, goodwill is not considered to be impaired.

	Three months ended May 31,

	2003	2002

Beginning balance	$169,991	$15,230
Additions	108	40

Closing balance	$170,099	$15,270

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

5.	Intangible Assets

	As at May 31, 2003		As at February 28, 2003

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired Technology	$ 33,381	$13,423	$ 33,381	$11,821	20%
Deferred Compensation	8,945	8,824	8,945	8,763	Compensation Period
Contractual Relationships	7,800	378	7,800	134	12.5%

	50,126	$22,625	50,126	$20,718

	(22,625)		(20,718)

Net book value	$ 27,501		$ 29,408

Amortization of intangible assets was $1,907,000 and $877,000 in the quarters ended May 31, 2003 and May 31, 2002, respectively. The estimated amortization expense related to intangible assets is as follows ($000s):

2004 (Q2 to Q4)	5,583
2005	4,922
2006	4,915
2007	4,915
2008	4,375
2009	975
2010 and thereafter	1,816

6.	Income Taxes

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

	Three months ended May 31,

	2003	2002

Basic Net Income per Share
Net income	$12,391	$ 9,911

Weighted average number of shares outstanding	88,527	88,000

Basic net income per share	$ 0.14	$ 0.11

Diluted Net Income per Share
Net income	$12,391	$ 9,911

Weighted average number of shares outstanding	88,527	88,000
Dilutive effect of stock options	2,397	3,531

Adjusted weighted average number of shares outstanding	90,924	91,531

Diluted net income per share	$ 0.14	$ 0.11

8.	Comprehensive Income

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

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The components of comprehensive income were as follows ($000‘s):

	Three months ended May 31,

	2003	2002

Net income	$12,391	$ 9,911
Other comprehensive income:
Foreign currency translation adjustments	6,045	3,864

Comprehensive income	$18,436	$13,775

9.	Segmented Information

The Corporation has one reportable segment—computer software products.

10.	Stockholders’Equity

The Corporation issued 866,000 common shares valued at $12.5 million during the three months ended May 31, 2003, and issued 296,000 shares valued at $3.8 million during the three months ended May 31, 2002. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors. During the three month period ended May 31, 2003, the Corporation did not repurchase shares in the open market. The Corporation repurchased 388,000 shares at a value of $10.0 million during the three months ended May 31, 2002.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

11.	Liabilities in Connection with Acquisition

The Corporation undertook a restructuring plan in conjunction with the acquisition of Adaytum during January 2003. In accordance with Emerging Issues Task Force (EITF) No. 95-3, Recognition of Liabilities in Connection with a Business Combination (EITF 95-3) the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. This restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for abandoning leased premises of Adaytum, and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. The employee separations impact all functional groups and geographic regions of Adaytum. The remaining accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items and is expected to be paid during fiscal 2004. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exist that would result in a material adjustment to the acquisition cost allocation.

	Employee separations	Other restructuring accruals	Total accrual	Asset write- downs	Total

Restructuring	$ 3,888	$ 3,976	$ 7,864	$ 768	$ 8,632
Cash payments	(248)	(11)	(259)	--	(259)
Asset write-downs	--	--	--	(768)	(768)

Balance as at February 28, 2003	$ 3,640	$ 3,965	$ 7,605	$ --	$ 7,605
Cash payments	(1,103)	(14)	(1,117)	--	(1,117)

Balance as at May 31, 2003	$ 2,537	$ 3,951	$ 6,488	$ --	$ 6,488

12.	Comparative Results

Certain of the prior period’s figures have been reclassified in order to conform to the presentation adopted during the current fiscal year. We have updated our income statement presentation to segregate from selling, general, and administrative expenses $15,547,000 for the three months ended May 31, 2002, and created a new line item for, the cost of providing services. Additionally we have segregated from selling, general, and administrative expenses $877,000 for the three months ended May 31, 2002 and created a new line item for, amortization of intangible assets within operating expenses. This reclassification was made to provide more information to the users of our financial statements. This change in presentation does not affect previously reported assets, liabilities, or results of operations.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

13.	New Accounting Pronouncements

In April 2003 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. The amendments improve financial reporting by: requiring that contracts with comparable characteristics be accounted for similarly; clarifying the circumstances under which a contract with an initial net investment meets the characteristics of a derivative; and clarifying when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into, or modified after, June 30, 2003. The Corporation does not believe that the adoption of SFAS 149 will have a material effect on its business, results of operations, and financial condition.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

The following information should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the fiscal year ended February 28, 2003 (fiscal 2003).

OVERVIEW

Cognos is a leading global provider of business intelligence software. Our solution helps improve business performance by enabling effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, customers can gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, accelerate corporate response times and, ultimately, increase revenues and profits. Our integrated solution consists of our suite of business intelligence components, analytical applications, and performance management applications. To complement this solution, on January 10, 2003 we acquired privately-held Adaytum, Inc., a leading global provider of enterprise performance planning software.

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

APPLICATION OF CRITICAL POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities and reported revenues and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions, conditions, and experience.

The following critical accounting policies and significant estimates are used in the preparation of our consolidated financial statements:

Revenue Recognition — We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. Our product license revenue is earned from licenses of off-the-shelf software not requiring significant production, modification or customization. Revenue from these licenses is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (our standard business practice is that persuasive evidence exists when we have a binding contract with a customer), (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. If a license includes the right to return the product for refund or credit, revenue is deferred, until the right of return lapses.

Product support includes the right to receive support services and unspecified upgrades or enhancements. Unspecified upgrades and enhancements are product support only if they are offered on a when-and-if-available basis. Revenue from product support contracts is recognized ratably over the life of the contract. Incremental costs directly attributable to the acquisition of product support contracts, and that would not have been incurred but for the acquisition of that contract, are deferred and expensed in the period the related revenue is recognized. These costs include commissions payable on sales of support contracts.

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

For those contracts with multiple obligations, that is, deliverable and undeliverable products, support obligations, education, consulting, and other services, we allocate revenue to each element of the contract based on vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of fair value is assigned using the residual method as outlined in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. For product support elements of a contract VSOE is the renewal rate. VSOE for service elements is the normal pricing and discounting practices for those products when they are sold separately; the residual is then assigned to the license element of the contract.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use judgment to assess the collectibility of specific accounts and based on this assessment, an allowance is maintained for 100% of all accounts deemed to be uncollectible. For those receivables not specifically identified, an allowance is maintained for a specific percentage of those receivables based on the aging of the accounts, our historical collection experience, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets — We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made, except for loss carryforwards related to acquisitions. In the event we were to subsequently determine that we would be able to realize deferred tax assets related to acquisitions in excess of the purchase price allocated to those deferred tax assets, we would record a credit to goodwill. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

Goodwill and Acquired Intangible Assets — We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards Board Statement (SFAS) No. 141, Business Combinations. We allocate purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. The amendments improve financial reporting by: requiring that contracts with comparable characteristics be accounted for similarly; clarifying the circumstances under which a contract with an initial net investment meets the characteristics of a derivative; and clarifying when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe that the adoption of SFAS 149 will have a material effect on our business, results of operations, and financial condition.

SHAREHOLDER PROPOSAL

At our Annual General Meeting on June 19, 2003 our shareholders voted in favor of a proposal requesting that our Board of Directors establish a policy to expense in our annual income statement the costs of all future stock options issued to our senior executives. As permitted by GAAP (See note 3 of the Notes to the Consolidated Financial Statements), we do not record any expense in respect of stock options on the face of our consolidated statement of income. However, in the notes to these statements we do disclose our net income and earnings per share on a pro-forma basis after amortizing the fair value of options, determined as of the grant date, over the vesting period. Thus the information requested in the shareholder proposal is provided, albeit not on the face of the financial statements.

FASB and other accounting standard bodies are studying the options issue with a view to developing an internationally accepted method by which option expense will be required to be deducted in determining net income. It is expected that this may be effected in the near term. In considering the shareholder proposal, the Board will consider whether it is in the interest of shareholders for us to unilaterally adopt a policy of expensing options prior to the establishment of the international standard thus rendering our results non-comparable with those of most other companies in the industry.

RESULTS OF OPERATIONS

(000s, except per share amounts)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Revenue	$150,563	$120,130	25.3%
Cost of revenue	28,825	20,694	39.3

Gross margin	121,738	99,436	22.4
Operating expenses	105,637	86,416	22.2

Operating income	$ 16,101	$ 13,020	23.7
Gross margin percentage	80.9%	82.8%
Operating margin percentage	10.7%	10.8%
Net income	$ 12,391	$ 9,911	25.0%

Basic net income per share	$ 0.14	$ 0.11

Diluted net income per share	$ 01.4	$ 0.11

Revenue for the quarter ended May 31, 2003 was $150.6 million, a 25% increase from revenue of $120.1 million for the same quarter last year. Pretax income for the quarter ended May 31, 2003 was $17.0 million, compared to pretax income of $14.6 million in the same quarter last year. Net income for the current quarter was $12.4 million, compared to net income of $9.9 million for the same quarter last year. Diluted net income per share was $0.14 for the current quarter, compared to diluted net income per share of $0.11 for the same quarter last year. Basic net income per share was $0.14 and $0.11 for the quarters ended May 31, 2003 and May 31, 2002, respectively.

The improvement in operating performance in the three months ended May 31, 2003 as compared to the same period in the previous year reflects the strength of our business model which is designed to fully engage the enterprise customer and the strength of our product offerings and strong sales force execution in a tough economic environment. To enhance our CPM solution, during the fourth quarter of fiscal 2003 we acquired Adaytum. Adaytum has been integrated into our operations for the quarter ended May 31, 2003 and therefore our results include the revenue and expenses related to Adaytum for the full quarter. Comparatively, the results for the quarter ended May 31, 2002 reflect operations prior to this acquisition. To that extent, our operations for the quarter ended May 31, 2003 are not identical to the operations for the quarter ended May 31, 2002. Our intent with the acquisition of Adaytum has been to fully integrate the product offerings and operations of Adaytum into our product offerings and operations. With this integration of Adaytum essentially complete we are no longer separately tracking the operations of Adaytum and therefore we are not reporting separately on the effect of the acquisition on our revenues, cost of revenues, or operating expenses.

Gross margin for the quarter ended May 31, 2003 was $121.7 million, an increase of 22% over gross margin of $99.4 million for the same quarter last year. Gross margin percentage for the quarter ended May 31, 2003 was 81% as compared to 83% for the comparative quarter of the previous fiscal year. Total operating expenses for the quarter ended May 31, 2003 were $105.6 million, a 22% increase from operating expenses of $86.4 million for the same quarter last year. The operating margin for both the quarters ended May 31, 2003 and May 31, 2002 was 11%.

We operate internationally, with a substantial portion of our business conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations improved the overall revenue growth by approximately eight percentage points for the quarter ended May 31, 2003. The effect of foreign exchange rate fluctuations increased the growth in cost of revenue by eight percentage points and increased growth in operating expenses by nine percentage points for the quarter ended May 31, 2003.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue		Percentage Change

	Three months ended May 31,		Three months ended May 31,
	2003	2002	2002 to 2003

Revenue	100.0%	100.0%	25.3%

Cost of revenue	19.1	17.2	39.3

Gross margin	80.9	82.8	22.4

Operating expenses
Selling, general, and administrative	53.5	54.8	22.2
Research and development	15.5	16.4	18.3
Amortization of intangible assets .	1.2	0.8	117.4

Total operating expenses	70.2	72.0	22.2

Operating income	10.7	10.8	23.7
Interest expense	(0.1)	(0.0)	271.7
Interest income	0.7	1.3	(34.8)

Income before taxes	11.3	12.1	16.5
Income tax provision	3.1	3.8	(1.7)

Net income	8.2%	8.3%	25.0%

REVENUE

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Business intelligence	$143,684	$111,598	28.8%
Application development tools	6,879	8,532	(19.4)

Revenue	$150,563	$120,130	25.3%

Our total revenue was $150.6 million for the quarter ended May 31, 2003, an increase of $30.4 million or 25%, compared to the quarter ended May 31, 2002. Our total revenue was derived primarily from our suite of business intelligence products, principally Web versions of PowerPlay® and Impromptu®. Contributing to a lesser extent were Cognos Enterprise Planning Series (formerly Adaytum Enterprise Planning), Cognos Metrics Manager, Cognos ReportNet, DecisionStream™, Cognos Finance, NoticeCast, and Cognos Visualizer. During the quarter ended May 31, 2003 we released Cognos Series 7 Version 2, which builds on the end-to-end business intelligence value of Cognos Series 7. Cognos Series 7 is a fully integrated enterprise business intelligence solution. We believe that enterprise-wide deployment of business intelligence products is the trend in the industry and that it will continue to increase as a percentage of our total revenue. An emerging trend in the market for business intelligence is the growing demand for pre-packaged solutions that shorten time to implementation and results. Our Analytic Applications address this trend as they extend the value of investments in Enterprise Resource Planning (ERP) and other operational systems. Total revenue (license, support, and services revenue) derived from our business intelligence products was $143.7 million in the quarter ended May 31, 2003, an increase of $32.1 million or 29% when compared to the corresponding period in the prior fiscal year. Total revenue from these business intelligence products was 95% and 93% of total revenue for the quarters ended May 31, 2003 and May 31, 2002, respectively.

Total revenue (license, support, and services revenue) from our application development tools, PowerHouse® and Axiant®, was $6.9 million for the quarter ended May 31, 2003, a decrease of $1.7 million or 19% compared to the corresponding period in the prior fiscal year. We believe that, in both the short and long-term, revenues from these products will continue to decline.

The overall change in total revenue from our three revenue categories in the quarter ended May 31, 2003 from May 31, 2002 was as follows: a 16% increase in product license revenue, a 33% increase in product support revenue, and an 29% increase in services revenue.

The following table sets out, for each fiscal year indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal year.

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

North America	$ 90,117	$ 78,913	14.2%
Europe	47,043	33,717	39.5
Asia/Pacific	13,403	7,500	78.7

Total	$150,563	$120,130	25.3%

In the quarter ended May 31, 2003 the percentage of revenue from our three geographic regions, North America (includes Latin America), Europe (consisting of UK and Continental Europe), and Asia/Pacific (consisting of Australia and countries in the Far East) was 60%, 31%, and 9%, respectively as compared to 66%, 28%, and 6%, respectively for the comparative quarter ended May 31, 2002. During the quarter ended May 31, 2003 revenue from North America increased 14%, revenue from Europe increased 40%, and revenue from Asia/Pacific increased by 79%.

Our growth rate in Asia/Pacific for the three months ended May 31, 2003 reflects the growth in Japan and the Australia/New Zealand region during the quarter. Our growth rate in Europe for the quarter reflects growth in the UK as well as Germany and Belgium.

Product License Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Product license revenue	$57,801	$49,835	16.0%
Percentage of total revenue	38.4%	41.5%

Product license revenue was $57.8 million in the quarter ended May 31, 2003, an increase of $8.0 million or 16%. The increase in product license revenue during the three months ended May 31, 2003 as compared to the same period in the prior year reflects the strength of our business model, our product offerings, and strong sales execution in what has been a challenging market. Customer purchasing behavior remains challenging in the current economic environment, however we believe that the long-term prospects for the business intelligence market are promising. Product license revenue accounted for 38% of total revenue in the three months ended May 31, 2003 compared to 41% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $56.7 million for the quarter ended May 31, 2003, an increase of $8.7 million or 18% compared to the corresponding period in the prior fiscal year. Product license revenue from business intelligence products accounted for 98% and 96% of total product license revenue for the quarters ended May 31, 2003 and 2002.

Product license revenue from application development tools was $1.1 million for the quarter ended May 31, 2003, a decrease of $0.8 million or 40% compared to the corresponding period in the prior fiscal year. We believe in both the short and long term, the trend of decreasing product license revenue from these products will continue.

Product Support Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Product support revenue	$64,127	$48,179	33.1%
Percentage of total revenue	42.6%	40.1%

Product support revenue was $64.1 million in the quarter ended May 31, 2003, an increase of $15.9 million or 33% compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts was the result of the positive rate of renewal of support contracts and the expansion of our customer base.

Product support revenue accounted for 43% and 40% of our total revenue in the quarters ended May 31, 2003 and 2002, respectively.

Product support revenue from the business intelligence products comprised 91% and 87% of the product support revenue for the quarters ended May 31, 2003 and 2002, respectively. Support revenue from the business intelligence products increased by 40% in the quarter ended May 31, 2003, and support revenue from the application development tools decreased by 12%, compared to the corresponding quarter in the prior fiscal year.

Services Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Product services revenue	$28,635	$22,116	29.5%
Percentage of total revenue	19.0%	18.4%

Services revenue (training, consulting, and other revenue) was $28.6 million in the quarter ended May 31, 2003, an increase of $6.5 million or 29% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 19% of our total revenue for the three months ended May 31, 2003 as compared to 18% for the corresponding period in the prior fiscal year.

In the quarter ended May 31, 2003, services revenue associated with the business intelligence products contributed $28.5 million, an increase of $6.7 million or 30%. The increase was primarily attributable to an increase in consulting revenue. Education revenue remained relatively consistent with the prior period. Customer purchasing behavior remains challenging in the current economic environment, however we believe that the long-term prospects for the business intelligence market are promising. Total services revenue associated with our application development tools for the quarter was immaterial for the quarter ended May 31, 2003 a $0.2 million decrease from the corresponding period in the prior fiscal year.

Service revenue associated with business intelligence products contributed 99% of the total services revenue for both the quarter ended May 31, 2003 and the quarter ended May 31, 2002.

COST OF REVENUE

Cost of Product License

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Cost of product license	$1,111	$734	51.4%
Percentage of license revenue	1.9%	1.5%

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $1.1 million, an increase of $0.4 million or 51% in the quarter ended May 31, 2003 compared to the corresponding period in the prior fiscal year. These costs represented 2% of product license revenue for the quarter ended May 31, 2003, as compared to 1% of product license revenue for the quarter ended May 31, 2002. The increase in these costs was the result of increases in royalties and materials and distribution costs.

Cost of Product Support

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Cost of product support	$6,855	$4,413	55.3%
Percentage of support revenue	10.7%	9.2%

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $6.9 million, an increase of $2.4 million or 55% in the quarter ended May 31, 2003 compared to the corresponding period in the prior fiscal year.

The cost of product support represented 11% of total product support revenue for the quarter ended May 31, 2003 as compared to 9% for the corresponding period in prior fiscal year. The increase in the cost of product support is the result of increases in telesupport and websupport costs as we brought in additional staffing to enhance our customer service through the web and telephonic support systems through the third and fourth quarters of fiscal 2003 as well as the quarter ended May 31, 2003. Contributing to the staffing level increases was the integration of the Adaytum staff into our support organization.

Cost of Services

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Cost of services	$20,859	$15,547	34.2%
Percentage of service revenue	72.8%	70.3%

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products.

The cost of services was $20.9 million, an increase of $5.3 million or 34% in the quarter ended May 31, 2003 compared to the corresponding period in the prior fiscal year.

The cost of services increased as a percentage of services revenue representing 73% for the quarter ended May 31, 2003 as compared to 70% for the corresponding period in prior fiscal year. The increase in cost of services, in dollar terms is the result of increases in compensation related costs and increases in costs for services purchased externally. The average number of employees within services increased by 15% in the three months ended May 31, 2003 when compared to the corresponding period in the prior fiscal year. Contributing to the increase, but to a lesser extent, were increases in travel costs.

OPERATING EXPENSES

Selling, General, and Administrative

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Selling, general, and administration	$80,436	$65,841	22.2%
Percentage of total revenue	53.4%	54.8%

Selling, general, and administrative (SG&A) expenses were $80.4 million, an increase of $14.6 million or 22% in the quarter ended May 31, 2003, compared to the corresponding period in the prior fiscal year. These costs decreased as a percentage of revenue, representing 53% for the three months ended May 31, 2002 respectively compared to 55% for the corresponding period in the prior fiscal year.

The increase in these expenses in the three months ended May 31, 2003 was predominantly the result of increases in staff related costs due to both external recruiting and the integration of Adaytum selling, general, and administration staff. Contributing to the increase, but to a lesser extent, were increases in travel and living and marketing costs. The average number of employees within selling, general, and administrative increased by 16% in the three months ended May 31, 2003 when compared to the corresponding period in the prior fiscal year.

Research and Development

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Research and development	$23,294	$19,698	18.3%
Percentage of total revenue	15.5%	164%

Research and development (R&D) costs were $23.3 million, an increase of $3.6 million or 18% in the quarter ended May 31, 2003 compared to the corresponding period in the prior fiscal year. The increase for the quarter was predominantly the result of increases in compensation costs, partially offset by a decrease in services purchased externally. R&D costs were 15% of revenue for the quarter ended May 31, 2003 as compared to 16% of revenue for the corresponding period in the prior year. The average number of employees within R&D increased 9% for the three months ended May 31, 2003 when compared to the corresponding periods of the prior year.

During the quarter ended May 31, 2003, we continued to invest in R&D activities for our next generation of business intelligence solutions which are the foundation of our CPM vision. During the quarter ended May 31, 2003 we released Cognos Series 7 Version 2 which builds on the end-to-end business intelligence value of Cognos Series 7. Cognos Series 7 is a fully integrated enterprise business intelligence solution offering flexible scoreboards, dashboards, managed reporting, analysis, ad hoc query, and event detection and notification, visualization, and data integration. We also completed the initial integration of Adaytum Enterprise Planning (now Cognos Enterprise Planning Series) into our CPM solution. We also continued our investment in our next generation of reporting products, Cognos ReportNet™. Cognos ReportNet is a global, scalable, reporting product, which provides ad-hoc query, business intelligence reporting, managed reporting and production reporting with large distribution capability. Cognos ReportNet was available for sale during the quarter ended May 31, 2003.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the quarters ended May 31, 2003 and May 31, 2002. Costs were not deferred in the period because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Intangible Assets

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Amortization of intangible assets	$1,907	$877	117.3%

Amortization of intangible assets was $1.9 million, an increase of $1.0 million or 117% for the quarter ended May 31, 2003 compared to the corresponding period in the prior year. The increase in these expenses in the three months ended May 31, 2003 was due to the amortization of acquired technology and contractual relationships as a result of the acquisition of Adaytum during the fourth quarter of fiscal 2003.

Interest Income and Expense

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Net interest income	$873	$1,555	(43	.9)%

Net interest income was $0.9 million, a decrease of $0.7 million or 44% in the quarter ended May 31, 2003 compared to the corresponding period in the prior fiscal year. The decrease was primarily attributable to a decrease in the average portfolio size. The average portfolio size decreased as compared the same period in the prior fiscal year as a result of the acquisition of Adaytum for $157.1 million of cash consideration during the fourth quarter of fiscal 2003. Contributing to the decrease in interest income, but to a lesser extent, was a decrease in average effective interest rates as compared to the same period in the prior fiscal year.

Income Tax Provision

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Tax expense	$4,583	$4,664	(1	.7)%
Effective tax rate	27.0%	32.0%

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In the three months ended May 31, 2003 we recorded an income tax provision of $4.6 million representing an effective income tax rate of 27%. Comparatively, in the three months ended May 31, 2002 we recorded an income tax provision of $4.7 million representing an effective income tax rate of 32%. The decrease in effective tax rate reflects the expected geographical mix of our earnings throughout the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at May 31, 2003	As at February 28, 2003	Percentage Change

Cash, cash equivalents, and short-term investments	$263,896	$ 242,258	8.9%
Working capital	153,277	128,864	18.9
Long-term liabilities	--	(1,647)	(100.0)

($000s, except DSO)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2003	2002	2002 to 2003

Net cash provided by (used in):
Operating activities	$10,541	$ 30,428	(65	.4)%
Investing activities	12,214	61,291	(80.1)
Financing activities	10,205	(6,243)	(263.5)
Days sales outstanding (DSO)	63	60

Cash, Cash Equivalents, and Short-term Investments

As of May 31, 2003, we held $263.9 million in cash, cash equivalents, and short-term investments, an increase of $21.6 million from February 28, 2003. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

Working Capital

Working capital represents our current assets less our current liabilities. As of May 31, 2003, working capital was $153.3 million, an increase of $24.4 million from February 28, 2003. The increase can be attributed to higher levels of cash and cash equivalents, and lower levels of accounts payable, accruals, and salaries, commissions, and related items, and deferred revenue. Offsetting this increase were decreases in accounts receivable and short-term investments.

Days sales outstanding (DSO) was 63 days at May 31, 2003 as compared to 60 days as at May 31, 2002. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at May 31, 2003, we had no long-term liabilities, a decrease of $1.6 million from February 28, 2003. The decrease was the result of movement from long-term classification to short-term classification of a payment due in relation to the patent litigation settlement agreement during the quarter ended May 31, 2003. All remaining payments under the settlement are now current.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the three months ended May 31, 2003 was $10.5 million, a decrease of $19.9 million compared to the comparative period last year. Although net income increased during the quarter ended May 31, 2003 compared to the same quarter last year, this increase was offset by greater change in deferred revenue balances and larger payments of salaries, commissions, and related items as compared to the same period last year.

Cash Provided by Investing Activities

Cash provided by investing activities was $12.2 million for three months ended May 31, 2003, a decrease in investment of $49.1 million compared to the comparative period in the prior fiscal year. During the quarter ended May 31, 2003 we had a decrease in the net investment in short-term investments from the comparative quarter in the prior fiscal year. In the quarter ended May 31, 2003, the proceeds on the maturity of our short-term investments were in excess of purchases of short-term investments by $19.1 million. In comparison during the quarter ended May 31, 2002, our investments in short-term investments, net of maturities, were $65.6 million.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $10.2 million for the three months ended May 31, 2003, compared to a use of cash in financing activities of $6.2 million during the comparative period of the prior fiscal year. We issued 866,000 common shares, valued at $12.5 million, during the three months ended May 31, 2003, compared to the issue of 296,000 shares valued at $3.8 million during the corresponding period in the prior fiscal year. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors. Financing activities for the three month period ended May 31, 2003 did not include the repurchase of shares in the open market. Comparatively we repurchased 388,000 shares at a value of $10.0 million in the corresponding period in the prior fiscal year.

In October 2002, we adopted a program that enables us to purchase up to 4,398,820 common shares (not more than 5% of those issued and outstanding) between October 9, 2002 and October 8, 2003. Purchases will be made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares will be cancelled.

Contracts and Commitments

We have arranged an unsecured credit facility. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn$12.5 million (U.S.$9.1 million), subject to certain covenants. As of May 31, 2003 and 2002, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. As a result, the exchange gains or losses recorded on translation of the subsidiaries financial statements are partially offset by gains and losses attributable to the applicable foreign exchange forward contract. Realized and unrealized gains and losses from effective hedges are not included in income but are shown in the cumulative translation adjustment account included in other comprehensive income. Typically the forward contracts are between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of May 31, 2003, we had foreign exchange forward contracts, with maturity dates on or before August 28, 2003, to exchange various foreign currencies in the amount of $3.1 million.

As consideration for the patent litigation settlement agreement with Business Objects we agreed to pay the sum of $24.0 million. During the quarter ended May 31, 2003, $1.8 million was paid, and $1.8 million will be paid every quarter for the next four quarters. The remaining principal amount is recorded in accrued charges.

In connection with the acquisition of Adaytum, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for abandoning leased premises of Adaytum and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. During the quarter ended May 31, 2003 the total cash payments made in relation to the accrual were $1.1 million, and cash payments remaining at May 31, 2003 were $6.5 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions, and related items and is expected to be paid during fiscal 2004.

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

We rely predominantly on revenue from our business intelligence products. Although we have experienced revenue growth with respect to our business intelligence products over the past few fiscal years, we cannot assure you that revenue from these products will continue to grow. Revenue associated with these products may, in the future, stop growing or decline. In addition, our growth rate may be adversely affected by global economic conditions generally, and economic conditions in Canada, the U.S. or Europe, in particular. Our growth rate in revenue may also be affected by external economic factors such as currency fluctuations.

Our ability to adjust our expenses in the near term is limited, which could cause our profits to decrease.

During periods of unfavorable economic conditions in recent fiscal years, we reduced overall discretionary spending levels but continued to incur expenditures selectively in areas that we viewed as necessary to strengthen our position in the marketplace. This resulted in an increase in our operating expenses. The economic environment remains challenging and external economic factors such as currency fluctuations may affect our expenses. We expect to continue to incur expenditures selectively in areas that we view as necessary for new revenue growth and expand global market coverage. We base our operating expense budgets on projections of future revenues that are more difficult to make in periods of economic uncertainty. As a result, our operating expense budgets may be based on inaccurate assumptions. If we do not meet our future revenue projections, operating expenses would increase as a percentage of our revenues and our profits would decrease.

Currency fluctuations may adversely affect us.

A substantial portion of our revenues are earned in currencies other than U.S. dollars, such as the euro, and similarly, a substantial portion of our operating expenses are incurred in currencies other than U.S. dollars, such as the Canadian dollar and the euro. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. The resulting gains or losses from this translation are included in net income. We cannot predict the effect of foreign exchange fluctuations in the future. Therefore, fluctuations in the exchange rate between the U.S. dollar and other currencies, such as the Canadian dollar and the euro, may have a material adverse effect on our business, financial condition, and operating results.

As a result of our international operations a substantial portion of our financial instruments is held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure, as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries, typically between the U.S. dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar.

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

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern to continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the following fiscal year. In addition, in each quarter we typically close a larger percentage of sales transactions near the end of that quarter. Because our quarterly and annual operating results may be significantly affected by large, enterprise-wide sales, our inability to close one or more such sales before the end of the applicable period may adversely affect our operating results. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the price of our common shares may fall. Our quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

o	our ability to achieve and maintain revenue growth or to anticipate a decline in revenue from any of our products;

o	the impact of global economic conditions on our sales cycle;

o	our ability to obtain and close sales, particularly large enterprise transactions;

o	changes in product mix and our ability to anticipate changes in shipment patterns;

o	our ability to identify and develop new technologies and to incorporate those technologies into new products;

o	our ability to select appropriate business models and strategies;

o	our ability to position ourselves to achieve growth;

o	our ability to identify, hire, train, motivate, and retain highly qualified personnel, and to achieve targeted productivity levels;

o	our ability to identify, develop, introduce, and deliver in a timely manner new and enhanced versions of our products which anticipate market demand and address customer needs;

o	market acceptance of business intelligence software and of new and enhanced versions of our products;

o	our ability to establish and maintain a competitive advantage;

o	changes in our pricing policies or those of our competitors and other competitive pressures on selling prices;

o	size, timing, and execution of customer orders and shipments, including delays, deferrals, or cancellations of customer orders;

o	number, timing, and significance of product enhancements and new product and technology announcements by us or by our competitors;

o	our reliance on third-party distribution channels as part of our sales and marketing strategy;

o	the timing and provisions of pricing protections and exchange from our distributors;

o	changes in foreign currency exchange rates; and

o	our ability to enforce our intellectual property rights.

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

We rely, in part, on others to market and distribute our products, and their failure to do so successfully could significantly harmour ability to maintain and expand our customer base, which would adversely affect our growth strategy.

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

During these long sales and implementation cycles, events may occur that affect the size or timing of the order or even cause it to be cancelled. For example:

o	purchasing decisions may be postponed, or large purchases reduced, during periods of economic uncertainty;

o	we or our competitors may announce or introduce new products; or

o	the customer's own budget and purchasing priorities may change.

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

We may become increasingly subject to claims by third parties that our technology infringes their property rights due to the growth of software products in our target markets and the overlap in functionality of these products. Regardless of their merit, any such claims could:

o	be time consuming;

o	be expensive to defend;

o	divert management's attention and focus away from the business;

o	cause product shipment delays; and

o	require us to enter into costly royalty or licensing agreements or to stop using such technology.

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

We face significant operational and financial risks associated with our international operations.

We derive a significant portion of our total revenues from international sales. International sales are subject to significant risks, including:

o	unexpected changes in legal and regulatory requirements and policies in foreign markets affecting our international sales;

o	changes in tariffs and other trade barriers;

o	fluctuations in currency exchange rates;

o	political and economic instability;

o	longer payment cycles and other difficulties in accounts receivable collection;

o	difficulties in managing foreign distributors and representatives;

o	difficulties in staffing and managing foreign operations;

o	difficulties in protecting our intellectual property internationally; and

o	potentially adverse consequences arising from changes in tax laws.

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

In the past we have made acquisitions of products and businesses and in fiscal 2003 we acquired privately held Adaytum, Inc. In the future, we may engage in additional acquisitions of other products or businesses that we believe are complementary to ours. We cannot assure you that we will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition, or successfully integrate any acquired product or business into our operations. Further, acquisitions may involve a number of other risks, including:

o	diversion of management's attention;

o	disruption to our ongoing business;

o	failure to retain key acquired personnel;

o	difficulties in assimilating acquired operations, technologies, products, or personnel;

o	unanticipated expenses, events, or circumstances;

o	assumption of disclosed and undisclosed liabilities; and

o	the risk that we will not be able to value the acquired in-process research and development, or an entire acquired business, appropriately.

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

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. Some of our competitors have been in the software business longer than we have and have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. We expect our existing competitors and future competitors to continue to improve the performance of their current products and to introduce new products or new technologies. In addition, some of our larger existing competitors may in the future devote more resources to the business intelligence market. New product introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

If we do not respond effectively and on a timely basis to rapid technological change, our products and services may become obsolete and we could lose customers.

The markets for our products are characterized by:

o	rapid and significant technological change;

o	frequent new product introductions and enhancements;

o	changing customer demands; and

o	evolving industry standards.

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

Risks Related to External Conditions

Our share price will fluctuate.

The market price of our common shares may be volatile and could be subject to wide fluctuations due to a number of factors, including:

o	actual or anticipated fluctuations in our results of operations;

o	changes in estimates of our future results of operations by us or securities analysts;

o	announcements of technological innovations or new products by us or our competitors;

o	general industry changes in the business intelligence tools or related markets; or

o	other events or factors.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ending May 31, 2003, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the euro, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of May 31, 2003, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

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

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Corporation held its Annual Meeting of Shareholders on June 19, 2003.

b)	At the meeting, it was resolved that those persons nominated as indicated below be elected as directors of the Corporation and that Ernst & Young LLP be reappointed as the Corporation’s Auditors for the fiscal year ending February 28, 2004. Shareholders also approved the adoption of the Cognos Incorporated, 2003-2008 Stock Option Plan and shareholders voted in favor of a proposal requesting our Board of Directors establish a policy to expense in our annual income statement the costs of all future stock options issued to our senior executives. The voting results of the meeting are presented in the following table:

Voting Results
Annual Meeting of Shareholders
June 19, 2003

	FOR	WITHHELD	AGAINST

Election of Directors

John E. Caldwell	58,040,062	4,795,043	0

Paul D. Damp	58,041,487	4,793,618	0

Pierre Y. Ducros	58,040,673	4,794,432	0

Robert W. Korthals	58,038,812	4,796,110	0

John Rando	58,009,176	4,825,929	0

William Russell	58,013,096	4,822,009	0

James M. Tory	56,255,815	6,579,290	0

Renato Zambonini	58,013,093	4,822,012	0

Reappointment of Auditors	62,416,638	287,069	0

Adoption of Stock Option Plan	34,662,449	0	28,444,492

Shareholder Proposal Expensing of Options	31,895,060	0	27,689,005

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits
	10.23	2003 - 2008 Stock Option Plan (Incentive and Non-Qualified)
	99	Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles
	99.1	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement
	99.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
	99.3	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

The Corporation filed a Form 8-K/A, on March 12, 2003 pursuant to Items 2 and 7, Acquisition or Disposition of Assets, and Financial Statements and Pro Forma Financial Information, and Exhibits, respectively. This Form 8-K/A related to the Corporation’s Acquisition of Adaytum, Inc. during fiscal 2003. The Corporation filed a Form 8-K on April 2, 2003 pursuant to Items 7 and 12, Financial Statements and Exhibits and Disclosure of Results of Operations and Financial Condition, respectively. This Form 8-K related to the release of the Corporation’s results for the quarter and fiscal year ended February 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

July 11, 2003	/s/ Tom Manley

Date	Tom Manley
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

July 11, 2003	/s/ Renato Zambonini

Date	Renato Zambonini,
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

July 11, 2003	/s/ Tom Manley

Date	Tom Manley
Senior Vice President, Finance &
Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting
Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

10.23	2003 - 2008 Stock Option Plan (Incentive and Non-Qualified)	49-56

99	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles	57-67

99.1	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement	68-69

99.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	70

99.3	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	71