Form 10-Q
period 2003-08-31
COGNOS INC
filed 2003-10-15
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2003

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
YES   X      NO

The number of shares outstanding of the registrant’s only class of Common Stock as of September 30, 2003, was 89,526,232.

COGNOS INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2003	2002	2003	2002

Revenue
Product license	$ 62,234	$ 55,039	$ 120,035	$ 104,874
Product support	66,162	51,237	130,289	99,416
Services	29,785	22,828	58,420	44,944

Total revenue	158,181	129,104	308,744	249,234

Cost of revenue
Cost of product license	1,106	714	2,217	1,448
Cost of product support	6,887	5,029	13,742	9,442
Cost of services	21,503	17,073	42,362	32,620

Total cost of revenue	29,496	22,816	58,321	43,510

Gross margin	128,685	106,288	250,423	205,724

Operating expenses
Selling, general, and administrative	81,578	67,767	162,014	133,608
Research and development	21,714	19,029	45,008	38,727
Amortization of intangible assets	1,908	722	3,815	1,599

Total operating expenses	105,200	87,518	210,837	173,934

Operating income	23,485	18,770	39,586	31,790
Interest expense	(154)	(185)	(325)	(231)
Interest income	1,543	1,619	2,587	3,220

Income before taxes	24,874	20,204	41,848	34,779
Income tax provision	6,716	6,465	11,299	11,129

Net income	$ 18,158	$ 13,739	$ 30,549	$ 23,650

Net income per share
Basic	$0.20	$0.16	$0.34	$0.27

Diluted	$0.20	$0.15	$0.33	$0.26

Weighted average number of shares (000s)
Basic	89,181	87,902	88,854	87,951

Diluted	91,806	90,046	91,365	90,788

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, U.S. GAAP)

	August 31, 2003	February 28, 2003

Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 186,182	$ 162,588
Short-term investments	98,260	79,670
Accounts receivable	108,574	139,116
Prepaid expenses and other current assets	13,297	8,884
Deferred tax assets	4,258	5,427

	410,571	395,685
Fixed assets	67,890	63,467
Intangible assets	25,593	29,408
Goodwill	170,221	169,991

	$ 674,275	$ 658,551

Liabilities
Current liabilities
Accounts payable	$ 23,183	$ 33,310
Accrued charges	28,160	34,192
Salaries, commissions, and related items	36,668	48,916
Income taxes payable	4,244	4,395
Deferred revenue	132,195	146,008

	224,450	266,821
Long-term liabilities	--	1,647
Deferred income taxes	18,483	13,561

	242,933	282,029

Stockholders' Equity
Capital stock
Common shares and additional paid-in capital
(August 31, 2003 - 89,350,642; February 28, 2003 - 88,124,914)	191,704	173,363
Treasury shares
(August 31, 2003 - 43,500; February 28, 2003 - 22,500)	(1,065)	(501)
Deferred stock-based compensation	(1,085)	(1,243)
Retained earnings	244,076	213,527
Accumulated other comprehensive loss	(2,288)	(8,624)

	431,342	376,522

	$ 674,275	$ 658,551

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2003	2002	2003	2002

Cash flows from operating activities
Net income	$ 18,158	$ 13,739	$ 30,549	$ 23,650
Non-cash items
Depreciation and amortization	7,318	5,306	14,466	10,005
Amortization of deferred stock-based compensation	221	185	390	370
Amortization of other deferred compensation	62	148	124	296
Deferred income taxes	7,007	(178)	4,053	(730)
Loss on disposal of fixed assets	9	4	463	101

	32,775	19,204	50,045	33,692
Change in non-cash working capital
Decrease (increase) in accounts receivable	(5,109)	(2,791)	31,897	33,799
Increase in prepaid expenses and other current assets	(772)	(585)	(3,860)	(832)
Decrease in accounts payable	(2,153)	(2,046)	(10,778)	(8,717)
Decrease in accrued charges	(1,263)	(7,332)	(7,072)	(9,400)
Increase (decrease) in salaries, commissions, and related items	2,005	2,651	(13,788)	(2,455)
Increase (decrease) in income taxes payable	1,297	(421)	1,159	(3,199)
Decrease in deferred revenue	(5,069)	(5,639)	(15,351)	(9,419)

Net cash provided by operating activities	21,711	3,041	32,252	33,469

Cash flows from investing activities
Maturity of short-term investments	53,058	57,195	116,810	170,381
Purchase of short-term investments	(88,339)	(42,017)	(133,039)	(89,643)
Additions to fixed assets	(5,454)	(3,500)	(12,184)	(7,769)
Acquisition costs	(122)	--	(230)	--

Net cash provided by (used in) investing activities	(40,857)	11,678	(28,643)	72,969

Cash flows from financing activities
Issue of common shares	5,643	1,960	18,109	5,725
Purchase of treasury shares	--	--	(564)	--
Repurchase of shares	--	(3,150)	--	(13,142)
Decrease in long-term debt and long-term liabilities	--	(3,087)	(1,697)	(3,103)

Net cash provided by (used in) financing activities	5,643	(4,277)	15,848	(10,520)

Effect of exchange rate changes on cash	(985)	(2,372)	4,137	281

Net increase (decrease) in cash and cash equivalents	(14,488)	8,070	23,594	96,199
Cash and cash equivalents, beginning of period	200,670	281,030	162,588	192,901

Cash and cash equivalents, end of period	186,182	289,100	186,182	289,100
Short-term investments, end of period	98,260	42,161	98,260	42,161

Cash, cash equivalents, and short-term investments, end of period	$ 284,442	$ 331,261	$ 284,442	$ 331,261

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

The Corporation applies APB Opinion 25 in accounting for its stock option, stock purchase, and restricted share unit plans. Where the exercise price of stock options is equal to the market price of the stock on the trading day preceding the date of grant, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans. However, for certain options assumed on the acquisition of Adaytum, Inc., under purchase accounting methodology, compensation cost has been recognized in the financial statements. For restricted share units the fair value of each unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

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
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have reduced net income, basic net income per share and diluted net income per share as indicated in the table below (000s, except per share amounts):

	Three months ended August 31,		Six months ended August 31,

	2003	2002	2003	2002

Net income:
As reported	$ 18,158	$ 13,739	$ 30,549	$ 23,650
Add: Stock-based employee
compensation included above	221	185	390	370
Less: Stock-based employee
compensation using fair value based
method	(5,813)	(6,892)	(12,063)	(13,164)

Pro forma	$ 12,566	$ 7,032	$ 18,876	$ 10,856

Basic net income per share:
As reported	$0.20	$0.16	$0.34	$0.27
Add: Stock-based employee
compensation included above	--	--	--	--
Less: Stock-based employee
compensation using fair value based method	(0.06)	(0.08)	(0.13)	(0.15)

Pro forma	$0.14	$0.08	$0.21	$0.12

Diluted net income per share:
As reported	$0.20	$0.15	$0.33	$0.26
Add: Stock-based employee
compensation included above	--	--	--	--
Less: Stock-based employee
compensation using fair value based method	(0.06)	(0.07)	(0.12)	(0.14)

Pro forma	$0.14	$0.08	$0.21	$0.12

Weighted average number of shares:
Basic	89,181	87,902	88,854	87,951

Diluted	91,806	90,046	91,365	90,788

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended August 31,			Six months ended August 31,

	2003	2002		2003		2002

Risk-free interest rates	2.9%	N/A	*	2.9	%*	3.7	%*
Expected life of options (years)	4.3	N/A	*	4.3	*	2.9	*
Expected volatility	57.2%	N/A	*	57.2	%*	61.8	%*
Dividend yield	0.0%	N/A	*	0.0	%*	0.0	%*

* During the three months ended May 31, 2003 and August 31, 2002 no options were granted.

4.	Goodwill

During the three and six months ended August 31, 2003 there were additions to goodwill of $122,000 and $230,000 respectively. During the three and six months ended August 31, 2002 there were additions to goodwill of $138,000 and $178,000, respectively. All additions during the three and six months ended August 31, 2003 and August 31, 2002 were related to additional consideration paid to the former shareholders of Teijin Cognos Incorporated (TCI). The consideration was based on the net revenue of TCI during each quarter. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test, and performed the required test as of March 1, 2003. Based on this test, goodwill is not considered to be impaired.

	Three months ended August 31,		Six months ended August 31,

	2003	2002	2003	2002

	($000s)		($000s)
Beginning balance	$170,099	$15,270	$169,991	$15,230
Additions	122	138	230	178

Closing balance	$170,221	$15,408	$170,221	$15,408

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

5.	Intangible Assets

	As at August 31, 2003		As at February 28, 2003

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired Technology	$ 33,381	$15,024	$ 33,381	$11,821	20%
					Compensation
Deferred Compensation	8,945	8,887	8,945	8,763	Period
Contractual Relationships	7,800	622	7,800	134	12.5%

	50,126	$24,533	50,126	$20,718

	(24,533)		(20,718)

Net book value	$ 25,593		$ 29,408

Amortization of intangible assets was $1,908,000 and $722,000 in the quarters ended August 31, 2003 and August 31, 2002, respectively, and was $3,815,000 and $1,599,000 in the six months ended August 31, 2003 and August 31, 2002 respectively. The estimated amortization expense related to intangible assets is as follows ($000s):

2004 (Q3 to Q4)	$3,675
2005	4,922
2006	4,915
2007	4,915
2008	4,375
2009	975
2010 and thereafter	1,816

6.	Income Taxes

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

	Three months ended August 31,		Six months ended August 31,

	2003	2002	2003	2002

Basic Net Income per Share
Net income	$18,158	$13,739	$30,549	$23,650

Weighted average number of shares outstanding	89,181	87,902	88,854	87,951

Basic net income per share	$0.20	$0.16	$0.34	$0.27

Diluted Net Income per Share
Net income	$18,158	$13,739	$30,549	$23,650

Weighted average number of shares outstanding	89,181	87,902	88,854	87,951
Dilutive effect of stock options	2,625	2,144	2,511	2,837

Adjusted weighted average number of shares outstanding	91,806	90,046	91,365	90,788

Diluted net income per share	$0.20	$0.15	$0.33	$0.26

8.	Comprehensive Income

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

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The components of comprehensive income were as follows ($000’s):

	Three months ended August 31,		Six months ended August 31,

	2003	2002	2003	2002

Net income	$ 18,158	$ 13,739	$30,549	$23,650
Other comprehensive income:
Foreign currency translation adjustments	291	(3,105)	6,336	759

Comprehensive income	$ 18,449	$ 10,634	$36,885	$24,409

9.	Segmented Information

The Corporation has one reportable segment – computer software products.

10.	Stockholders’ Equity

The Corporation issued 360,000 common shares valued at $5.6 million, and 133,000 common shares valued at $2.0 million during the quarters ended August 31, 2003 and August 31, 2002, respectively. The Corporation issued 1,226,000 common shares valued at $18.1 million and 429,000 common shares, valued at $5.7 million and during the six months ended August 31, 2003 and August 31, 2002, respectively. The issuance of shares in the three months ended August 31, 2003 was pursuant to our stock purchase plan and the exercise of stock options by employees, and officers, whereas the issuance of shares in the six months ended August 31, 2003 was pursuant to our stock purchase plan and the exercise of stock options by employees, officers and directors. The Corporation did not repurchase common shares during the quarter and six months ended August 31, 2003, but repurchased 180,000 common shares valued at $3.2 million and 568,000 common shares valued at $13.1 million during the three and six months ended August 31, 2002. Repurchased shares were part of an open market share repurchase program, except the shares purchased during the quarter ended August 31, 2002 which were purchased under our secondary offering of common shares.

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

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

	Employee separations	Other restructuring accruals	Total accrual	Asset write-downs	Total

Restructuring	$ 3,888	$ 3,976	$ 7,864	$ 768	$ 8,632
Cash payments	(248)	(11)	(259)	--	(259)
Asset write-downs	--	--	--	(768)	(768)

Balance as at February 28, 2003	$ 3,640	$ 3,965	$ 7,605	$ --	$ 7,605
Cash payments	(3,261)	(242)	(3,503)	--	(3,503)

Balance as at August 31, 2003	$ 379	$ 3,723	$ 4,102	$ --	$ 4,102

12.	Comparative Results

Certain of the prior period’s figures have been reclassified in order to conform to the presentation adopted during the current fiscal year. We have updated our income statement presentation to segregate from selling, general, and administrative expenses $17,073,000 and $32,620,000 for the three and six months ended August 31, 2002, respectively and created a new line item for the cost of providing services. Additionally we have segregated from selling, general, and administrative expenses $722,000 and $1,599,000 for the three and six months ended August 31, 2002, respectively and created a new line item for amortization of intangible assets within operating expenses. This reclassification was made to provide more information to the users of our financial statements. This change in presentation does not affect previously reported assets, liabilities, or results of operations.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

13.	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (Fin 46). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46 a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003 the consolidation requirements are applicable in our third quarter of fiscal 2004 beginning September 1, 2003. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. Upon adoption, none of the provisions of FIN 46 have, or are expected to have, an impact on the Corporation.

In April 2003 the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. The amendments improve financial reporting by: requiring that contracts with comparable characteristics be accounted for similarly; clarifying the circumstances under which a contract with an initial net investment meets the characteristics of a derivative; and clarifying when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into, or modified after, June 30, 2003. The adoption of SFAS 149 did not have a material effect on the business, results of operations, or financial condition of the Corporation.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) which establishes standards for classifying and measuring certain financial instruments issued by a company with characteristics of both liabilities and equity. The statement is effective for all financial instruments created on or modified after May 31, 2003 and otherwise effective at the beginning of the Corporation’s third quarter of fiscal 2004 beginning September 1, 2003. The Corporation has not issued any such instruments and therefore the Corporation believes that the adoption of SFAS 150 will not have a material effect on the business, results of operations, and financial condition of the Corporation.

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

OVERVIEW

Cognos is a leading global provider of business intelligence (BI) software. Our solution helps improve business performance by enabling effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, customers can gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, accelerate corporate response times and, ultimately, increase revenues and profits. Our integrated solution consists of our suite of business intelligence components, analytical applications, and performance management applications. To complement this solution, on January 10, 2003 we acquired privately-held Adaytum, Inc. (Adaytum), a leading global provider of enterprise performance planning software.

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

In September 2003 we launched Cognos ReportNet™, a Web-based enterprise query and reporting solution. Cognos ReportNet delivers production reports such as invoices, statements, and statutory reports as well as ad hoc query, managed reports, and the broad range of business reports all from a single architecture. ReportNet offers a web-based report and query authoring environment which allows users to create, modify, and distribute reports across a global enterprise. ReportNet can be integrated into any environment due to its web services based architecture, delivers enterprise scalability, runs reports in multiple languages and allows for flexible report presentation. Although formally launched in September, ReportNet was available for sale on a limited basis within the first and second quarters of fiscal 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Accounting for Income Taxes — As an entity which operates globally, we calculate our income tax liabilities in each of the jurisdictions in which we conduct business. As is common in companies with a global presence, we have used prudent tax planning strategies. Tax planning strategies by their nature involve complicated transactions. Those transactions are subject to review or audit by taxation authorities and the ultimate tax outcome bears a measure of uncertainty. We must therefore make estimates and judgments and it may take a considerable period for the ultimate tax outcome to be known. Although we believe our estimates are reasonable, the ultimate tax outcome could differ materially from the amounts recorded in our financial statements. These differences could have a material effect on our financial position and our net income.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Our valuation allowance pertains primarily to the net operating loss carryforwards resulting from the acquisition of Adaytum during fiscal 2003. In the event we were to subsequently determine that we would be able to realize deferred tax assets related to acquisitions in excess of the net purchase price allocated to those deferred tax assets, we would record a credit to goodwill. In the event we were to subsequently determine that we would be able to realize our deferred tax assets unrelated to acquisitions in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

We provide for withholding taxes on the undistributed earnings of our foreign subsidiaries. The ultimate tax liability related to the undistributed earnings could differ materially from the liabilities recorded in our financial statements. These differences could have a material effect on our income tax liabilities and our net income.

Goodwill and Acquired Intangible Assets — We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards Board Statement (SFAS) No. 141, Business Combinations. We allocate purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill.

Historically our acquisitions have resulted in the recognition of significant amounts of goodwill and acquired intangible assets. The allocation of purchase price to these intangible assets and goodwill requires that we make estimates and judgments based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful lives of the acquired intangible assets. Should different conditions prevail, we could incur write-downs of goodwill, write-downs of intangible assets, or changes in the estimation of useful lives of those intangible assets.

In accordance with SFAS 142 goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below under Impairment of Long-lived Assets. Prior to our adoption of SFAS 142 we amortized goodwill over 5 years using the straight-line method.

Acquired intangible assets include acquired technology, contractual relationships, and deferred compensation. Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of the software products acquired. Acquired technology is amortized over its estimated useful life on a straight-line basis. Contractual relationships represent contractual and separable relationships that we have with certain customers and partners which we acquired through acquisitions. These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows and are amortized over their estimated useful life. Deferred compensation includes consideration associated with acquisitions. Deferred compensation is recorded when its future payment is determinable and is payable contingent upon the continued tenure of the principals of the acquired companies who have become our employees. Under generally accepted accounting principles these amounts are accounted for as compensation rather than as a component of purchase price. We adopted FASB Statement No. 142 Goodwill and Other Intangible Assets (SFAS 142) beginning March 1, 2002 and accordingly we evaluate the remaining useful life of our intangible assets being amortized each reporting period to determine whether events or circumstances warrant a revision to the estimated remaining amortization period.

Impairment of Goodwill and Long-lived Assets — In accordance with SFAS 142 goodwill is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Corporation as a whole is considered one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore the first step of our annual test is to compare the fair value of our shares on the Nasdaq Stock Market, to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. When the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized.

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. If events or circumstances indicate that the carrying value of an asset may not be recoverable, the amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (Fin 46). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46 a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003 the consolidation requirements are applicable in our third quarter of fiscal 2004 beginning September 1, 2003. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. Upon adoption none of the provisions of FIN 46 have, or are expected to have, an impact on us.

In April 2003 the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. The amendments improve financial reporting by: requiring that contracts with comparable characteristics be accounted for similarly; clarifying the circumstances under which a contract with an initial net investment meets the characteristics of a derivative; and clarifying when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our business, results of operations, and financial condition.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) which establishes standards for classifying and measuring certain financial instruments issued by a company with characteristics of both liabilities and equity. The statement is effective for all financial instruments created on or modified after May 31, 2003 and otherwise effective at the beginning of our third quarter of fiscal 2004 beginning September 1, 2003. We have not issued any such instruments and therefore we believe that the adoption of SFAS 150 will not have a material effect on our business, results of operations, and financial condition.

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

FASB and other accounting standard bodies are studying the options issue with a view to developing an internationally accepted method by which option expense may be required to be deducted in determining net income. It is expected that this will be effected in the near term. In response to the shareholder proposal, the Board is considering adopting a policy on expensing options prior to the establishment of the international standard. A significant consideration in establishing such a policy prior to a uniform standard being established is the potential for this to render our results non-comparable with those of most other companies in our industry.

RESULTS OF OPERATIONS

					Percentage Change
(000s, except per share amounts)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2003	2002	2003	2002	2002 to 2003	2002 to 2003

Revenue	$158,181	$129,104	$308,744	$249,234	22.5%	23.9%
Cost of revenue	29,496	22,816	58,321	43,510	29.3	34.0

Gross margin	128,685	106,288	250,423	205,724	21.1	21.7
Operating expenses	105,200	87,518	210,837	173,934	20.2	21.2

Operating income	$ 23,485	$ 18,770	$ 39,586	$ 31,790	25.1	24.5
Gross margin percentage	81.4%	82.3%	81.1%	82.5%
Operating margin percentage	14.8%	14.5%	12.8%	12.8%
Net income	$ 18,158	$ 13,739	$ 30,549	$ 23,650	32.2%	29.2%

Basic net income per share	$0.20	$0.16	$0.34	$0.27

Diluted net income per share	$0.20	$0.15	$0.33	$0.16

Revenue for the quarter ended August 31, 2003 was $158.2 million, a 23% increase from revenue of $129.1 million for the same quarter last year. Pretax income for the quarter ended August 31, 2003 was $24.9 million, compared to pretax income of $20.2 million in the same quarter last year. Net income for the current quarter was $18.2 million, compared to net income of $13.7 million for the same quarter last year. Diluted net income per share was $0.20 for the current quarter, compared to diluted net income per share of $0.15 for the same quarter last year. Basic net income per share was $0.20 and $0.16 for the quarters ended August 31, 2003 and August 31, 2002, respectively.

Revenue for the six months ended August 31, 2003 was $308.7 million, a 24% increase from revenue of $249.2 million for the same period last year. Pretax income for the six months ended August 31, 2003 was $41.8 million, compared to pretax income of $34.8 million in the same period last year. Net income for the current six-month period was $30.5 million, compared to net income of $23.7 million for the same period last year. Diluted net income per share was $0.33 for the current six-month period, compared to diluted net income per share of $0.26 for the same period last year. Basic net income per share was $0.34 and $0.27 for the six-month periods ended August 31, 2003 and August 31, 2002, respectively.

We believe the improvement in operating performance in the three and six months ended August 31, 2003 as compared to the same period in the previous year reflects the strength of our business model which is designed to fully engage the enterprise customer and the strength of our product offerings and strong sales force execution in a tough economic environment.

To enhance our CPM solution, during the fourth quarter of fiscal 2003 we acquired Adaytum. Adaytum has been integrated into our operations for the quarter and six months ended August 31, 2003 and therefore our results include the revenue and expenses related to Adaytum for the full quarter and six-month periods. Comparatively, the results for the three and six months ended August 31, 2002 reflect operations prior to this acquisition. To that extent, our operations for the three and six months ended August 31, 2003 are not identical to the operations for the comparative periods ended August 31, 2002. As the integration of Adaytum is essentially complete we are not separately tracking the operations of Adaytum. Therefore it is not practical to report separately on the effect of the acquisition on our revenues, cost of revenues, or operating expenses.

Gross margin for the three months ended August 31, 2003 was $128.7 million, an increase of 21% over gross margin of $106.3 million for the same quarter last year. Gross margin percentage for the quarter ended August 31, 2003 was 81% as compared to 82% for the comparative quarter of the previous fiscal year. Gross margin for the six months ended August 31, 2003 was $250.4 million, an increase of 22% over gross margin of $205.7 million for the same period last year. Gross margin percentage for the six months ended August 31, 2003 was 81% as compared to 83% for the comparative period of the previous fiscal year.

Total operating expenses for the quarter ended August 31, 2003 were $105.2 million, a 20% increase from operating expenses of $87.5 million for the same quarter last year. The operating margin for the quarter ended August 31, 2003 was 15%, consistent with the operating margin for the same quarter in the previous fiscal year. Total operating expenses for the six months ended August 31, 2003 were $210.8 million, a 21% increase from operating expenses of $173.9 million for the same period last year. The operating margin for the six months ended August 31, 2003 was 13% which is consistent with the same period in the previous fiscal year.

We operate internationally, with a substantial portion of our business conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations improved the overall revenue growth by approximately five and seven percentage points for the three and six months ended August 31, 2003 respectively. The effect of foreign exchange rate fluctuations increased the growth in the total of cost of revenue and operating expenses by seven and eight percentage points for the three and six months ended August 31, 2003, respectively. In response to a stronger Canadian dollar, we put in place an initiative to curtail certain discretionary costs for the quarter ended August 31, 2003 in an effort to minimize the impact on cost of revenue and operating expenses. We intend to continue to manage our costs closely, but we will increase our spending in other strategic areas. Specifically, for the quarter ending November 30, 2003 we are planning to increase our marketing spending in conjunction with the formal launch of Cognos ReportNet.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue				Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%	22.5%	23.9%

Cost of revenue	18.6	17.7	18.9	17.5	29.3	34.0

Gross margin	81.4	82.3	81.1	82.5	21.1	21.7

Operating expenses
Selling, general, and
administrative	51.6	52.5	52.5	53.6	20.4	21.3
Research and development	13.8	14.7	14.6	15.5	14.1	16.2
Amortization of intangible
assets	1.2	0.6	1.2	0.6	164.3	138.6

Total operating expenses	66.6	67.8	68.3	69.7	20.2	21.2

Operating income	14.8	14.5	12.8	12.8	25.1	24.5
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)	(16.8)	40.7
Interest income	1.0	1.2	0.8	1.3	(4.7)	(19.7)

Income before taxes	15.7	15.6	13.5	14.0	23.1	20.3
Income tax provision	4.2	5.0	3.6	4.5	3.9	1.5

Net income	11.5%	10.6%	9.9%	9.5%	32.2%	29.2%

REVENUE

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Business intelligence	$150,143	$120,576	$293,827	$232,174	24.5%	26.6%
Application development tools	8,038	8,528	14,917	17,060	(5.7)	(12.6)

Revenue	$158,181	$129,104	$308,744	$249,234	22.5	23.9

Our total revenue was $158.2 million for the quarter ended August 31, 2003, an increase of $29.1 million or 23%, compared to the quarter ended August 31, 2002. Our total revenue was $308.7 million for the six months ended August 31, 2003, an increase of $59.5 million or 24%, compared to the six months ended August 31, 2002.

Our total revenue was derived primarily from our suite of business intelligence products, principally Web versions of PowerPlay® and Impromptu®. Contributing to a lesser extent were Cognos Enterprise Planning Series (formerly Adaytum Enterprise Planning), Cognos ReportNet, DecisionStream™, Cognos Visualizer, and Cognos Metrics Manager. Revenue growth rates for the three and six months ended August 31, 2003 were positively impacted by the favorable impact of exchange rates (principally European exchange rates) relative to the US dollar.

During the six months ended August 31, 2003 we released Cognos Series 7 Version 2, which builds on the end-to-end business intelligence value of Cognos Series 7. Cognos Series 7 is a fully integrated enterprise business intelligence solution. In September 2003 we launched Cognos ReportNet, a Web-based enterprise query and reporting solution. ReportNet offers a web-based report and query authoring environment which allows users to create, modify, and distribute reports across a global enterprise. ReportNet can be integrated into any environment due to its web services based architecture, delivers enterprise scalability, runs reports in multiple languages and allows for flexible report presentation. ReportNet was officially launched in September, however it was available for sale during the three and six months ended August 31, 2003.

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

Total revenue (license, support, and services revenue) derived from our business intelligence products was $150.1 million in the quarter ended August 31, 2003, an increase of $29.6 million or 25% and was $293.8 million for the six months ended August 31, 2003, an increase of $61.7 million or 27% when compared to the corresponding periods in the prior fiscal year. Total revenue from these business intelligence products was 95% and 93% of total revenue for the quarters ended August 31, 2003 and August 31, 2002, respectively. On a year-to-date basis we derived 95% of revenue from these products, compared to 93% in the corresponding period last year.

Total revenue (license, support, and services revenue) from our application development tools, PowerHouse® and Axiant®, was $8.0 million for the quarter ended August 31, 2003, a decrease of $0.5 million or 6% and was $14.9 million for the six months ended August 31, 2003, a decrease of $2.1 million or 13% compared to the corresponding periods in the prior fiscal year. The trend of decreasing application development tools revenue has been experienced since fiscal 2000 and we believe that, in both the short and long-term, revenues from these products will continue to decline.

The overall change in total revenue from our three revenue categories in the quarter ended August 31, 2003 from August 31, 2002 was as follows: a 13% increase in product license revenue, a 29% increase in product support revenue, and an 30% increase in services revenue. The change for the same categories for the six months was as follows: 14%, 31%, and 30%, respectively.

The following table sets out, for each fiscal year indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal year.

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

North America	$ 96,168	$ 80,768	$186,285	$159,681	19.1%	16.7%
Europe	47,459	39,255	94,502	72,972	20.9	29.5
Asia/Pacific	14,554	9,081	27,957	16,581	60.3	68.6

Revenue	$158,181	$129,104	$308,744	$249,234	22.5	23.9

In the quarter ended August 31, 2003 the percentage of revenue from our three geographic regions, North America (includes Latin America), Europe (consisting of UK and Continental Europe), and Asia/Pacific (consisting of Australia and countries in the Far East) was 61%, 30%, and 9%, respectively as compared to 63%, 30%, and 7%, respectively for the comparative quarter ended August 31, 2002. On a year-to-date basis for the same geographic regions the percentage of revenue was 60%, 31%, and 9% and 64%, 29%, and 7%, for the periods ended August 31, 2003 and August 31, 2002, respectively. During the quarter ended August 31, 2003 revenue from North America increased 19%, revenue from Europe increased 21%, and revenue from Asia/Pacific increased by 60%. The growth for the same categories for the six months was as follows: 17%, 30%, and 69%, respectively.

Our growth rate in Asia/Pacific for the three and six months ended August 31, 2003 reflects the growth in Japan and the Australia/New Zealand region during the quarter. Our growth rate in Europe for the quarter reflects growth in the UK as well as Germany. Growth rates in both Asia/Pacific and Europe were partially impacted by favorable exchange rates relative to the US dollar.

Product License Revenue

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Product license revenue	$62,234	$55,039	$120,035	$104,874	13.1%	14.5%
Percentage of total revenue	39.3%	42.6%	38.9%	42.1%

Product license revenue was $62.2 million in the quarter ended August 31, 2003, an increase of $7.2 million or 13%, and was $120.0 million for the six months ended August 31, 2003, an increase of $15.2 million or 14% compared to the corresponding periods in the prior fiscal year. The increase in product license revenue during the three and six months ended August 31, 2003 as compared to the same period in the prior year reflects the strength of our business model, our product offerings, and strong sales execution in what has been a challenging market. Customer purchasing patterns remain challenging in the current economic environment, however we believe that the long-term prospects for the business intelligence market are promising. Revenue growth rates during for the three and six months ended August 31, 2003 were positively affected by the favorable impact of exchange rates (principally European exchange rates), relative to the US dollar. Product license revenue accounted for 39% of total revenue in the three months ended August 31, 2003 compared to 43% for the corresponding quarter in the prior fiscal year, and accounted for 39% of revenue in the six months ended August 31, 2003 compared to 42% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $59.9 million for the quarter ended August 31, 2003, an increase of $6.9 million or 13%, and was $116.5 million for the six months ended August 31, 2003, an increase of $15.6 million or 15% compared to the corresponding periods in the prior fiscal year. Product license revenue from business intelligence products accounted for 96% of total product license revenue for both the quarters ended August 31, 2003 and 2002. On a year-to-date basis, we derived 97% and 96% of total product license revenue from these products for the current and prior period last year, respectively.

Product license revenue from application development tools was $2.4 million for the quarter ended August 31, 2003, an increase of $0.3 million or 16% and was $3.5 million for the six months ended August 31, 2003, a decrease of $0.4 million or 11% compared to the corresponding periods in the prior fiscal year. We believe the increase in application development tool license revenue for the quarter ended August 31, 2003 to be an isolated occurrence. We have experienced a general decline in our application development tool revenue since fiscal 2000 and we believe in both the short and long term, the trend of decreasing product license revenue from these products will continue.

Product Support Revenue

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Product support revenue	$66,162	$51,237	$130,289	$99,416	29.1%	31.1%
Percentage of total revenue	41.8%	39.7%	42.2%	39.9%

Product support revenue was $66.2 million in the quarter ended August 31, 2003, an increase of $14.9 million or 29% and was $130.3 million in the six months ended August 31, 2003, an increase of $30.9 million or 31% compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts was the result of the positive rate of renewal of support contracts and the expansion of our customer base.

Product support revenue accounted for 42% and 40% of our total revenue in the quarters ended August 31, 2003 and 2002, respectively and was 42% of total revenue in the six months ended August 31, 2003 compared to 40% in the corresponding period of the prior year. As a result of the continued expansion of our customer base and the positive rate of renewal from our customers we are experiencing a trend of product support revenue increasing as a percentage of our total revenue.

Product support revenue from the business intelligence products comprised 92% and 88% of the product support revenue for the quarters ended August 31, 2003 and 2002, respectively and comprised 91% and 87% of total product support revenue for the six months ended August 31, 2003 and August 31, 2003, respectively. Support revenue from the business intelligence products increased by 35% in the quarter ended August 31, 2003, and support revenue from the application development tools decreased by 11%, compared to the corresponding quarter in the prior fiscal year. For the six months ended August 31, 2003, total support revenue from the business intelligence products increased by 37%, whereas total support revenue from the application development tools decreased by 12% compared to the corresponding period in the prior year.

Services Revenue

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Services revenue	$29,785	$22,828	$58,420	$44,944	30.5%	30.0%
Percentage of total revenue	18.8%	17.7%	18.9%	18.0%

Services revenue (training, consulting, and other revenue) was $29.8 million in the quarter ended August 31, 2003, an increase of $7.0 million or 30%, and was $58.4 million in the six months ended August 31, 2003, an increase of $13.5 million or 30% compared to the corresponding periods in the prior fiscal year. Services revenue accounted for 19% of our total revenue for both the three and six months ended August 31, 2003, compared to 18% for both of the corresponding periods in the prior fiscal year.

In the quarter ended August 31, 2003, services revenue associated with the business intelligence products contributed $29.7 million, an increase of $7.0 million or 31%, and contributed $58.1 million, an increase of $13.7 million or 31% in the six months ended August 31, 2003 compared to the corresponding periods in the prior fiscal year. The increase was primarily attributable to an increase in consulting revenue and to a lesser extent education revenue. Customer purchasing patterns remain challenging in the current economic environment, however we believe that the long-term prospects for the business intelligence market are promising. Service revenue associated with business intelligence products contributed nearly 100% of the total services revenue for both the quarter and six months ended August 31, 2003 and contributed 99% for the quarter and six months ended August 31, 2002. Total services revenue associated with our application development tools for the quarter was immaterial for the quarter ended August 31, 2003, a $0.1 million decrease from the corresponding period in the prior fiscal year. Services revenue from application development tools for the six months ended August 31, 2003 was $0.3 million a $0.2 million decrease from the same period last year.

COST OF REVENUE

Cost of Product License

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Cost of product license	$1,106	$714	$2,217	$1,448	54.9%	53.1%
Percentage of license revenue	1.8%	1.3%	1.8%	1.4%

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $1.1 million, an increase of $0.4 million or 55% in the quarter ended August 31, 2003, and was $2.2 million, an increase of $0.8 million or 53% in the six months ended August 31, 2003 compared to the corresponding periods in the prior fiscal year. These costs represented 2% of product license revenue for the three and six months ended August 31, 2003, as compared to 1% of product license revenue for both comparative periods in the prior fiscal year. The increase in these costs for both the three and six months ended August 31, 2003 was the result of increases in royalties and materials and distribution costs.

Cost of Product Support

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Cost of product support	$6,887	$5,029	$13,742	$9,442	36.9%	45.5%
Percentage of support revenue	10.4%	9.8%	10.5%	9.5%

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $6.9 million, an increase of $1.9 million or 37% in the quarter ended August 31, 2003, and was $13.7 million, an increase of $4.3 million or 46% in the six months ended August 31, 2003 compared to the corresponding periods in the prior fiscal year.

The cost of product support represented 10% and 11% of total product support revenue for the three and six months ended August 31, 2003 as compared to 10% for both of the corresponding periods in prior fiscal year. The increase in the cost of product support is the result of increases in telesupport and websupport costs as we brought in additional staffing as part of a plan to enhance our customer service through the web and telephonic support systems through the second half of fiscal 2003 as well as the first quarter of fiscal 2004. The average number of employees within the support organization increased 20% and 22% in the three and six months ended August 31, 2003. Contributing further to the increase was the integration of the Adaytum staff into our support organization. Cost of product support was also increased by the unfavorable impact of Canadian exchange rates relative to the US dollar.

Cost of Services

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Cost of services	$21,503	$17,073	$42,362	$32,620	25.9%	29.9%
Percentage of services revenue	72.2%	74.8%	72.5%	72.6%

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products.

The cost of services was $21.5 million, an increase of $4.4 million or 26% in the quarter ended August 31, 2003 and was $42.4 million, an increase of $9.7 million or 30% in the six months ended August 31, 2003 compared to the corresponding period in the prior fiscal year. The cost of services represented 72% and 73% of services revenue for the three and six months ended August 31, 2003, respectively as compared to 75% and 73% for the corresponding periods in prior fiscal year. The increase in cost of services is the result of increases in compensation related costs and increases in costs for services purchased externally. Exchange rate fluctuations had minimal impact on cost of services during the quarter and six months ended August 31, 2003 as these services are largely provided in the US.

OPERATING EXPENSES

Selling, General, and Administrative

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Selling, general, and administrative	$81,578	$67,767	$162,014	$133,608	20.4%	21.3%
Percentage of total revenue	51.6%	52.5%	52.5%	53.6%

Selling, general, and administrative (SG&A) expenses were $81.6 million, an increase of $13.8 million or 20% in the quarter ended August 31, 2003, and were $162.0 million, an increase of $28.4 million or 21% in the six months ended August 31, 2003 compared to the corresponding periods in the prior fiscal year. These costs remained relatively consistent as a percentage of revenue, representing 52% for both the three and six months ended August 31, 2002 respectively compared to 52% and 54% for the corresponding periods in the prior fiscal year.

The increase in these expenses in the three and six months ended August 31, 2003 was predominantly the result of increases in staff related costs resulting from increases in staffing levels due to both new hires and the integration of Adaytum selling, general, and administration staff. Selling, general, and administrative expenses were also unfavorably impacted by the effect of Canadian dollar exchange rates relative to the US dollar. Contributing to the increase for both the quarter and six months ended August 31, 2003, but to a lesser extent, were increases in marketing and travel and living costs. The average number of employees within selling, general, and administrative increased by 15% and 16% in the three and six months ended August 31, 2003, respectively when compared to the corresponding periods in the prior fiscal year.

Research and Development

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Research and development	$21,714	$19,029	$45,008	$38,727	14.1%	16.2%
Percentage of total revenue	13.7%	14.7%	14.6%	15.5%

Research and development (R&D) costs were $21.7 million, an increase of $2.7 million or 14% in the quarter ended August 31, 2003, and were $45.0 million and increase of $6.3 million or 16% for the six months ended August 31, 2003 compared to the corresponding periods in the prior fiscal year. The increase for the quarter and six months ended August 31, 2003 was predominantly the result of increases in staff related costs and the unfavorable impact of Canadian exchange rates relative to the US dollar. These increases were partially offset by a decrease in services purchased externally as certain projects were completed during the six-month period ended August 31, 2003. R&D costs were 14% and 15% of revenue for the three and six months ended August 31, 2003 respectively as compared to 15% and 16% of revenue for the corresponding periods in the prior year. The average number of employees within R&D increased 10% and 9% for the three and six months ended August 31, 2003, respectively when compared to the corresponding periods of the prior year.

During the quarter ended August 31, 2003, we continued to invest in R&D activities for our next generation of business intelligence solutions which are the foundation of our CPM vision. In September 2003 we formally launched Cognos ReportNet, a Web-based enterprise query and reporting solution. Cognos ReportNet delivers production reports such as invoices, statements, and statutory reports as well as ad hoc query, managed reports, and the broad range of business reports all from a single architecture. ReportNet offers a web-based report and query authoring environment which allows users to create, modify, and distribute reports across a global enterprise. ReportNet can be integrated into any environment due to its web services based architecture, delivers enterprise scalability, runs reports in multiple languages and allows for flexible report presentation. Although formally launched in September, ReportNet was available for sale on a limited basis within the first and second quarters of fiscal 2004. During the quarter ended August 31, 2003 we strengthened our enterprise scorecarding solution with the release of Cognos Metrics Manager Version 2. Cognos Metrics Manager enables organizations to manage performance by mapping strategy to execution through metrics. Cognos Metrics Manager Version 2 includes flexible and scaleable customer-driven functions and further integrates Cognos Analytical Applications, Cognos Enterprise Planning Series, and Cognos Series 7 Version 2. We also continued to invest in our Analytic Application packages with the release of Cognos Production Analysis. Cognos Production Analysis expands our Supply Chain Analytics solution by providing analytics tailored to meet information needs in discrete and repetitive manufacturing environments including: work order material usage and cost analysis, time–to-delivery analysis, quality and yield analysis, and organization effectiveness.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the three and six months ended August 31, 2003 and August 31, 2002. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Intangible Assets

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Amortization of intangible assets	$1,908	$722	$3,815	$1,599	164.3%	138.6%

Amortization of intangible assets was $1.9 million, an increase of $1.2 million or 164% for the quarter ended August 31, 2003 and was $3.8 million, an increase of $2.2 million or 139% for the six months ended August 31, 2003 compared to the corresponding period in the prior year. The increase in these expenses in the three and six months ended August 31, 2003 was due to the amortization of acquired technology and contractual relationships as a result of the acquisition of Adaytum during the fourth quarter of fiscal 2003.

Interest Income and Expense

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003		Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Net interest income	$1,389	$1,434	$2,262	$2,989	(3	.1)%	(24	.3)%

Net interest income was $1.4 million, an immaterial decrease or 3% in the quarter ended August 31, 2003 and was $2.3 million, a decrease of $0.7 million or 24% in the six months ended August 31, 2003 compared to the corresponding period in the prior fiscal year. The decrease during the six months ended August 31, 2003 was primarily attributable to a decrease in the average portfolio size. The average portfolio size decreased as compared the same period in the prior fiscal year as a result of the acquisition of Adaytum for $157.1 million of cash consideration during the fourth quarter of fiscal 2003. Contributing to this decrease in interest income, but to a lesser extent, was a decrease in average effective interest rates as compared to the same period in the prior fiscal year. Partially offsetting this decrease was the receipt of interest on investment tax credits pertaining to prior years.

Income Tax Provision

					Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2002 to 2003	Six months ended August 31, 2002 to 2003

($000s)	2003	2002	2003	2002

Tax expense	$6,716	$6,465	$11,299	$11,129	3.9%	1.5%
Effective tax rate	27.0%	32.0%	27.0%	32.0%

Our tax rate is affected by the relative profitability of our operations in various geographic regions. In the three and six months ended August 31, 2003 we recorded an income tax provision of $6.7 million and $11.3 million, respectively, representing an effective income tax rate of 27%. Comparatively, in the three and six months ended August 31, 2002 we recorded an income tax provision of $6.5 million and $11.1 million, respectively representing an effective income tax rate of 32%. The decrease in effective tax rate reflects the expected geographical mix of our earnings throughout the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at August 31, 2003	As at February 28, 2003	Percentage Change

Cash, cash equivalents, and short-term investments	$284,442	$ 242,258	17.4%
Working capital	186,121	128,864	44.4
Long-term liabilities	--	(1,647)	(100.0)

($000s)	Six months ended August 31, 2003		Percentage Change Six months ended May 31, 2003

	2003	2002	2002 to 2003

Net cash provided by (used in):
Operating activities	$ 32,252	$ 33,469	(3.6)%
Investing activities	(28,643)	72,969	(139.3)
Financing activities	15,848	(10,520)	(250.6)

	As at August 31, 2003	As at August 31, 2002

Days sales outstanding (DSO)	62	59

Cash, Cash Equivalents, and Short-term Investments

As of August 31, 2003, we held $284.4 million in cash, cash equivalents, and short-term investments, an increase of $42.2 million from February 28, 2003. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

Working Capital

Working capital represents our current assets less our current liabilities. As of August 31, 2003, working capital was $186.1 million, an increase of $57.3 million from February 28, 2003. The increase can be attributed to higher levels of cash and cash equivalents, and short-term investments and lower levels of accounts payable, accruals, and salaries, commissions, and related items, and deferred revenue. Partially offsetting this increase were decreases in accounts receivable.

Days sales outstanding (DSO) was 62 days at August 31, 2003 as compared to 59 days as at August 31, 2002. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at August 31, 2003, we had no long-term liabilities, a decrease of $1.6 million from February 28, 2003. The decrease was the result of movement from long-term classification to short-term classification of a payment due during the first quarter of fiscal 2004 relating to a patent litigation settlement agreement finalized in May 2002. All remaining payments under the settlement are now current.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the six months ended August 31, 2003 was $32.3 million, a decrease of $1.2 million compared to the comparative period last year. Although net income increased during the six months ended August 31, 2003 compared to the same period last year, this increase was offset by higher working capital primarily driven by greater changes in deferred revenue balances and larger payments of salaries, commissions, and related items, as compared to the same period last year.

Cash Provided by (Used In) Investing Activities

Cash used in investing activities was $28.6 million for six months ended August 31, 2003, an increase in investment of $101.6 million compared to the comparative period in the prior fiscal year. During the six months ended August 31, 2003 we increased our net investment in short-term investments from the comparative quarter in the prior fiscal year. In the six months ended August 31, 2003, purchases of short-term investments, net of maturities, were $16.2 million. In comparison during the six months ended August 31, 2002, our proceeds on maturity of short-term investments were in excess of investments in short-term investments by $80.7 million.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $15.8 million for the six months ended August 31, 2003, compared to a use of cash in financing activities of $10.5 million during the comparative period of the prior fiscal year. We issued 1,226,000 common shares, valued at $18.1 million, during the six months ended August 31, 2003, compared to the issue of 429,000 shares valued at $5.7 million during the corresponding period in the prior fiscal year. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors. Financing activities for the six-month period ended August 31, 2003 did not include the repurchase of shares in the open market. Comparatively we repurchased 568,000 shares at a value of $13.1 million in the corresponding period in the prior fiscal year.

In October 2002, we adopted a program that enables us to purchase up to 4,398,820 common shares (not more than 5% of those issued and outstanding) between October 9, 2002 and October 8, 2003. Purchases were made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. This program did not commit us to make any share repurchases. All repurchased shares were cancelled. The share repurchases in the six-month period ended August 31, 2002 included shares purchased as part of an open market share repurchase program, as well as shares purchased under our secondary offering of common shares.

In October 2003, we adopted a program that enables us to purchase up to 4,468,639 common shares (not more than 5% of those issued and outstanding) between October 9, 2003 and October 8, 2004. Purchases will be made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares will be cancelled.

Contracts and Commitments

We have arranged an unsecured credit facility. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $12.5 million (U.S.$9.0 million), subject to certain covenants. As of August 31, 2003 and 2002, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. As a result, the exchange gains or losses recorded on translation of the subsidiaries financial statements are partially offset by gains and losses attributable to the applicable foreign exchange forward contract. Realized and unrealized gains and losses from effective hedges are not included in income but are shown in the cumulative translation adjustment account included in other comprehensive income. Typically the forward contracts are between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. We enter into these foreign exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of August 31, 2003, we had foreign exchange forward contracts, with maturity dates on or before November 26, 2003, to exchange various foreign currencies in the amount of $21.9 million.

As consideration for the patent litigation settlement agreement with Business Objects we agreed to pay the sum of $24.0 million. During the six months ended August 31, 2003, $3.5 million was paid, and $1.8 million will be paid every quarter for the next three quarters. The remaining principal amount is recorded in accrued charges.

In connection with the acquisition of Adaytum, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for abandoning leased premises of Adaytum and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. During the six months ended August 31, 2003 the total cash payments made in relation to the accrual were $3.5 million, and cash payments remaining at August 31, 2003 were $4.1 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions, and related items and is expected to be paid during fiscal 2004.

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

We rely predominantly on revenue from our business intelligence products. Although we have experienced revenue growth with respect to our business intelligence products over the past few fiscal years, we cannot provide assurance that revenue from these products will continue to grow. Revenue associated with these products may, in the future, stop growing or decline. In addition, our growth rate may be adversely affected by global economic conditions generally, and economic conditions in Canada, the U.S. or Europe, in particular. Our growth rate in revenue may also be affected by external economic factors such as currency fluctuations.

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

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern to continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the following fiscal year. In addition, in each quarter we typically close a larger percentage of sales transactions near the end of that quarter. Because our quarterly and annual operating results may be significantly affected by large, enterprise-wide sales, our inability to close one or more such sales before the end of the applicable period may adversely affect our operating results. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the price of our common shares may fall. Our quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

•	our ability to achieve and maintain revenue growth or to anticipate a decline in revenue from any of our products;

•	the impact of global economic conditions on our sales cycle;

•	our ability to obtain and close sales, particularly large enterprise transactions;

•	changes in product mix and our ability to anticipate changes in shipment patterns;

•	our ability to identify and develop new technologies and to incorporate those technologies into new products;

•	our ability to select appropriate business models and strategies;

•	our ability to position ourselves to achieve growth;

•	our ability to identify, hire, train, motivate, and retain highly qualified personnel, and to achieve targeted productivity levels;

•	our ability to identify, develop, introduce, and deliver in a timely manner new products and enhanced versions of our existing products which anticipate market demand and address customer needs;

•	market acceptance of business intelligence software and of new products and enhanced versions of our existing products;

•	our ability to establish and maintain a competitive advantage;

•	changes in our pricing policies or those of our competitors and other competitive pressures on selling prices;

•	size, timing, and execution of customer orders and shipments, including delays, deferrals, or cancellations of customer orders;

•	number, timing, and significance of product enhancements and new product and technology announcements by us or by our competitors;

•	our reliance on third-party distribution channels as part of our sales and marketing strategy;

•	the timing and provisions of pricing protections and exchange from our distributors;

•	changes in foreign currency exchange rates; and

•	our ability to enforce our intellectual property rights.

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

Our sales and marketing strategy includes multi-tiered channels of third-party distributors, resellers, and original equipment manufacturers (OEMs). We have developed a number of these relationships and intend to continue to develop new ones. Our inability to attract effective third-party distributors or their inability to penetrate their respective market segments, or the loss of any of our third-party distributors as a result of competitive products offered by other companies, or products developed internally by them or otherwise, could harm our ability to maintain and expand our customer base. In addition, if a third-party distributor fails to install our product successfully, we could lose existing and potential customers. If these events were to occur, our business could grow more slowly than forecasted, or not at all, or we could incur additional, unanticipated expenses.

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

During these long sales and implementation cycles, events may occur that affect the size or timing of the order or even cause it to be cancelled. For example:

•	purchasing decisions may be postponed, or large purchases reduced, during periods of economic uncertainty;

•	we or our competitors may announce or introduce new products; or

•	the customer's own budget and purchasing priorities may change.

If these events were to occur, sales of our products may be cancelled or delayed, which would reduce our revenues.

Our sales forecasts may not consistently correlate to revenues in a particular quarter.

We forecast sales and trends in our business using a common industry practice known as the “pipeline” system. Under this system, information relating to sales prospects, the anticipated date when a sale will be completed and the potential dollar amount of the sale are tracked and analyzed to provide a “pipeline” of future business and serve as guidance for our business budgeting and planning. These pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter as a result of, among other things, the events identified in the preceding risk factors, as well as the subjective nature of the information itself. The occurrence of any of these events could result in a reduction of the conversion rate of the pipeline into contracts resulting in lower than projected revenue in a particular quarter.

If we do not protect our intellectual property, our products may lose any competitive advantage, and even if weare successful, protecting our intellectual property could be time consuming and expensive.

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

Intellectual property claims brought against us could be time consuming and costly to defend, and if we are unsuccessful, our ability to sell products incorporating the disputed intellectual property could be limited orwe may have to pay license fees, royalties, or damages.

We may become increasingly subject to claims by third parties that our technology infringes their property rights due to the growth of software products in our target markets and the overlap in functionality of these products. Regardless of their merit, any such claims could:

•	be time consuming;

•	be expensive to defend;

•	divert management's attention and focus away from the business;

•	cause product shipment delays; and

•	require us to enter into costly royalty or licensing agreements or to stop using such technology.

The loss of our rights to use software currently licensed to us by third parties could significantly increase our operating expenses by forcing us to seek alternative technology and adversely affect our ability to compete.

We license certain technologies used in our products from third parties, generally on a non-exclusive basis. The termination of any of these licenses, or the failure of the licensors to adequately maintain or update their products, could delay our ability to ship our products while we seek to implement alternative technology offered by other sources. In addition, alternative technology may not be available on commercially reasonable terms. In the future, it may be necessary or desirable to obtain other third-party technology licenses relating to one or more of our products, or relating to current or future technologies, to enhance our product offerings. We cannot provide assurance that we will be able to obtain licensing rights to the needed technology on commercially reasonable terms, if at all.

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

In the past we have made acquisitions of products and businesses and in fiscal 2003 we acquired privately held Adaytum, Inc. In the future, we may engage in additional acquisitions of other products or businesses that we believe are complementary to ours. We cannot provide assurance that we will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition, or successfully integrate any acquired product or business into our operations. Further, acquisitions may involve a number of other risks, including:

•	diversion of management's attention;

•	disruption to our ongoing business;

•	failure to retain key acquired personnel;

•	difficulties in assimilating acquired operations, technologies, products, or personnel;

•	unanticipated expenses, events, or circumstances;

•	assumption of disclosed and undisclosed liabilities; and

•	the risk that we will not be able to value the acquired in-process research and development, or an entire acquired business, appropriately.

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

We depend on the services of our key technical and management personnel. The loss of the services of any of these persons could have a material adverse effect on our business, results of operations, and financial condition. Our success is highly dependent on our continuing ability to identify, hire, train, motivate, and retain highly qualified management, technical, sales, and marketing personnel. Competition for such personnel can be intense, and we cannot provide assurance that we will be able to attract, assimilate, or retain highly qualified technical and managerial personnel in the future. Our inability to attract and retain the necessary management, technical, sales, and marketing personnel may adversely affect our future growth and profitability.

We may have exposure to additional tax liabilities.

As an entity which operates globally, we calculate our income tax liabilities in each of the jurisdictions in which we conduct business. As is common in companies with a global presence, we have used prudent tax planning strategies. Tax planning strategies by their nature involve complicated transactions. Those transactions are subject to review or audit by taxation authorities and the ultimate tax outcome bears a measure of uncertainty. We must therefore make estimates and judgments and it may take a considerable period for the ultimate tax outcome to be known. Although we believe our estimates are reasonable, the ultimate tax outcome could differ materially from the amounts recorded in our financial statements. These differences could have a material effect on our financial position and our net income.

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

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. Some of our competitors have been in the software business longer than we have and have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. We expect our existing competitors and future competitors to continue to improve the performance of their current products and to introduce new products or new technologies. In addition, the business intelligence market may undergo a transformation as a result of the entry into this market by some of the large software companies through acquisition of business intelligence software vendors, and the consolidation of other vendors. New product introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

If we do not respond effectively and on a timely basis to rapid technological change, our products and services may become obsolete and we could lose customers.

The markets for our products are characterized by:

•	rapid and significant technological change;

•	frequent new product introductions and enhancements;

•	changing customer demands; and

•	evolving industry standards.

We cannot provide assurance that our products and services will remain competitive in light of future technological change or respond to market demands and developments or new industry standards. If we are unable to identify a shift in market demand or industry standards quickly enough, we may not be able to develop products to meet those new demands or standards, or bring them to market in a timely way. In addition, failure to respond successfully to technological change may render our products and services obsolete and thus harm our ability to attract and retain customers.

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

New Accounting Pronouncements could require us to change the way in which we account for employee stock options, which would result in a reduction of our net income and earnings per share.

The FASB and other financial accounting standard-setting bodies internationally are currently addressing issues related to stock-based payments, and alternative methods of valuing those payments. The goal of these activities is to develop one set of international accounting pronouncements for share-based payments. If those accounting pronouncements require, or if we elect to use, a method which requires us to expense the fair value of stock-options we would report increased expenses in our income statement, and a reduction of our net income and earnings per share. The impact of applying a fair value method is disclosed in Note 3 of the Condensed Notes to the Consolidated Financial Statements.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and six months ending August 31, 2003, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the euro, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of August 31, 2003, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

As we operate internationally, a substantial portion of our business is also conducted in foreign currencies other than the U.S. dollar. Accordingly, our results are affected, and may be affected in the future, by exchange rate fluctuations of the United States dollar relative to the Canadian dollar, various European currencies, and, to a lesser extent, other foreign currencies. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. The resulting gains and losses from this translation are included in net income. We cannot predict the effect of foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations, and financial condition.

Item 4.	Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)	Changes in internal control over financial reporting.

There has been no significant change in our internal control over financial reporting during the quarter ended August 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits
	31.1	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act and 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
	32.2	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act and 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
	99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles
	99.2	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b)	Reports on Form 8-K

The Corporation filed a Form 8-K on June 19, 2003 pursuant to Items 7 and 12, Financial Statements and Exhibits and Disclosure of Results of Operations and Financial Condition, respectively. This Form 8-K related to the release of the Corporation’s results for the first quarter of fiscal 2004 ended May 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

October 10, 2003	/s/ Tom Manley

Date	Tom Manley
Senior Vice President, Finance &
Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting
Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.1	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52

31.2	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53

32.1	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act and 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	54

32.2	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act and 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	55

99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles	56-66

99.2	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement	67-68