Form 10-Q
period 2003-11-30
COGNOS INC
filed 2004-01-09
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _________ To ________

Commission File Number 0-16006

COGNOS INCORPORATED
(Exact Name Of Registrant As Specified In Its Charter)

CANADA	98-0119485
(State Or Other Jurisdiction Of	(IRS Employer Identification No.)
Incorporation Or Organization)

3755 Riverside Drive, P.O. Box 9707, Station T, Ottawa, Ontario, Canada (Address Of Principal Executive Offices)	K1G 4K9 (Zip Code )

(613) 738-1440
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X       NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES   X      NO

The number of shares outstanding of the registrant’s only class of Common Stock as of December 31, 2003, was 89,936,059.

COGNOS INCORPORATED

INDEX

		PAGE
PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Financial Statements
	Consolidated Statements of Income for the three and nine months
	ended November 30, 2003 and November 30, 2002	3
	Consolidated Balance Sheets as of November 30, 2003
	and February 28, 2003	4
	Consolidated Statements of Cash Flows for the three and nine months
	ended November 30, 2003 and November 30, 2002	5
	Condensed Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	49
Item 4.	Controls and Procedures	50

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 6.	Exhibits and Reports on Form 8-K	51
Signature		52

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended November 30		Nine months ended November 30

	2003	2002	2003	2002

Revenue
Product license	$ 72,551	$ 62,223	$ 192,586	$ 167,097
Product support	68,676	52,853	198,965	152,269
Services	31,000	22,998	89,420	67,942

Total revenue	172,227	138,074	480,971	387,308

Cost of revenue
Cost of product license	1,121	722	3,338	2,170
Cost of product support	7,051	5,240	20,793	14,682
Cost of services	22,924	17,599	65,286	50,219

Total cost of revenue	31,096	23,561	89,417	67,071

Gross margin	141,131	114,513	391,554	320,237

Operating expenses
Selling, general, and administrative	86,185	67,492	248,199	201,100
Research and development	22,265	18,264	67,273	56,991
Amortization of intangible assets	1,890	759	5,705	2,358

Total operating expenses	110,340	86,515	321,177	260,449

Operating income	30,791	27,998	70,377	59,788
Interest expense	(552)	(211)	(877)	(442)
Interest income	975	1,521	3,562	4,741

Income before taxes	31,214	29,308	73,062	64,087
Income tax provision	6,966	9,379	18,265	20,508

Net income	$ 24,248	$ 19,929	$ 54,797	$ 43,579

Net income per share
Basic	$0.27	$0.23	$0.61	$0.50

Diluted	$0.26	$0.22	$0.60	$0.48

Weighted average number of shares (000s)
Basic	89,692	87,845	89,133	87,916

Diluted	92,614	89,882	91,779	90,487

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, U.S. GAAP)

	November 30, 2003	February 28, 2003

Assets	(Unaudited)	(Note 1)
Current assets
Cash and cash equivalents	$166,227	$162,588
Short-term investments	154,668	79,670
Accounts receivable	118,767	139,116
Prepaid expenses and other current assets	11,801	8,884
Deferred tax assets	4,165	5,427

	455,628	395,685
Fixed assets	72,599	63,467
Intangible assets	23,703	29,408
Goodwill	170,475	169,991

	$722,405	$658,551

Liabilities
Current liabilities
Accounts payable	$ 25,623	$ 33,310
Accrued charges	24,486	34,192
Salaries, commissions, and related items	45,357	48,916
Income taxes payable	9,797	4,395
Deferred revenue	129,882	146,008

	235,145	266,821
Long-term liabilities	--	1,647
Deferred income taxes	19,628	13,561

	254,773	282,029

Stockholders' Equity
Capital stock
Common shares and additional paid-in capital
(November 30, 2003 - 89,915,921;
February 28, 2003 - 88,124,914)	200,600	173,363
Treasury shares
(November 30, 2003 - 43,500; February 28, 2003 - 22,500)	(1,065)	(501)
Deferred stock-based compensation	(870)	(1,243)
Retained earnings	268,324	213,527
Accumulated other comprehensive income (loss)	643	(8,624)

	467,632	376,522

	$722,405	$658,551

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Cash flows from operating activities
Net income	$ 24,248	$ 19,929	$ 54,797	$ 43,579
Non-cash items
Depreciation and amortization	7,252	5,242	21,718	15,247
Amortization of deferred stock-based compensation	215	148	605	518
Amortization of other deferred compensation	44	119	168	415
Deferred income taxes	1,227	4,389	5,280	3,659
Loss on disposal of fixed assets	76	8	539	109

	33,062	29,835	83,107	63,527
Change in non-cash working capital
Decrease (increase) in accounts receivable	(5,716)	(18,157)	26,181	15,642
Decrease (increase) in prepaid expenses and other current assets	2,327	1,687	(1,533)	855
Increase (decrease) in accounts payable	837	4,259	(9,941)	(4,458)
Decrease in accrued charges	(4,610)	(355)	(11,682)	(9,755)
Increase (decrease) in salaries, commissions, and related items	6,647	3,390	(7,141)	935
Increase (decrease) in income taxes payable	3,967	154	5,126	(3,045)
Decrease in deferred revenue	(7,314)	(5,484)	(22,665)	(14,903)

Net cash provided by operating activities	29,200	15,329	61,452	48,798

Cash flows from investing activities
Maturity of short-term investments	88,663	19,851	205,473	190,232
Purchase of short-term investments	(144,406)	(139,146)	(277,445)	(228,789)
Additions to fixed assets	(6,165)	(3,559)	(18,349)	(11,328)
Acquisition costs	(254)	--	(484)	--

Net cash used in investing activities	(62,162)	(122,854)	(90,805)	(49,885)

Cash flows from financing activities
Issue of common shares	8,896	4,106	27,005	9,831
Purchase of treasury shares	--	--	(564)	--
Repurchase of shares	--	(6,850)	--	(19,992)
Decrease in long-term debt and long-term liabilities	--	(2,361)	(1,697)	(5,464)

Net cash provided by (used in) financing activities	8,896	(5,105)	24,744	(15,625)

Effect of exchange rate changes on cash	4,111	72	8,248	354

Net increase (decrease) in cash and cash equivalents	(19,955)	(112,558)	3,639	(16,358)
Cash and cash equivalents, beginning of period	186,182	289,100	162,588	192,900

Cash and cash equivalents, end of period	166,227	176,542	166,227	176,542
Short-term investments, end of period	154,668	161,561	154,668	161,561

Cash, cash equivalents, and short-term investments, end of period	$320,895	$338,103	$320,895	$338,103

(See accompanying notes)

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (U.S.) dollars and in accordance with generally accepted accounting principles (GAAP) in the U.S. with respect to interim financial statements, applied on a consistent basis. The consolidated balance sheet at February 28, 2003 has been extracted from the audited consolidated financial statements at that date. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for compliance with GAAP in the U.S. for annual financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003.

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

Services revenue from education, consulting, and other services is recognized at the time the services are rendered. Many of the Corporation’s sales include both software and services. Where the service is (1) not essential to the functionality of any other element of the transaction and (2) stated separately such that the total price of the arrangement is expected to vary as a result of the inclusion or exclusion of the service, the software element is accounted for separately from the service element. Where these two criteria are not met, the entire arrangement is accounted for using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

For contracts with multiple obligations (e.g. deliverable and undeliverable products, support obligations, education, consulting, and other services), the Corporation allocates revenue to each element of the contract based on objective evidence, specific to the Corporation, of the fair value of the element.

3.	Stock-Based Compensation

The Corporation applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25) in accounting for its stock option, stock purchase, and restricted share unit plans. Where the exercise price of stock options is equal to the market price of the stock on the trading day preceding the date of grant, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans. However, for certain options assumed on the acquisition of Adaytum, Inc. (Adaytum), under purchase accounting methodology, compensation cost has been recognized in the financial statements. For restricted share units, the fair value of each unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement also requires new and more prominent disclosures about the effects of stock-based compensation on reported results which are provided below. The Corporation has chosen to continue to apply APB 25 to account for stock-based compensation.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have reduced net income, basic net income per share and diluted net income per share as indicated in the table below (000s, except per share amounts):

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Net income:
As reported	$24,248	$19,929	$54,797	$43,579
Add: Stock-based employee
compensation included above	215	148	605	518
Less: Stock-based employee
compensation using fair value based
method	(5,435)	(7,392)	(17,498)	(20,556)

Pro forma	$19,028	$12,685	$37,904	$23,541

Basic net income per share:
As reported	$0.27	$0.23	$0.61	$0.50
Add: Stock-based employee
compensation included above	--	--	0.01	--
Less: Stock-based employee
compensation using fair value based
method	(0.06)	(0.08)	(0.19)	(0.23)

Pro forma	$0.21	$0.15	$0.43	$0.27

Diluted net income per share:
As reported	$0.26	$0.22	$0.60	$0.48
Add: Stock-based employee
compensation included above	--	--	--	0.01
Less: Stock-based employee
compensation using fair value based
method	(0.06)	(0.08)	(0.19)	(0.23)

Pro forma	$0.20	$0.14	$0.41	$0.26

Weighted average number of shares:
Basic	89,692	87,845	89,133	87,916

Diluted	92,614	89,882	91,779	90,487

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Risk-free interest rates	3.0%	N/A*	2.9%	3.7%
Expected life of options (years)	4.3	N/A*	4.3	2.9
Expected volatility	57.1%	N/A*	57.2%	67.9%
Dividend yield	0.0%	N/A*	0.0%	0.0%

* There were no options granted during the three months ended November 30, 2002.

4.	Goodwill

During the three and nine months ended November 30, 2003, there were additions to goodwill of $254,000 and $484,000, respectively. During the three and nine months ended November 30, 2002, there were additions to goodwill of $115,000 and $293,000, respectively. All additions during the three and nine months ended November 30, 2003 and November 30, 2002 were related to additional consideration paid to the former shareholders of Teijin Cognos Incorporated (TCI). The consideration was based on the net revenue of TCI during each quarter as per the original agreement. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test, and performed the required test as of March 1, 2003. Based on this test, goodwill is not considered to be impaired.

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

	($000s)		($000s)
Beginning balance	$170,221	$15,408	$169,991	$15,230
Additions	254	115	484	293

Closing balance	$170,475	$15,523	$170,475	$15,523

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

5.	Intangible Assets

	As at November 30, 2003		As at February 28, 2003

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired Technology	$33,381	$16,627	$33,381	$11,821	20%
					Compensation
Deferred Compensation	8,945	8,930	8,945	8,763	Period
Contractual Relationships	7,800	866	7,800	134	12.5%

	50,126	$26,423	50,126	$20,718

	(26,423)		(20,718)

Net book value	$23,703		$29,408

Amortization of intangible assets was $1,890,000 and $759,000 in the quarters ended November 30, 2003 and November 30, 2002, respectively, and was $5,705,000 and $2,358,000 in the nine months ended November 30, 2003 and November 30, 2002, respectively. The estimated amortization expense related to intangible assets is as follows ($000s):

2004 (Q4)	$1,785
2005	4,922
2006	4,915
2007	4,915
2008	4,375
2009	975
2010 and thereafter	1,816

6.	Income Taxes

The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year. During the quarter ended November 30, 2003, the Corporation reduced its estimated effective tax rate for fiscal 2004 from 27% to 25% to reflect its current expectations for the full fiscal year. This change in estimate had no effect on income before taxes but increased net income for the three and nine month periods ended November 30, 2003 by $1,462,000. Basic and diluted earnings per share for the three months ended November 30, 2003 would have been $0.25 without this change, a decrease of $0.02 and $0.01, respectively. For the nine months ended November 30, 2003, basic and diluted earnings per share would have been $0.60 and $0.58, respectively, a decrease of $0.01 and $0.02, respectively.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

7.	Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Basic Net Income per Share
Net income	$24,248	$19,929	$54,797	$43,579

Weighted average number of shares
outstanding	89,692	87,845	89,133	87,916

Basic net income per share	$0.27	$0.23	$0.61	$0.50

Diluted Net Income per Share
Net income	$24,248	$19,929	$54,797	$43,579

Weighted average number of shares
outstanding	89,692	87,845	89,133	87,916
Dilutive effect of stock options	2,922	2,037	2,646	2,571

Adjusted weighted average number of
shares outstanding	92,614	89,882	91,779	90,487

Diluted net income per share	$0.26	$0.22	$0.60	$0.48

8.	Comprehensive Income

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

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

        The components of comprehensive income were as follows ($000’s):

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Net income	$24,248	$19,929	$54,797	$43,579
Other comprehensive income:
Foreign currency translation adjustments	2,931	(286)	9,267	473

Comprehensive income	$27,179	$19,643	$64,064	$44,052

9.	Segmented Information

The Corporation has one reportable segment—computer software products.

10.	Stockholders’ Equity

The Corporation issued 543,000 common shares valued at $8.9 million, and 326,000 common shares valued at $4.1 million during the quarters ended November 30, 2003 and November 30, 2002, respectively. The Corporation issued 1,769,000 common shares valued at $27.0 million and 755,000 common shares, valued at $9.8 million during the nine months ended November 30, 2003 and November 30, 2002, respectively. The issuance of shares in the three and nine months ended November 30, 2003 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees, officers and directors.

The Corporation did not repurchase common shares during the three and nine months ended November 30, 2003, but repurchased 342,000 common shares valued at $6.8 million and 910,000 common shares valued at $20.0 million during the three and nine months ended November 30, 2002, respectively. Repurchased shares were part of an open market share repurchase program, except 180,000 shares purchased during the quarter ended August 31, 2002 which were purchased under a secondary offering of the Corporation’s common shares.

Stockholder’s equity increased by $215,000 and $148,000 for the quarter ended November 30, 2003 and November 30, 2002, respectively due to the amortization of the deferred compensation related to the restricted share unit plan. For the nine month periods ended November 30, 2003 and November 30, 2002, stockholder’s equity increased by $605,000 and $518,000, respectively because of this amortization.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

11.	Liabilities in Connection with Acquisition

The Corporation undertook a restructuring plan in conjunction with the acquisition of Adaytum during January 2003. In accordance with Emerging Issues Task Force (EITF) No. 95-3, Recognition of Liabilities in Connection with a Business Combination (EITF 95-3), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. This restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for abandoning leased premises of Adaytum, and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. The employee separations impact all functional groups and geographic regions of Adaytum. The remaining accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2004. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exist that would result in a material adjustment to the acquisition cost allocation.

($000s)	Employee separations	Other restructuring accruals	Total accrual	Asset write- downs	Total

Restructuring	$ 3,888	$ 3,976	$ 7,864	$ 768	$ 8,632
Cash payments	(248)	(11)	(259)	--	(259)
Asset write-downs	--	--	--	(768)	(768)

Balance as at
February 28, 2003	$ 3,640	$ 3,965	$ 7,605	$ --	$ 7,605
Cash payments	3,384	311	3,695	--	3,695

Balance as at
November 30, 2003	$ 256	$ 3,654	$ 3,910	$ --	$ 3,910

12.	Comparative Results

Certain of the prior period’s figures have been reclassified in order to conform to the presentation adopted during the current fiscal year. The Corporation has updated its income statement presentation to segregate from selling, general, and administrative expenses $17,599,000 and $50,219,000 for the three and nine months ended November 30, 2002, respectively and created a new line item for the cost of providing services. Additionally, the Corporation has segregated from selling, general, and administrative expenses $759,000 and $2,358,000 for the three and nine months ended November 30, 2002, respectively, and created a new line item for amortization of intangible assets within operating expenses. This reclassification was made to provide more information to the users of the Corporation’s financial statements. This change in presentation does not affect previously reported assets, liabilities, or results of operations.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

13.	New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements are applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. The Corporation has determined that it has two variable interest entities, one that required subordinated debt and another that sells the Corporation’s products exclusively. Under FIN 46, the Corporation is required to apply the new accounting principles prospectively starting in the first quarter of fiscal 2005. Upon adoption, none of the provisions of FIN 46 will have a material impact on the Corporation.

In April 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. The amendments improve financial reporting by: requiring that contracts with comparable characteristics be accounted for similarly; clarifying the circumstances under which a contract with an initial net investment meets the characteristics of a derivative; and clarifying when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into, or modified after, June 30, 2003. The adoption of SFAS 149 did not have a material effect on the business, results of operations, or financial condition of the Corporation.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) which establishes standards for classifying and measuring certain financial instruments issued by a company with characteristics of both liabilities and equity. The statement is effective for all financial instruments created on or modified after May 31, 2003 and otherwise effective at the beginning of the Corporation’s third quarter of fiscal 2004 beginning September 1, 2003. The Corporation has not issued any such instruments and therefore the adoption of SFAS 150 will

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

have no effect on the business, results of operations, and financial condition of the Corporation.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2003 (fiscal 2003). Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 including statements concerning future revenues and earnings, product demand and growth opportunities; business outlook and business momentum; new product introductions and customer reaction and acceptance of the Cognos ReportNet product; market positioning, business model and technology strategies and execution. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to: our ability to maintain revenue growth or to anticipate a decline in revenue from any of our products or services; our ability to develop and introduce new products and enhancements that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to compete in an intensely competitive market; our ability to select and implement appropriate business models and strategies; fluctuations in our quarterly and annual operating results based on historical patterns; the impact of global economic conditions on our business; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; and our ability to identify, pursue, and complete acquisitions with desired business results; as well as the risk factors discussed below and in our most recent Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, as well as other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

OVERVIEW

Cognos is a leading global provider of enterprise business intelligence and corporate performance management (CPM) solutions. Our solutions help improve business performance by enabling effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, customers can gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, accelerate corporate response times and, ultimately, increase revenues and profits. Our integrated solutions consist of our suite of business intelligence components, analytical applications, and performance management applications. To complement these solutions, on January 10, 2003, we acquired privately-held Adaytum, Inc. (Adaytum), a leading global provider of enterprise performance planning software.

Our customers can apply our software solutions strategically across the extended enterprise to address their need for CPM. By allowing timely analysis of data from disparate systems, CPM enables organizations to measure execution against business strategy to ensure the two are aligned at all levels. Our solution for CPM allows users to manage effectively the full business cycle with planning, budgeting, reporting, analysis, and scorecarding products.

In September 2003, we launched Cognos ReportNet™, a Web-based enterprise query and reporting solution. Cognos ReportNet delivers production reports such as invoices, statements, and statutory reports as well as ad hoc query, managed reports, and the broad range of business reports all from a single architecture. ReportNet offers a web-based report and query authoring environment which allows users to create, modify, and distribute reports across a global enterprise. ReportNet can be integrated into any environment due to its web services based architecture, delivers enterprise scalability, runs reports in multiple languages and allows for flexible report presentation. Although formally launched in September 2003, ReportNet was available for sale on a limited basis during the first half of fiscal 2004.

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

The following critical accounting policies and significant estimates are used in the preparation of our consolidated financial statements:

Revenue Recognition — We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. Our product license revenue is earned from licenses of off-the-shelf software not requiring significant production, modification or customization. Revenue from these licenses is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (our standard business practice is that persuasive evidence exists when we have a binding contract with a customer), (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. If a license includes the right to return the product for refund or credit, revenue is deferred until the right of return lapses.

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

Services revenue from education, consulting, and other services is recognized at the time the services are rendered. Many of our sales include both software and services. Where the service is (1) not essential to the functionality of any other element of the transaction and (2) stated separately such that the total price of the arrangement is expected to vary as a result of the inclusion or exclusion of the service, the software element is accounted for separately from the service element. Where these two criteria are not met, the entire arrangement is accounted for using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

For those contracts with multiple obligations, that is, deliverable and undeliverable products, support obligations, education, consulting, and other services, we allocate revenue to each element of the contract based on vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of fair value is assigned using the residual method as outlined in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. For product support elements of a contract, VSOE is the renewal rate. VSOE for service elements is the normal pricing and discounting practices for those products when they are sold separately; the residual is then assigned to the license element of the contract.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered forecasted taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Our valuation allowance pertains primarily to the net operating loss carryforwards resulting from the acquisition of Adaytum during fiscal 2003. In the event we were to subsequently determine that we would be able to realize deferred tax assets related to acquisitions in excess of the net purchase price allocated to those deferred tax assets, we would record a credit to goodwill. In the event we were to subsequently determine that we would be able to realize our deferred tax assets unrelated to acquisitions in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

We provide for withholding taxes on the undistributed earnings of our foreign subsidiaries. The ultimate tax liability related to the undistributed earnings could differ materially from the liabilities recorded in our financial statements. These differences could have a material effect on our income tax liabilities and our net income.

Goodwill and Acquired Intangible Assets — We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. We allocate purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill.

Historically, our acquisitions have resulted in the recognition of significant amounts of goodwill and acquired intangible assets. The allocation of purchase price to these intangible assets and goodwill requires that we make estimates and judgments based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful lives of the acquired intangible assets. Should different conditions prevail, we could incur write-downs of goodwill, write-downs of intangible assets, or changes in the estimation of useful lives of those intangible assets.

In accordance with SFAS 142, goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below under Impairment of Long-lived Assets. Prior to our adoption of SFAS 142, we amortized goodwill over 5 years using the straight-line method.

Acquired intangible assets include acquired technology, contractual relationships, and deferred compensation. Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of the software products acquired. Acquired technology is amortized over its estimated useful life on a straight-line basis. Contractual relationships represent contractual and separable relationships that we have with certain customers and partners which we acquired through acquisitions. These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows and are amortized over their estimated useful life. Deferred compensation includes consideration associated with acquisitions. Deferred compensation is recorded when its future payment is determinable and is payable contingent upon the continued tenure of the principals of the acquired companies who have become our employees. Under generally accepted accounting principles, these amounts are accounted for as compensation rather than as a component of purchase price. We adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) beginning March 1, 2002 and, accordingly, we evaluate the remaining useful life of our intangible assets being amortized each reporting period to determine whether events or circumstances warrant a revision to the estimated remaining amortization period.

Impairment of Goodwill and Long-lived Assets — In accordance with SFAS 142, goodwill is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Corporation as a whole is considered one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore, the first step of our annual test is to compare the fair value of our shares on the Nasdaq Stock Market to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value, we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. When the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized.

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. If events or circumstances indicate that the carrying value of an asset may not be recoverable, the amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements are applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. We have determined that we have two variable interest entities, one that required subordinated debt and another that sells our products exclusively. Under FIN 46, we are required to apply the new accounting principles prospectively starting in the first quarter of fiscal 2005. Upon adoption, none of the provisions of FIN 46 will have a material impact on us.

In April 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. The amendments improve financial reporting by: requiring that contracts with comparable characteristics be accounted for similarly; clarifying the circumstances under which a contract with an initial net investment meets the characteristics of a derivative; and clarifying when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our business, results of operations, and financial condition.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) which establishes standards for classifying and measuring certain financial instruments issued by a company with characteristics of both liabilities and equity. The statement is effective for all financial instruments created on or modified after May 31, 2003 and otherwise effective at the beginning of our third quarter of fiscal 2004 beginning September 1, 2003. We have not issued any such instruments and therefore the adoption of SFAS 150 will have no effect on our business, results of operations, and financial condition.

SHAREHOLDER PROPOSAL

The following appears in the Corporation’s quarterly letter to shareholders dated January 9, 2004:

“In June 2003, the shareholders of Cognos approved a proposal made by the Carpenters Union asking the Board of Cognos to adopt a policy requiring Cognos to record the expense of all future stock options awarded to senior executives in its annual income statement. At the time, the Board publicly undertook to study this issue and respond to Cognos shareholders before the next Shareholder’s Meeting in June 2004.

The Board of Cognos has considered this matter at length and has concluded that it agrees unequivocally with the principle that all stock options, including those issued to non-executives, should be recorded as an expense on the Corporation’s income statement. As with any other major accounting policy, regulators first must develop uniform rules and guidance so that investors may make informed comparisons between Cognos and its industry peers. Comprehensive standards currently are in the advanced stages of formulation in the United States and uniform rules for Canadian issuers have just been issued. As we report under both U.S. and Canadian accounting standards, changes to standards in both countries will apply to Cognos.

In Canada, the Canadian Institute of Chartered Accountants has issued uniform rules relating to stock option expensing requiring Cognos to comply not later than the start of its next fiscal year, in March 2004. However, Cognos will begin expensing stock options in its Canadian GAAP financial statements in the fourth quarter of its current fiscal year, retroactive to the beginning of the fiscal year.

In the United States, it appears that the Financial Accounting Standards Board (FASB) will implement its rules by early 2005. Our commitment to our shareholders is that Cognos will expense stock options on its U.S. GAAP financial statements as soon as practicable following FASB finalizing the appropriate standards. We fully expect that to occur on or before March 1, 2005.

We believe that expensing stock options is the right thing to do but we also believe we have a responsibility to implement stock option expensing only when uniform regulatory standards are in place so that we can be compared with our industry peers on the same basis.”

RESULTS OF OPERATIONS

					Percentage Change
(000s, except per share amounts)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30,	Nine months ended November 30,

	2003	2002	2003	2002	2002 to 2003	2002 to 2003

Revenue	$172,227	$138,074	$480,971	$387,308	24.7%	24.2%
Cost of revenue	31,096	23,561	89,417	67,071	32.0%	33.3%

Gross margin	141,131	114,513	391,554	320,237	23.2%	22.3%
Operating expenses	110,340	86,515	321,177	260,449	27.5%	23.3%

Operating income	$ 30,791	$ 27,998	$ 70,377	$ 59,788	10.0%	17.7%
Gross margin percentage	81.9%	82.9%	81.4%	82.7%
Operating margin percentage	17.9%	20.3%	14.6%	15.4%
Net income	$ 24,248	$ 19,929	$ 54,797	$ 43,579	21.7%	25.7%

Basic net income per share	$0.27	$0.23	$0.61	$0.50

Diluted net income per share	$0.26	$0.22	$0.60	$0.48

Revenue for the quarter ended November 30, 2003 was $172.2 million, a 25% increase from revenue of $138.1 million for the same quarter last year. Pretax income for the quarter ended November 30, 2003 was $31.2 million, compared to pretax income of $29.3 million in the same quarter last year. Net income for the current quarter was $24.2 million, compared to net income of $19.9 million for the same quarter last year.

Diluted net income per share was $0.26 for the current quarter, compared to diluted net income per share of $0.22 for the same quarter last year. Basic net income per share was $0.27 and $0.23 for the quarters ended November 30, 2003 and November 30, 2002, respectively.

Revenue for the nine months ended November 30, 2003 was $481.0 million, a 24% increase from revenue of $387.3 million for the same period last year. Pretax income for the nine months ended November 30, 2003 was $73.1 million, compared to pretax income of $64.1 million in the same period last year. Net income for the current nine-month period was $54.8 million, compared to net income of $43.6 million for the same period last year. Diluted net income per share was $0.60 for the current nine-month period, compared to diluted net income per share of $0.48 for the same period last year. Basic net income per share was $0.61 and $0.50 for the nine-month periods ended November 30, 2003 and November 30, 2002, respectively.

We believe the improvement in operating performance in the three and nine months ended November 30, 2003 compared with the same period in the previous year reflects the strength of our business model, the strength of our product offerings and strong sales force execution in a tough economic environment. For example, Cognos signed 10 contracts greater than $1 million during the quarter ended November 30, 2003 compared with 4 such contracts for the corresponding period last fiscal year. For the nine months ended November 30, 2003, we signed 24 contracts greater than $1 million compared with 15 for the nine months ended November 30, 2002. During the quarter, we also had 95 contracts over $200,000, a 28% increase over the same period last fiscal year. In addition, we recognized $15 million in license revenue in the quarter from our new product ReportNet.

To enhance our CPM solution, during the fourth quarter of fiscal 2003, we acquired Adaytum. Adaytum has been integrated into our operations for the quarter and nine months ended November 30, 2003. Therefore, our results include the revenue and expenses related to Adaytum for the full quarter and nine-month periods. Comparatively, the results for the three and nine months ended November 30, 2002 reflect operations prior to this acquisition. To that extent, our operations for the three and nine months ended November 30, 2003 are not identical to the operations for the comparative periods ended November 30, 2002. As the integration of Adaytum is complete, we are not separately tracking the operations of Adaytum. Therefore, it is not practical to report separately on the effect of the acquisition on our revenues, cost of revenues, or operating expenses.

Gross margin for the three months ended November 30, 2003 was $141.1 million, an increase of 23% over gross margin of $114.5 million for the same quarter last year. Gross margin percentage for the quarter ended November 30, 2003 was 81.9% as compared to 82.9% for the same quarter last year. Gross margin for the nine months ended November 30, 2003 was $391.6 million, an increase of 22% over gross margin of $320.2 million for the same period last year. Gross margin percentage for the nine months ended November 30, 2003 was 81.4% as compared to 82.7% for the comparative period of the previous fiscal year.

Total operating expenses for the quarter ended November 30, 2003 were $110.3 million, a 28% increase from operating expenses of $86.5 million for the same quarter last year. The operating margin for the quarter ended November 30, 2003 was 17.9% compared with 20.3% for the corresponding quarter in the previous fiscal year. Total operating expenses for the nine months ended November 30, 2003 were $321.2 million, a 23% increase from operating expenses of $260.4 million for the same period last year. The operating margin for the nine months ended

November 30, 2003 was 14.6% compared with 15.4% for the same period in the previous fiscal year.

We operate internationally, with a substantial portion of our business conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, to the Canadian dollar, and to a lesser extent, other foreign currencies. The effect of foreign exchange rate fluctuations improved the overall revenue growth by approximately nine and eight percentage points for the three and nine months ended November 30, 2003 respectively. The effect of foreign exchange rate fluctuations increased the growth in the total of cost of revenue and operating expenses by twelve and nine percentage points for the three and nine months ended November 30, 2003, respectively. In response to a stronger Canadian dollar, we continued our initiative to curtail certain discretionary costs during the quarter ended November 30, 2003 in an effort to minimize the impact on cost of revenue and operating expenses. We intend to continue to manage our costs closely, but we will increase our spending in targeted specific areas as evidenced by our increased marketing spending in conjunction with the formal launch and roll-out of Cognos ReportNet during the third quarter of fiscal 2004.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue				Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%	24.7%	24.2%

Cost of revenue	18.1	17.1	18.6	17.3	32.0	33.3

Gross margin	81.9	82.9	81.4	82.7	23.2	22.3

Operating expenses
Selling, general, and
administrative	50.0	48.9	51.6	51.9	27.7	23.4
Research and development	12.9	13.2	14.0	14.7	21.9	18.0
Amortization of intangible
assets	1.1	0.5	1.2	0.7	149.0	141.9

Total operating expenses	64.0	62.6	66.8	67.3	27.5	23.3

Operating income	17.9	20.3	14.6	15.4	10.0	17.7
Interest expense	(0.3)	(0.2)	(0.2)	(0.1)	161.6	98.4
Interest income	0.5	1.1	0.8	1.2	(35.9)	(24.9)

Income before taxes	18.1	21.2	15.2	16.5	6.5	14.0
Income tax provision	4.0	6.8	3.8	5.2	(25.7)	(10.9)

Net income	14.1%	14.4%	11.4%	11.3%	21.7	25.7

REVENUE

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Business intelligence	$164,682	$130,299	$458,508	$362,473	26.4%	26.5%
Application development tools	7,545	7,775	22,463	24,835	(2.9)	(9.6)

Revenue	$172,227	$138,074	$480,971	$387,308	24.7	24.2

Our total revenue was $172.2 million for the quarter ended November 30, 2003, an increase of $34.2 million or 25%, compared to the quarter ended November 30, 2002. Our total revenue was $481.0 million for the nine months ended November 30, 2003, an increase of $93.7 million or 24%, compared to the nine months ended November 30, 2002.

Our total revenue was derived primarily from our suite of business intelligence products, principally PowerPlay®, Impromptu®, Cognos Entreprise Planning Series (formerly Adaytum Entreprise Planning) and Cognos Reportnet. Contributing to a lesser extent were DecisionStream™, Cognos Visualizer, and Cognos Metrics Manager. Revenue growth rates for the three and nine months ended November 30, 2003 were positively impacted by the favorable impact of exchange rates (principally European exchange rates) relative to the US dollar.

During the nine months ended November 30, 2003, we released Cognos Series 7 Version 2, which builds on the end-to-end business intelligence value of Cognos Series 7. Cognos Series 7 is a fully integrated enterprise business intelligence solution. In September 2003, we launched Cognos ReportNet, a Web-based enterprise query and reporting solution. ReportNet offers a web-based report and query authoring environment which allows users to create, modify, and distribute reports across a global enterprise. ReportNet can be integrated into any environment due to its web services based architecture, delivers enterprise scalability, runs reports in multiple languages, and allows for flexible report presentation. ReportNet was officially launched in September, however it was available for sale during the first half of fiscal 2004.

We believe that enterprise-wide deployment of business intelligence products is the trend in the industry and that it will continue to increase as a percentage of our total revenue. An emerging trend in the market for business intelligence is the growing demand for pre-packaged solutions that shorten time to implementation and results. Our applications (Cognos Planning, Cognos Finance and Cognos Analytical Applications) address this trend as they extend the value of investments in Enterprise Resource Planning (ERP) and other operational systems.

Total revenue (license, support, and services revenue) derived from our business intelligence products was $164.7 million in the quarter ended November 30, 2003, an increase of $34.4 million or 26% and was $458.5 million for the nine months ended November 30, 2003, an increase of $96.0 million or 26% when compared to the corresponding periods in the prior fiscal year. Total revenue from these business intelligence products was 96% and 94% of total revenue for the quarters ended November 30, 2003 and November 30, 2002, respectively. On a year-to-

date basis, we derived 95% of revenue from these products, compared to 94% in the corresponding period last year.

Total revenue (license, support, and services revenue) from our application development tools, PowerHouse® and Axiant®, was $7.5 million for the quarter ended November 30, 2003, a decrease of $0.2 million or 3% and was $22.5 million for the nine months ended November 30, 2003, a decrease of $2.4 million or 10% compared to the corresponding periods in the prior fiscal year. The trend of decreasing application development tools revenue has been experienced since fiscal 2000 and we expect that, in both the short and long-term, revenues from these products will continue to decline.

The overall change in total revenue from our three revenue categories in the quarter ended November 30, 2003 from November 30, 2002 was as follows: a 17% increase in product license revenue, a 30% increase in product support revenue, and a 35% increase in services revenue. The change for the same categories for the nine months was as follows: 15%, 31%, and 32%, respectively.

The following table sets out, for each period indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the corresponding period last year.

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

North America	$ 96,079	$ 83,952	$282,365	$243,632	14.4%	15.9%
Europe	58,838	43,750	153,340	116,722	34.5	31.4
Asia/Pacific	17,310	10,372	45,266	26,954	66.9	67.9

Revenue	$172,227	$138,074	$480,971	$387,308	24.7	24.2

This table sets out, for each period indicated, the percentage that each geographical region bears on total revenue.

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

North America	55.8%	60.8%	58.7%	62.9%
Europe	34.2	31.7	31.9	30.1
Asia/Pacific	10.0	7.5	9.4	7.0

Revenue	100.0%	100.0%	100.0%	100.0%

Our growth rate in Asia/Pacific for the three and nine months ended November 30, 2003 reflects the growth in Japan and the Australia/New Zealand region during the quarter. Our growth rate in Europe for the quarter reflects growth in the UK as well as Germany. Growth rates in both Asia/Pacific and Europe were partially impacted by favorable exchange rates relative to the US dollar.

Product License Revenue

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Product license revenue	$72,551	$62,223	$192,586	$167,097	16.6%	15.3%
Percentage of total revenue	42.1%	45.1%	40.0%	43.1%

Product license revenue was $72.6 million in the quarter ended November 30, 2003, an increase of $10.3 million or 17%, and was $192.6 million for the nine months ended November 30, 2003, an increase of $25.5 million or 15% compared to the corresponding periods in the prior fiscal year. The increase in product license revenue during the three and nine months ended November 30, 2003 as compared to the same periods in the prior year was the result of sales of the Cognos Enterprise Planning Series and increased query and reporting revenue as a result of Cognos ReportNet. This performance reflects the strength of our business model, our product offerings, and strong sales execution in what has been a challenging market. Customer purchasing patterns remain challenging in the current economic environment most recently characterized by longer sales cycles due to larger deal sizes requiring greater scrutiny, and increased spending on systems to support regulatory compliance within finance organizations. However, we believe that the long-term prospects for the business intelligence market continue to be promising. Revenue growth rates for the three and nine months ended November 30, 2003 were positively affected by the favorable impact of exchange rates (principally European exchange rates), relative to the US dollar. Product license revenue accounted for 42% of total revenue in the three months ended November 30, 2003 compared to 45% for the corresponding quarter in the prior fiscal year, and accounted for 40% of revenue in the nine months ended November 30, 2003 compared to 43% for the corresponding period in the prior fiscal year.

Product license revenue from the business intelligence products was $70.6 million for the quarter ended November 30, 2003, an increase of $10.2 million or 17%, and was $187.1 million for the nine months ended November 30, 2003, an increase of $25.8 million or 16% compared to the corresponding periods in the prior fiscal year. Product license revenue from business intelligence products accounted for 97% of total product license revenue for the quarters and the nine month periods ended November 30, 2003 and 2002.

Approximately 70% of our business intelligence license revenue during the third quarter of fiscal 2004 came through direct sales channels compared to approximately 30% through our partner channel. We believe that a direct sales force is effective because of the importance placed on relationships when making large purchasing decisions. We view our large customer base as a significant asset since our customers typically purchase in stages. During the quarter, approximately 66% of our business intelligence license revenue came from our existing customer base whereas new business accounted for approximately 34%.

Product license revenue from application development tools was $2.0 million for the quarter ended November 30, 2003, an increase of $0.1 million or 6% and was $5.5 million for the nine months ended November 30, 2003, a decrease of $0.3 million or 6% compared to the corresponding periods in the prior fiscal year. We believe the increase in application development tool license revenue for the quarter ended November 30, 2003 to be an isolated occurrence. We have experienced a general decline in our application development tool revenue since fiscal 2000 and we believe, in both the short and long-term, the trend of decreasing product license revenue from these products will continue.

Product Support Revenue

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Product support revenue	$68,676	$52,853	$198,965	$152,269	29.9%	30.7%
Percentage of total revenue	39.9%	38.3%	41.4%	39.3%

Product support revenue was $68.7 million in the quarter ended November 30, 2003, an increase of $15.8 million or 30% and was $199.0 million in the nine months ended November 30, 2003, an increase of $46.7 million or 31% compared to the corresponding periods in the prior fiscal year. The increase in the dollar amounts was the result of the positive rate of renewal of support contracts and the expansion of our customer base.

Product support revenue accounted for 40% and 38% of our total revenue in the quarters ended November 30, 2003 and 2002, respectively and was 41% of total revenue in the nine months ended November 30, 2003 compared to 39% in the corresponding period of the prior year. As a result of the continued expansion of our customer base and the positive rate of renewal from our customers, we are experiencing a trend of product support revenue increasing as a percentage of our total revenue.

Product support revenue from the business intelligence products comprised 92% and 89% of the product support revenue for the quarters ended November 30, 2003 and 2002, respectively and comprised 92% and 88% of total product support revenue for the nine months ended November 30, 2003 and November 30, 2002, respectively. Support revenue from the business intelligence products increased by 34% in the quarter ended November 30, 2003, and support revenue from the application development tools decreased by 6%, compared to the corresponding quarter in the prior fiscal year. For the nine months ended November 30, 2003, total support revenue from the business intelligence products increased by 36%, whereas total support revenue from the application development tools decreased by 10% compared to the corresponding period in the prior year.

Services Revenue

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Services revenue	$31,000	$22,998	$89,420	$67,942	34.8%	31.6%
Percentage of total revenue	18.0%	16.7%	18.6%	17.5%

Services revenue (training, consulting, and other revenue) was $31.0 million in the quarter ended November 30, 2003, an increase of $8.0 million or 35%, and was $89.4 million in the nine months ended November 30, 2003, an increase of $21.5 million or 32% compared to the corresponding periods in the prior fiscal year. Services revenue accounted for 18% and 19% of our total revenue for the three and nine months ended November 30, 2003, respectively, compared to 17% and 18% for the three and nine months ended November 30, 2002, respectively.

In the quarter ended November 30, 2003, services revenue associated with the business intelligence products contributed $30.8 million, an increase of $8.0 million or 35%, and contributed $89.0 million, an increase of $21.7 million or 32% in the nine months ended November 30, 2003 compared to the corresponding periods in the prior fiscal year. The increase was primarily attributable to an increase in consulting revenue and, to a lesser extent, education revenue. Customer purchasing patterns remain challenging in the current economic environment, however we believe that the long-term prospects for the business intelligence market are promising. Services revenue associated with business intelligence products contributed nearly 100% of the total services revenue for both the quarter and nine months ended November 30, 2003 and contributed 99% for the quarter and nine months ended November 30, 2002. Total services revenue associated with our application development tools was $0.2 million for the quarters ended November 30, 2003 and November 30, 2002. Services revenue from application development tools for the nine months ended November 30, 2003 was $0.4 million, a $0.3 million decrease from the same period last year.

COST OF REVENUE

Cost of Product License

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Cost of product license	$1,121	$722	$3,338	$2,170	55.3%	53.8%
Percentage of license revenue	1.5%	1.2%	1.7%	1.3%

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $1.1 million, an increase of $0.4 million or 55% in the quarter ended November 30, 2003, and was $3.3 million, an increase of $1.2 million or 54% in the nine months ended November 30, 2003 compared to the corresponding periods in the prior fiscal year. These costs represented 2% of product license revenue for the three and nine months ended November 30, 2003, as compared to 1% of product license revenue for both comparative periods in the prior fiscal year. The increase in these costs for both the three and nine months ended November 30, 2003 was the result of increases in royalties and materials and distribution costs.

Cost of Product Support

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Cost of product support	$7,051	$5,240	$20,793	$14,682	34.6%	41.6%
Percentage of support revenue	10.3%	9.9%	10.5%	9.6%

The cost of product support includes the costs associated with resolving customer inquiries and other telesupport and websupport activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $7.1 million, an increase of $1.8 million or 35% in the quarter ended November 30, 2003, and was $20.8 million, an increase of $6.1 million or 42% in the nine months ended November 30, 2003 compared to the corresponding periods in the prior fiscal year.

The cost of product support represented 10% of total product support revenue for the three and nine months ended November 30, 2003 and November 30, 2002. The increase in the cost of product support is the result of increases in telesupport and websupport costs as we brought in additional staffing as part of a plan to enhance our customer service through the web and telephonic support systems through the second half of fiscal 2003 as well as the first quarter of fiscal 2004. The average number of employees within the support organization increased 14% and 19% in the three and nine months ended November 30, 2003. Contributing further to the increase was the integration of the Adaytum staff into our support organization. Cost of product support was also increased by the unfavorable impact of Canadian exchange rates relative to the US dollar.

Cost of Services

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Cost of services	$22,924	$17,599	$65,286	$50,219	30.3%	30.0%
Percentage of services revenue	73.9%	76.5%	73.0%	73.9%

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products.

The cost of services was $22.9 million, an increase of $5.3 million or 30% in the quarter ended November 30, 2003 and was $65.3 million, an increase of $15.1 million or 30% in the nine months ended November 30, 2003 compared to the corresponding periods in the prior fiscal year. The cost of services represented 74% and 73% of services revenue for the three and nine months ended November 30, 2003, respectively as compared to 77% and 74% for the corresponding periods in prior fiscal year. The increase in cost of services is mainly the result of increases in compensation related costs. Exchange rate fluctuations also had an unfavorable impact on cost of services during the quarter and nine months ended November 30, 2003 as a portion of these services are provided in currencies other than the US dollar.

OPERATING EXPENSES

Selling, General, and Administrative

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Selling, general, and administrative	$86,185	$67,492	$248,199	$201,100	27.7%	23.4%
Percentage of total revenue	50.0%	48.9%	51.6%	51.9%

Selling, general, and administrative (SG&A) expenses were $86.2 million, an increase of $18.7 million or 28% in the quarter ended November 30, 2003, and were $248.2 million, an increase of $47.1 million or 23% in the nine months ended November 30, 2003 compared to the corresponding periods in the prior fiscal year. These costs remained relatively consistent as a percentage of revenue, representing 50% and 52% for the three and nine months ended November 30, 2003, respectively compared to 49% and 52% for the corresponding periods in the prior fiscal year.

The increase in these expenses in the three and nine months ended November 30, 2003 was predominantly the result of increases in staff related costs resulting from increases in staffing levels due to both new hires and the integration of Adaytum selling, general, and administration staff. In addition, we incurred increased marketing expenses related to the launch of Cognos ReportNet, our Web-based enterprise query and reporting solution. Selling, general, and administrative expenses were also unfavorably impacted by the effect of Canadian dollar exchange rates relative to the US dollar. Contributing to the increase for both the quarter and nine months ended November 30, 2003, but to a lesser extent, were increases in facilities and travel and living costs. The average number of employees within selling, general, and administrative increased by 10% and 12% in the three and nine months ended November 30, 2003, respectively when compared to the corresponding periods in the prior fiscal year.

Research and Development

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Research and development	$22,265	$18,264	$67,273	$56,991	21.9%	18.0%
Percentage of total revenue	12.9%	13.2%	14.0%	14.7%

Research and development (R&D) costs were $22.3 million, an increase of $4.0 million or 22% in the quarter ended November 30, 2003, and were $67.3 million and increase of $10.3 million or 18% for the nine months ended November 30, 2003 compared to the corresponding periods in the prior fiscal year. The increase for the quarter and nine months ended November 30, 2003 was predominantly the result of increases in staff related costs and the unfavorable impact of Canadian exchange rates relative to the US dollar. These increases were partially offset by a decrease in services purchased externally as certain projects were completed during the nine-month period ended November 30, 2003. R&D costs were 13% and 14% of revenue for the three and nine months ended November 30, 2003, respectively as compared to 13% and 15% of revenue for the corresponding periods in the prior year. The average number of employees within R&D increased by 7% for both the three and nine months ended November 30, 2003 when compared to the corresponding periods of the prior year partially due to the addition of Adaytum employees.

During the quarter ended November 30, 2003, we continued to invest in R&D activities for our next generation of business intelligence solutions which are the foundation of our CPM vision. In September 2003, we formally launched Cognos ReportNet, a Web-based enterprise query and reporting solution. Cognos ReportNet delivers production reports such as invoices, statements, and statutory reports as well as ad hoc query, managed reports, and the broad range of business reports all from a single architecture. ReportNet offers a web-based report and query authoring environment which allows users to create, modify, and distribute reports across a global enterprise. ReportNet can be integrated into any environment due to its web services based architecture, delivers enterprise scalability, runs reports in multiple languages and allows for flexible report presentation. Although formally launched in September, ReportNet was available for sale on a limited basis during the first half of fiscal 2004.

During the nine months ended November 30, 2003, we released Cognos Series 7 Version 2 which builds on the end-to-end business intelligence value of Cognos Series 7. Cognos Series 7 is a fully integrated enterprise business intelligence solution offering flexible scoreboards, dashboards, managed reporting, analysis, ad hoc query, and event detection and notification, visualization, and data integration. We also completed the initial integration of Cognos Enterprise Planning Series (formerly Adaytum Enterprise Planning) into our CPM solution. We strengthened our enterprise scorecarding solution with the release of Cognos Metrics Manager Version 2. Cognos Metrics Manager enables organizations to manage performance by mapping strategy to execution through metrics. Cognos Metrics Manager Version 2 includes flexible and scaleable customer-driven functions and further integrates Cognos Analytical Applications,

Cognos Enterprise Planning Series, and Cognos Series 7 Version 2. We also continued to invest in our Analytic Application packages with the release of Cognos Production Analysis. Cognos Production Analysis expands our Supply Chain Analytics solution by providing analytics tailored to meet information needs in discrete and repetitive manufacturing environments including: work order material usage and cost analysis, time-to-delivery analysis, quality and yield analysis, and organization effectiveness.

Currently, we do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the three and nine months ended November 30, 2003 and November 30, 2002. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Intangible Assets

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Amortization of intangible assets	$1,890	$759	$5,705	$2,358	149.0%	141.9%

Amortization of intangible assets was $1.9 million, an increase of $1.1 million or 149% for the quarter ended November 30, 2003 and was $5.7 million, an increase of $3.3 million or 142% for the nine months ended November 30, 2003 compared to the corresponding periods in the prior fiscal year. The increase in this expense in the three and nine months ended November 30, 2003 was due to the amortization of acquired technology and contractual relationships as a result of the acquisition of Adaytum during the fourth quarter of fiscal 2003.

Interest Income and Expense

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Net interest income	$423	$1,310	$2,685	$4,299	(67.7)%	(37.5)%

Net interest income was $0.4 million, a decrease of $0.9 million or 68% in the quarter ended November 30, 2003 and was $2.7 million, a decrease of $1.6 million or 38% in the nine months ended November 30, 2003 compared to the corresponding periods in the prior fiscal year. The decrease during the three and nine month periods ended November 30, 2003 was primarily attributable to a decrease in the average portfolio size. The average portfolio size decreased as compared to the same periods in the prior fiscal year as a result of the acquisition of Adaytum for $157.1 million of cash consideration during the fourth quarter of fiscal 2003. Contributing to this decrease in interest income, but to a lesser extent, was a decrease in average effective interest rates as compared to the same periods in the prior fiscal year. Also, during the quarter ended November 30, 2003, we expensed interest charges on tax assessments we received for prior years.

Income Tax Provision

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2002 to 2003	Nine months ended November 30, 2002 to 2003

	2003	2002	2003	2002

Tax expense	$6,966	$9,379	$18,265	$20,508	(25.7)%	(10.9)%
Effective tax rate	22.3%	32.0%	25.0%	32.0%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three and nine months ended November 30, 2003, we recorded an income tax provision of $7.0 million and $18.3 million, respectively, representing an effective income tax rate of 22% and 25%, respectively. Comparatively, in the three and nine months ended November 30, 2002, we recorded an income tax provision of $9.4 million and $20.5 million, respectively representing an effective income tax rate of 32% for both periods. During the quarter ended November 30, 2003, we reduced our effective tax rate for fiscal 2004 from 27% to 25% to reflect our current expectation for the full fiscal year. The decrease in effective tax rate from the previous fiscal year results from the geographical mix of our earnings and higher investment tax credits on research and development expenses for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at November 30, 2003	As at February 28, 2003	Percentage Change

Cash, cash equivalents, and short-term
investments	$320,895	$242,258	32.5%
Working capital	220,483	128,864	71.1
Long-term liabilities	--	(1,647)	(100.0)

($000s)	Nine months ended November 30,		Percentage change Nine months ended November 30,

	2003	2002	2002 to 2003

Net cash provided by (used in):
Operating activities	$ 61,452	$ 48,798	25.9%
Investing activities	(90,805)	(49,885)	82.0
Financing activities	24,744	(15,625)	(258.4)

	As at November 30, 2003	As at November 30, 2002

Days sales outstanding (DSO)	62	67

Cash, Cash Equivalents, and Short-term Investments

As of November 30, 2003, we held $320.9 million in cash, cash equivalents, and short-term investments, an increase of $78.6 million from February 28, 2003. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

Working Capital

Working capital represents our current assets less our current liabilities. As of November 30, 2003, working capital was $220.5 million, an increase of $91.6 million from February 28, 2003. The increase can be attributed to higher levels of short-term investments and lower levels of accounts payable, accrued charges and deferred revenue. Partially offsetting this increase were decreases in accounts receivable and an increase in income taxes payable.

Days sales outstanding (DSO) was 62 days at November 30, 2003 as compared to 67 days as at November 30, 2002. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at November 30, 2003, we had no long-term liabilities, a decrease of $1.6 million from February 28, 2003. The decrease was the result of movement from long-term classification to short-term classification of a payment due during the first quarter of fiscal 2005 relating to a patent litigation settlement agreement finalized in May 2002. All remaining payments under the settlement are now current.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the nine months ended November 30, 2003 was $61.5 million, an increase of $12.7 million compared to the comparative period last year. The increase in cash flow from operating activities during the nine months ended November 30, 2003 was mainly the result of an increase in net income of $11.2 million from $43.6 million in 2002 to $54.8 million in 2003. Also contributing to higher cash flow was lower accounts receivable partially offset by a decrease in deferred revenue.

Cash Used In Investing Activities

Cash used in investing activities was $90.8 million for the nine months ended November 30, 2003, an increase in investment of $40.9 million compared to the comparative period in the prior fiscal year. During the nine months ended November 30, 2003, we increased our net investment in short-term investments and increased our investment in fixed assets as compared to the same period in the prior fiscal year. In the nine months ended November 30, 2003, purchases of short-term investments, net of maturities, were $72.0 million compared to $38.6 million for the same period in the prior fiscal year. During the nine month period ended November 30, 2003, additions to fixed assets were $18.3 million as compared to $11.3 million for the corresponding period in fiscal 2003

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $24.7 million for the nine months ended November 30, 2003, compared to a use of cash in financing activities of $15.6 million during the comparative period of the prior fiscal year. We issued 1,769,000 common shares, valued at $27.0 million, during the nine months ended November 30, 2003, compared to the issue of 755,000 shares valued at $9.8 million during the corresponding period in the prior fiscal year. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers and directors. Financing activities for the nine-month period ended November 30, 2003 did not include the repurchase of shares in the open market. Comparatively, we repurchased 910,000 shares at a value of $20.0 million in the corresponding period in the prior fiscal year.

In October 2002, we adopted a program that enabled us to purchase up to 4,398,820 common shares (not more than 5% of those issued and outstanding) between October 9, 2002 and October 8, 2003. Purchases were made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. This program did not commit us to make any share repurchases. All repurchased shares were cancelled. The share repurchases in the nine-month period ended November 30, 2002 included shares purchased as part of an open market share repurchase program, as well as shares purchased under our secondary offering of common shares.

In October 2003, we adopted a program that enables us to purchase up to 4,468,639 common shares (not more than 5% of those issued and outstanding) between October 9, 2003 and October 8, 2004. Purchases can be made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares will be cancelled.

Contracts and Commitments

We have an unsecured credit facility. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $12.5 million (U.S.$9.6 million), subject to certain covenants. As of November 30, 2003 and 2002, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. As a result, the exchange gains or losses recorded on translation of the subsidiaries financial statements are partially offset by gains and losses attributable to the applicable foreign exchange forward contract. Realized and unrealized gains and losses from effective hedges are not included in income but are shown in the cumulative translation adjustment account included in other comprehensive income. Typically, the forward contracts are between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. We enter into these foreign exchange forward contracts with a major Canadian chartered bank, and therefore we do not anticipate non-performance by this counterparty. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of November 30, 2003, we had foreign exchange forward contracts, with maturity dates on or before February 26, 2004, to exchange various foreign currencies in the amount of $28.6 million, the fair value of which are immaterial.

As consideration for a patent litigation settlement agreement with Business Objects, we agreed to pay the sum of $24.0 million. Of this amount, $15.3 million was paid during fiscal 2003 and $5.3 million was paid during the nine months ended November 30, 2003. The remaining principal amount will be paid equally over the next two quarters and is included in accrued charges.

In connection with the acquisition of Adaytum, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for abandoning leased premises of Adaytum and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. During the nine months ended November 30, 2003, the total cash payments made in relation to the accrual were $3.7 million, and cash payments remaining at November 30, 2003 were $3.9 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2004. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

We have never declared or paid any cash dividends on our common shares. Our current policy is to retain our earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in Cognos.

Given our historical profitability and our ability to manage expenses, we believe that our current resources are adequate to meet our requirements for working capital and capital expenditures through the foreseeable future.

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

As a result of our international operations a substantial portion of our assets and liabilities is held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries, typically between the U.S. dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar.

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

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern to continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the following fiscal year. In addition, in each quarter we typically close a larger percentage of sales transactions near the end of that quarter. Because our quarterly and annual operating results may be significantly affected by large, enterprise-wide sales, our inability to close one or more such sales before the end of the applicable period may adversely affect our operating results. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the price of our common shares may fall. Our quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

o	our ability to achieve and maintain revenue growth or to anticipate a decline in revenue from any of our products;

o	the impact of global economic conditions on our sales cycle;

o	our ability to obtain and close sales, particularly large enterprise transactions;

o	changes in product mix and our ability to anticipate changes in shipment patterns;

o	our ability to identify and develop new technologies and to incorporate those technologies into new products;

o	our ability to select appropriate business models and strategies;

o	our ability to position ourselves to achieve growth;

o	our ability to identify, hire, train, motivate, and retain highly qualified personnel, and to achieve targeted productivity levels;

o	our ability to identify, develop, introduce, and deliver in a timely manner new products and enhanced versions of our existing products which anticipate market demand and address customer needs;

o	market acceptance of business intelligence software and of new products and enhanced versions of our existing products;

o	our ability to establish and maintain a competitive advantage;

o	changes in our pricing policies or those of our competitors and other competitive pressures on selling prices;

o	size, timing, and execution of customer orders and shipments, including delays, deferrals, or cancellations of customer orders;

o	number, timing, and significance of product enhancements and new product and technology announcements by us or by our competitors;

o	our reliance on third-party distribution channels as part of our sales and marketing strategy;

o	the timing and provisions of pricing protections and exchange from our distributors;

o	changes in foreign currency exchange rates; and

o	our ability to enforce our intellectual property rights.

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

During these long sales and implementation cycles, events may occur that affect the size or timing of the order or even cause it to be cancelled. For example:

o	purchasing decisions may be postponed, or large purchases reduced, during periods of economic uncertainty;

o	we or our competitors may announce or introduce new products; or

o	the customer’s own budget and purchasing priorities may change.

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

Our tax returns are subject to review by both domestic and foreign taxation authorities. As the results of these reviews bear a measure of uncertainty and take some time to complete, we must make estimates and judgments as to the impact of taxes on our results. Although we believe our estimates are appropriate, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may affect our financial position.

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

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. We expect our existing competitors and future competitors to continue to improve the performance of their current products and to introduce new products or new technologies. The business intelligence market may continue to consolidate by merger or acquisition. As well, competition may increase by the entry or expansion of other software vendors into this market. These competitors may have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. New product introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

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

The FASB and other financial accounting standard-setting bodies internationally are currently addressing issues related to stock-based payments, and alternative methods of valuing those payments. The goal of these activities is to develop one set of international accounting pronouncements for share-based payments. We expect those accounting pronouncements to require a method which requires us to expense the fair value of stock-options. This would require us to report increased expenses in our income statement, and a reduction of our net income and earnings per share. The impact of applying a fair value method is disclosed in Note 3 of the Condensed Notes to the Consolidated Financial Statements.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and nine months ended November 30, 2003, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, we enter into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. The forward contracts are typically between the United States dollar and the British pound, the euro, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of November 30, 2003, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)	Changes in internal control over financial reporting.

There has been no significant change in our internal control over financial reporting during the quarter ended November 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act of
1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act of
1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The
Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The
Sarbanes-Oxley Act of 2002
99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with
Canadian Generally Accepted Accounting Principles
99.2	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b)	Reports on Form 8-K

The Corporation filed a Form 8-K on September 24, 2003 pursuant to Items 7 and 12, Financial Statements and Exhibits and Disclosure of Results of Operations and Financial Condition, respectively. This Form 8-K related to the release of the Corporation’s results for the second quarter of fiscal 2004 ended August 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

January 9, 2004	/s/ Tom Manley

Date	Tom Manley
Senior Vice President, Finance & Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.1	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act of
	1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54

31.2	Certification Pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	55

32.1	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The
	Sarbanes-Oxley Act of 2002	56

32.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The
	Sarbanes-Oxley Act of 2002	57

99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with
	Canadian Generally Accepted Accounting Principles	58-69

99.2	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement	70-71