Form 10-K
period 2004-02-29
COGNOS INC
filed 2004-04-29
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended FEBRUARY 29, 2004

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

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares on the Nasdaq National Market on August 29, 2003, the last business day before the end of our second quarter of fiscal 2004, was approximately US$2,740,000,000.

As of April 15, 2004, 90,077,179 Common Shares, without nominal or par value, were outstanding.

continued….

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission and Canadian Securities regulators in connection with the solicitation of proxies for the Corporation’s Annual and Special Meeting of Shareholders to be held June 23, 2004 are incorporated by reference into Part III of this Form 10-K.

REPORTING CURRENCY

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

TRADEMARKS

Cognos, the Cognos logo, Cognos Axiant, DecisionStream, Impromptu, NoticeCast, PowerHouse, PowerPlay, and ReportNet are trademarks or registered trademarks of Cognos Incorporated in the United States and/or elsewhere. All other trademarks or trade names referenced to in this Annual Report on Form 10-K are the property of their respective owners.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	1-13
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	87-90

Signatures		91

PART I

ITEM 1.    BUSINESS

OVERVIEW

Cognos Incorporated, a Canadian corporation founded in 1969, is a global leader in business intelligence (BI) and corporate performance management (CPM) software solutions. Our solutions help improve business performance by enabling planned performance management, supported by effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, customers can plan and manage the performance of all aspects of their business and gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, accelerate corporate response times and, ultimately, increase revenues and profits. Our integrated solutions consist of our suite of BI components, analytical applications, and performance management applications.

In fiscal 2004, we continued to invest in our BI solutions which are the foundation of our CPM vision. In May 2003, we shipped Cognos ReportNet™, our new enterprise reporting software that provides coverage for both production and business reporting. In July 2003, we announced Cognos Metrics Manager 2.0, our next-generation scorecarding software for metrics management and interactive scorecarding and, in February 2004, we shipped Cognos Metrics Manager 2.1. Also in February 2004, we announced Cognos Enterprise Planning Series Version 7.2, our solution for planning and budgeting.

Our customers can strategically apply our software solutions across their extended enterprise to address their need for CPM. By allowing timely analysis of data from disparate systems, CPM enables organizations to measure execution against business strategy to ensure the two are aligned at all levels. Our solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, reporting, analysis, and scorecarding products.

Our integrated solutions provide a scalable and secure web-based environment that is easy to use and deploy across the extended enterprise, which includes the organization, its customers, suppliers, and partners. The component-based nature of our software allows customers to purchase functionality that fits their particular needs and allows them to easily expand their capabilities as required.

We focus on developing direct relationships with Global 3500 companies and large public sector organizations. Our direct sales force generated approximately 73% of our software license revenue for our fiscal year ended February 29, 2004. At yearend, we had 51 sales offices in 17 countries. In addition, we offer our customers a broad range of support and consulting services aimed at providing the highest level of customer satisfaction.

We have an extensive and expanding global customer base with over 22,000 customers located in more than 135 countries. In fiscal 2004, we had total revenue of $683.1 million, of which approximately 58% was derived from sales in The Americas, 33% from sales in our Europe Region, and 9% from sales in our Asia/Pacific Region. For financial information about geographic areas, see “Note 14. Segmented Information” in the Notes to the Consolidated Financial Statements contained in Item 8.

PRODUCTS

Our integrated solutions consist of our suite of BI components, analytical applications, and performance management applications. These components are supported by software services for administration, deployment, integration, and extraction, transformation, and loading (ETL).

BI Components

Our BI solution is comprised of highly-scalable component-based software that facilitates all BI activities, including reporting, query, analysis, visualization, and event management across the extended enterprise. Our BI components are based on proprietary applications which offer the following functions:

Query & Reporting.    Cognos ReportNet is the newest component of our BI solution. Built on a new state of the art architecture, Cognos ReportNet is our next-generation web-based query and reporting product that has been developed to specifically satisfy all enterprise reporting requirements. It delivers production reports such as invoices and statements as well as ad hoc query, managed reports, and a broad range of business reports. This new architecture is designed to provide high scalability and openness integrating with and leveraging customer’s existing infrastructure. It is based on industry standards such as XML, SOAP, and WSDL and is the foundation for future solution component releases.

Our pre-existing reporting component is Impromptu® Web Reports. Customers can author, manage, and broadcast sales results, inventory figures, financial updates, and other regularly scheduled reports that are distributed to a large web-based community of users. Reports can be rendered and viewed by users in a variety of outputs, such as CSV, Excel, or Adobe PDF files.

Our pre-existing query component, Cognos Query, presents users with a simple view of various databases, allowing them to quickly and easily navigate corporate data. This engine allows users to run predefined queries or build ad hoc queries. The software uses hyperlinks to allow users to jump from query to query to see related information, such as customer details, sales orders, or detailed records.

Customers can continue to purchase Impromptu Web Reports and Cognos Query. We continue to update Impromptu Web Reports and Cognos Query, to reflect the changing requirements of our large customer base. For customers wanting to migrate their existing Impromptu Web Reports and Cognos Query reporting applications to Cognos ReportNet, we offer service packages and migration tools. From a licensing perspective, we have developed a migration program that enables supported customers to trade like-for-like functionality.

Analysis.     Our analysis component is Cognos PowerPlay®, which delivers on-line analytical process (OLAP) reporting and analysis. Users can perform their own ad hoc analysis by investigating, in any combination and at any level, the critical success factors that drive their business. PowerPlay’s single application component architecture allows organizations to deploy and manage on-line analytical processes from a central point of control. Through the web, Windows, or Excel, users are able to access multidimensional data and use PowerPlay for analysis and reporting. Users can manipulate information by “drilling down” through layers of summary information in successively greater levels of detail and can present the information in multiple graphical displays. Cognos PowerPlay 7.2, which was released at the end of fiscal 2003, is fully integrated with Cognos ReportNet and uses the same user interface standards for a seamless user experience across our BI components.

Visualization.     With Cognos Visualizer, our visualization component, users can see complex business relationships and the interplay between factors that drive a company’s business. This web-based component delivers advanced visualization graphics, Six Sigma charts, animation, and mapping for stand-alone use and for embedding in Cognos BI applications such as Cognos ReportNet dashboards.

Event Management.    Our event management component is Cognos NoticeCast®. Cognos NoticeCast can monitor changes to time critical content and then send an email notification to users. Users can define alert criteria themselves to monitor events such as changes in key performance indicators and operational data, and updates to reports. Along with the notification, users receive BI content that gives context to decision making.

Analytical Applications

A trend in the market for BI is the demand for pre-packaged solutions that shorten time to implementation and results. We have developed our analytical applications as an integrated set of applications to make it easy for customers to combine appropriate capabilities and to deploy them quickly. Our analytical applications are flexible and extendible because they are built upon the foundation of our BI components. Customers are able to change models, create new reports, and perform new analyses by using our BI components in conjunction with our analytical applications. These applications reduce the time, effort, and cost required for an organization to gain a competitive advantage from BI and can help it realize returns on investment from operational applications such as enterprise resource planning, customer relationship management, and supply chain management implementations more quickly.

With our analytical applications, users gain access to their organization’s key information through more than 50 areas of analysis, answers to more than 2,900 critical business questions, over 650 key performance indicators, and over 400 reports in seven areas of the business: accounts receivable, accounts payable, general ledger, inventory, procurement, production, and sales. These coordinated, departmental-specific analytical applications allow users to build an enterprise-wide view of their organization incrementally and strategically.

Our analytical applications are based upon our CPM foundation, which is a data source independent data warehouse model, designed through years of applying our best-practices approach. Our solution is designed to extend the value of a customer’s enterprise resource planning (ERP) system, transforming operational data into consistent, reliable information optimized for reporting and analysis. During fiscal 2004, we continued to invest in research and development activities for our analytical applications, including the release in December 2003 of Version 1.6 of our analytic applications. This release added support for metrics and integration with Cognos Metrics Manager, Cognos ReportNet, and Cognos Series 7 Version 2.

Performance Management Applications

In our solution for CPM, we offer products that address the need for organizations to link reporting and analysis to organizational goals and strategy. These applications span company functions and processes and define the parameters for performance in scorecards, plans, and budgets.

Scorecarding.     In July 2003, we announced Cognos Metrics Manager 2.0 which brought new functionality to our next generation scorecarding and metrics management software. In February 2004, we shipped a follow up version Cognos Metrics Manager 2.1. With Cognos Metric Manager, users can view and interact with scorecards that contain key performance metrics and can analyze each metric individually in order to understand the drivers of performance. By linking the company’s strategy and goals to execution through metrics, users get a clear picture of the performance of the whole business. In addition, metrics are linked to the BI layer for further reporting and analysis.

Planning and Budgeting.    In February 2004, we launched Cognos Enterprise Planning Series Version 7.2 with additional customer-driven functionality, technical enhancements, and further interoperability with our enterprise BI solution and scorecarding. The Cognos Enterprise Planning Series combines Cognos Enterprise Planning and Cognos Finance into one financial suite that delivers budgeting, planning, forecasting, accounting consolidation, and financial reporting. The solution delivers capabilities that help customers drive, monitor, and report on financial performance:

•	flexible modeling for a variety of financial and non-financial planning based on business measures, ratios, and sophisticated calculations under the control of financial planners;

•	collaboration with workflow to extend the planning process across the organization, with business managers controlling their own business plans in the context of an overall corporate plan; and

•	high participation and ease of use so that users can enter, analyze, and adjust plan data and model parameters in any way, including top-down analysis or using break-back calculations, which fill in values to arrive at a set total.

The solution enables business and financial managers to collaborate to define the scope of their plan, including restructuring and re-organizing, using zero-based budgeting or providing a starting point based on the previous year’s trends, as well as providing up-to-date results. Managers can collaborate and delegate planning details to lower-level managers to receive a complete and detailed financial view, making the process of gathering information and distributing it to relevant stakeholders easy to administer. In addition, the solution integrates up-to-date data when available from other systems with user-supplied forecasts and the overall enterprise plan. Through its consolidation engine, the solution supports global enterprises by providing a unified view of performance, in multiple currencies, and performs the necessary roll-up, eliminations, allocations, and adjustments required as a part of the consolidation and external financial reporting process.

Management and Integration Software Services

Across our BI components, analytic applications, and performance management applications, we provide software services for administration, deployment, integration, and ETL to deliver highly integrated and expandable solutions. Customers who purchase one of our solution components are also provided with the software services for administering and deploying as integrated parts of the solution. With these software services, our customers can more quickly and easily deploy the server-based capabilities to users. In addition, this approach facilitates a customer’s ability to add new capabilities because additional components can be easily plugged into the existing software services. This flexibility is critical as customers’ requirements change and as we introduce new capabilities to our solutions. Our software services consists of the following:

•	administration services;

•	deployment services;

•	integration services; and

•	data ETL services.

These services operate in an integrated environment. The scalability of the architecture allows organizations to deliver BI applications to a large and broad user community across the extended enterprise.

Administration Services.    Our administration services allow IT managers to manage and maintain installation and configuration of our servers. In addition, we provide data modeling that drives consistency and adaptability of our solution. Our modeling is designed to present information stored in corporate databases in a consistent format. This ensures that every manager has a common foundation for evaluating business performance and making key business decisions. Each manager can be provided with a personalized view of information, as well as a common view of business performance that permits the rapid coordination of management decisions and actions. In addition, common business rules, calculations, and goals, such as the definitions of profitability, cash flow, and return on investment, are visible and shared by all users, which ensures that every manager has a consistent view of the business.

Deployment Services.    Our deployment services provide security and content delivery and management for users across the extended enterprise. With our security, IT managers can address both authentication, which confirms the user’s identity, and authorization, which determines what information users have the right to view. And with open security standards, Cognos security can be easily integrated with other enterprise security systems. Our own portal services for content delivery and management can be customized to fit seamlessly in an existing company portal or intranet/extranet environment and is designed to ensure that each user views only the content they have authority to access. It can be customized to present application content in a format that is familiar and appropriate to each user and also allows for sharing of information and collaboration among many users.

Integration Services. Our integration services provide the ability to integrate with and leverage customers’ existing applications and infrastructure. Based on web-services, leveraging industry standards including XML, SOAP, and WSDL, we provide an open environment for external enterprise application integration, customization, and automation of many aspects of our solution. Standards-driven, fully-documented application program interfaces allow customers to customize their applications to best serve their users’ needs.

ETL Services.    Our ETL service, Cognos DecisionStream™, is optimized for modeling, transforming, and creating high-speed, scalable analytical data warehouses that have embedded knowledge of the BI applications they will serve, thereby enabling faster deployment and user acceptance of these applications. Our ETL services and BI components work together to ensure that many of the calculations and analytic operations can be performed at the database level, which can dramatically improve response time and network traffic loads. Companies can build analytical data warehouses that span the extended enterprise, ensuring consistency and rapid adoption of changes. This service forms the basis for our analytic applications and is the critical component for information consistency for CPM.

Application Development Tools

We have a legacy line of products based on application development products marketed under the PowerHouse®, PowerHouse Web, and Axiant® names, which represented approximately 4.3% of our total revenue for the fiscal year ended February 29, 2004. PowerHouse is an application development environment that enables customers to quickly develop complex business applications. We believe there has been a fundamental shift over the past several years away from application development environments towards packaged solutions. The large majority of organizations now choose to buy their next generation of business systems, rather than attempt to build these corporate applications internally. Our strategy for this mature part of our business is focused on maintaining the product and supporting our existing customers. Product support is the largest source of revenue from these customers, and as a result, we expect to continue to update our application development products to reflect the changing requirements of our customers. We expect our revenue from application development tools to continue to decline as customers focus on the next generation of our CPM solution.

GLOBAL CUSTOMER SERVICES

Support, consulting, and training services are a critical part of our BI, analytic applications, and performance management solutions. We offer a wide variety of packaged and on-demand services to assist our customers with the installation, deployment, and effective use of our solutions. As customers increase the deployment of our products throughout the extended enterprise, we believe that our customers will increasingly demand additional services. Growth in our services revenue is highly correlated with increases in our license revenue, and our ability to deliver services in a timely and effective manner is a large and expanding part of our complete solution.

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

Training Services

Customers typically require specific training when they purchase our solution. In addition, we believe that customer training helps maximize the potential productivity gains from our products. We provide classroom training at Cognos training centers and on-site at customer locations. We also offer a suite of e-learning courses available for download from our Global Customer Support web portal, or for delivery to customers on CD. We offer courses on individual product components as well as courses on a solution approach. All of our training products can be customized to incorporate a customer’s corporate data to enhance and accelerate their learning experience.

CUSTOMERS

Over 22,000 customers located in more than 135 countries have deployed our BI, analytic application, and performance management solutions. Our primary target market is Global 3500 companies and large public sector organizations. We also license our products to a broad base of small and medium-size organizations.

Although our software solution is a complete solution for the extended enterprise, our customers typically purchase in stages. The first stage usually involves the purchase of a component of our solution to address a particular departmental requirement. The second stage usually involves purchases by other departments within that organization, often for applications that are closely related to the initial purchase, or purchases of additional components by the same department, or the addition of more users of the initial implementation. In many cases, there are a number of purchases in several departments of an organization before a customer makes the decision to standardize and deploy our solution on an enterprise-wide basis. Sometimes these tactical purchases involve product from other vendors. Companies are realizing a total cost of ownership opportunity by standardizing on a single vendor. Throughout the sales cycle, we work closely with our customers in the design of new products and the evolution of existing solutions.

We view our large customer base as a significant asset. Because our services make it easy for customers to add new capabilities to the established infrastructure, our current customer base represents a significant market for additional BI, analytical application, and performance management sales. Typically, customers deploy our solution to a limited number of potential users in the first stage, providing significant revenue opportunities for additional sales.

Our solution can be deployed across all industries. Data-intensive businesses, such as financial services, insurance, healthcare, and government, as well as industries that are under competitive pressure to continually improve their business processes, such as retail, automotive, consumer packaged goods, and other manufacturing companies, have been the leaders in adopting enterprise-wide solutions. We have a broad customer base with no single customer accounting for 10% or more of our total revenue in any of the last three fiscal years.

SALES AND MARKETING

We use an international, multi-tiered channel distribution system to reach customers on a cost–effective basis. We support these channels with an extensive organization of pre-sales and post-sales technical specialists. Our worldwide sales and marketing organizations are managed from our Burlington, Massachusetts location.

Sales Channels

The principal elements of our distribution system are as follows:

Direct Sales.    We use a direct sales force in all major markets as the primary channel for distribution. Our direct sales force generated approximately 73% of our software license revenue for fiscal 2004. We believe our quota-carrying direct sales force increases our visibility and market penetration, ensures long-term customer contact, and facilitates sales of additional products. As the demand for enterprise-wide BI solutions grows, we intend to increase our targeting of the senior executives of organizations as purchasing decisions for our products are often made at the senior level. We believe that a direct sales force is more effective than third-party sales channels because of the importance executive officers place on relationships when making purchasing decisions. As of February 29, 2004, we employed approximately 304 sales representatives in 51 sales offices located in 17 countries.

Third Parties.    In order to extend our coverage, we market our products through third-party channels, which include resellers, value-added resellers, original equipment manufacturers (OEMs), system integrators, and distributors. Examples include:

•	OEMs such as CODA, Deltek, Fujitsu, Manugistics, MAPICS, Onyx, PeopleSoft, Sungard, and Teradata.

•	Systems Integrators such as IBM Global Services, Deloitte Consulting, Accenture, Cap Gemini Ernst &Young, and BearingPoint.

•	Solution Providers such as CD Group, Fidelity Information Services, ITT Fiserv, John Daniel Associates, and PWC (Real Estate Practice).

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

Technology Partners.    Our technology partners consist of industry-leading database, server, OLAP server, internet, and connectivity technology companies, including Ascential, Hewlett-Packard, IBM, Microsoft, Oracle, Sun, and Teradata. We also engage with enterprise application partners such as PeopleSoft and SAP. We partner with these companies to ensure that our solution is compatible with their products.

Consulting Partners.    Our services partners consist of accounting firms, large consulting firms, system integrators, information technology consulting organizations, and certified resellers, including: IBM Global Systems, Accenture, Deloitte Consulting, Cap Gemini Ernst & Young, and BearingPoint. These companies implement BI and data warehousing solutions.

These marketing and technology relationships also provide us with the opportunity to market our products together with other packaged solutions. We believe that solution-selling can shorten sales cycles and increase our sales opportunities.

We also participate in cooperative marketing and technology programs with hardware, software, and database vendors, including the following program roles: Hewlett-Packard Developer and Solution Partner Program, IBM PartnerWorld for Developers member, Microsoft Data Warehousing Alliance Partner, Microsoft Certified Partner, Oracle Partner Network Certified Level Partner, SAP Technology and Content Partner Program, SAP Software Partner Program with Certified Integration, PeopleSoft Partner Connection Certified Software Partner, Plumtree Technology Partner, Blackberry ISV Partner, Macromedia ISV/Alliance Partner, BEA Star Partner Program, Sun Developer Connection Partner Program, SunTone Certified, Sun iForce Partner Program, and Sybase Open Solutions CODE Partner.

Marketing

We recognize the importance of a complete and focused marketing effort. We divide our marketing organization between corporate marketing and field marketing. These two groups are coordinated to provide a consistent market message and presence and effective market coverage for Cognos, which includes targeted marketing and programs to vertical industry and functional departments such as IT and Finance. Our corporate marketing focuses on increasing “Cognos” brand awareness and visibility through advertising, events, sponsorship, our corporate website, and sales collateral. This team also has responsibility for sales effectiveness programs including sales training, competitive analysis, and our strategic account programs. These corporate functions are managed from our Burlington, Massachusetts office, with the majority of staff in Ottawa, Ontario, Canada. We have deployed our field marketing organization throughout the world. This group is responsible for sales lead generation and local marketing programs, such as trade shows, seminars, direct mail programs, and user group meetings and conferences, to help ensure local visibility and healthy sales pipelines.

RESEARCH AND DEVELOPMENT

We believe that our talented and experienced research and development staff is one of our core strengths. Our research and development efforts are aimed at enhancing and extending our existing BI solution, our performance management solution, and creating new products. As of February 29, 2004, our research and development staff consisted of more than 800 employees. Research and development is undertaken primarily at our corporate headquarters in Ottawa, Ontario, Canada, and also at our facilities in Minneapolis, Minnesota; Princeton, New Jersey; and London, Twickenham, Guilford, and York in the United Kingdom. We had research and development costs of $91.2 million, $78.1 million, and $74.6 million in fiscal 2004, 2003, and 2002, respectively.

During fiscal 2005, we are investing in the research and development of corporate performance management solutions, particularly those solutions that support our strategy of meeting the needs of the extended enterprise. These investments will include our next-generation application architecture, the development of new BI, planning, and scorecarding products, and application packages. We will continue the development of business-to-business solutions using Corporate Performance Management to extend the enterprise to incorporate the supply chain and the relationship with an enterprise’s customers.

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

COMPETITION

The CPM market is highly competitive. Our competitors include other BI vendors; vendors of performance management solutions; and vendors of enterprise application systems. Because the CPM market is composed of many market segments, we compete with large diversified vendors who offer products in numerous market segments; and other companies that may in the future announce offerings of CPM products. Factors that affect our competitive position include the method of distribution, functionality, support and service, ease of use, price, training, vendor stability, and experience. Due to the breadth of our BI solution, we encounter many competitors who focus on one or more areas within our overall offering. Our products compete directly and indirectly against various products, depending on user needs and computing environments.

There are several broad categories of competitors:

Vendors of Enterprise BI Suites.     These vendors manufacture and sell a set of BI products covering reporting, query, analysis, scorecarding, dashboarding, and alerts/event notification and include Business Objects and Hyperion Solutions.

Vendors of Production Reporting Environments.    These vendors manufacture and sell products that are designed to execute and distribute large numbers of complex reports to many users. Competitors in this area include Actuate and Microsoft.

Vendors of Multidimensional Analysis Tools.    These vendors manufacture and sell products that enable users to view, explore, and analyze a summarized view of their business using OLAP technology, and include Hyperion Solutions and MicroStrategy.

Database Management Vendors.     Some database vendors have tools that are included with their database environment that can be used for query and reporting, as well as some OLAP functionality. These vendors include Informatica, Oracle, and Microsoft.

Vendors of Performance Management Solutions.    These vendors manufacture and sell tools that enable companies to manage business performance through dashboard and scorecarding applications, and include CorVu, PBViews, Hyperion Solutions, and Open Ratings.

Vendors of Financial Planning and Budgeting Software.    These vendors manufacture and sell products that automate the planning and budgeting process and include Hyperion Solutions, GEAC, Cartesis, Longview, and OutlookSoft.

Vendors of Enterprise Application Systems.    As the Enterprise Application software market’s growth slows, Enterprise Application vendors are looking for other areas to extend the value of their customers’ investments. Some Enterprise Application vendors are introducing product lines as extensions of their ERP and CRM systems in the areas of analytics and performance management. These vendors include SAP, Oracle, PeopleSoft, and Siebel.

Our products are complementary with the products of many of the above-named competitors, and as a result, we have cooperative marketing relationships with some of these vendors, including Oracle, SAP, and Microsoft. We expect that both our current competitors and new competitors will continue to improve the performance of their products and to introduce new products or new technologies that reduce costs and improve performance characteristics.

INTELLECTUAL PROPERTY

In accordance with industry practice, we rely upon a combination of contract provisions and patent, copyright, trademark, and trade secret laws to protect our proprietary rights in our products. We license the use of our products to our customers rather than transferring title to them. These licenses contain terms and conditions prohibiting the unauthorized reproduction, disclosure, or transfer of our products. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers, employees, and consultants. Although we intend to protect our rights vigorously, there can be no assurance that these measures will, in all cases, be successful.

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

EMPLOYEES

As of February 29, 2004, we had 2,904 full-time permanent employees. We believe that our future success will depend, in part, on our ability to continue to identify, hire, motivate, and retain skilled and experienced personnel. In the software industry, notwithstanding the recent overall downturn in the economy, there is a high demand for such employees. Historically, we have been successful in recruiting and retaining sufficient numbers of qualified personnel.

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

NAME	AGE	POSITION

Renato (Ron) Zambonini	57	Chief Executive Officer and Director
Robert G. Ashe	45	President and Chief Operating Officer
Tom Manley	45	Senior Vice President, Finance & Administration and Chief Financial Officer
Peter Griffiths	40	Senior Vice President, Products
David Laverty	48	Senior Vice President, Global Marketing
Tony Sirianni	44	Senior Vice President, Worldwide Field Operations
Jack Thomas	49	Senior Vice President, Asia Pacific Field Operations
Ad Voogt	47	Senior Vice President, European Field Operations

Mr.  Zambonini was appointed Chief Executive Officer (CEO) of Cognos in September 1995. Mr. Zambonini has also served as President from January 1993 until April 2002 and was elected to the Board of Directors in June 1994. Mr. Zambonini previously served as Chief Operating Officer of Cognos from January 1993 to September 1995. Mr. Zambonini joined Cognos in September 1989. Mr. Zambonini has announced that he will be retiring from his CEO position effective at Cognos’ annual meeting of shareholders on June 23, 2004. He will be nominated for reelection to the Cognos Board of Directors at the June 23, 2004 shareholders meeting and, upon his reelection, the Board intends to appoint Mr. Zambonini as Chairman of the Board of Directors.

Mr.  Ashe was appointed President and Chief Operating Officer on April 10, 2002. Mr. Ashe previously served as Senior Vice President, Chief Corporate Officer of Cognos from May 2001 until April 2002; as Senior Vice President, Worldwide Customer Services from July 1999 to May 2001; as Senior Vice President, Products from May 1997 to July 1999; and as Senior Vice President, Application Development Tools from April 1996 to May 1997. Mr. Ashe joined Cognos in September 1984. Mr. Ashe will become CEO effective June 23, 2004 following the retirement of Mr. Zambonini. Mr. Ashe will also be nominated for election to the Cognos Board of Directors at the June 23, 2004 shareholders meeting.

Mr.  Manley was appointed Senior Vice President, Finance & Administration and Chief Financial Officer in August 2001. Prior to joining Cognos, Mr. Manley was with Nortel Networks Corporation and served as Chief Financial Officer High Performance Optical Component Solutions from April 2001 to August 2001; Senior Vice President, Finance and Vice President, Finance, Carrier Packet Solutions from 1998 to April 2001; and Vice President, Finance, Broadband Networks from 1997 to 1998.

Mr.  Griffiths was appointed Senior Vice President, Products in April 2002. Mr. Griffiths served as Senior Vice President, Research and Development from February 2002 to April 2002; as Vice President, Research and Development from January 2001 to February 2002; and as Vice President, Decision Platform from June 2000 to January 2001. Prior to joining Cognos in 1998, Mr. Griffiths was Chief Executive Officer of Relational Matters, a company acquired by Cognos in 1998.

Mr.  Laverty was appointed Senior Vice President, Global Marketing in February 2002. Prior to joining Cognos, Mr. Laverty was with Surebridge Inc. as Vice President, Marketing from May 2000 until February 2002. He was with Lotus Development Corporation (a subsidiary of IBM) from 1990 until 2000 in a number of senior marketing roles, most recently as Vice President, Marketing – North America from 1997 to 2000.

Mr.  Sirianni was appointed Senior Vice President, Worldwide Field Operations in March 2003. He served as Senior Vice President, North American Field Operations from June 2000 to February 2003. He served as Vice President, North American Field Operations from April 1999 to May 2000; as Area Vice President, North American Partner Channels from December 1997 to March 1999; and Director, Desktop Partner Channels from March 1995 to November 1997. Mr. Sirianni joined Cognos in March 1994.

Mr.  Thomas was appointed Senior Vice President, Asia Pacific Field Operations in March 2003. He served as Vice President, Asia Pacific Field Operations from March 2000 to February 2003. He served as Vice President, North America Direct Sales from January 1998 to February 2000 and as Vice President, North America Partner Channels from March 1987 to December 1997. Mr. Thomas joined Cognos in 1984.

Mr.  Voogt was appointed Senior Vice President, European Field Operations in September 2001. He served as Vice President, European Operations from July 2000 to September 2001; and Vice President, Northern Europe from September 1995 to July 2000. Mr. Voogt joined Cognos in 1986.

Officers are appointed annually by, and serve at the discretion of, the Board of Directors.

WEB SITE POSTINGS

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available, free of charge, through our website, www.cognos.com. We make these reports available on our website as soon as reasonably practicable after we have electronically filed such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC), and we have confirmation that it has been made public by the SEC.

ITEM 2.    PROPERTIES

Cognos owns the buildings located at 3755 Riverside Drive, Ottawa, Canada, Cognos’ corporate headquarters. The total square footage of the Riverside facility is 269,000. The facility is located on approximately six acres of land which also includes a 220,000 square foot parking garage.

Cognos also conducts its operations from leased facilities totaling approximately 129,000 square feet in Canada, 246,000 square feet in the United States and Latin America, 178,000 square feet in Europe, and 46,000 square feet in Asia/Pacific.

ITEM 3.    LEGAL PROCEEDINGS

Cognos is not a party to any legal proceedings that, if resolved or determined adversely to Cognos, would have a material adverse effect on Cognos’ business, financial condition, and results of operation. Cognos, however, may become subject to claims and litigation in the ordinary course of business. In the event that any such claims or litigation are resolved against Cognos, such outcomes or resolutions could have a material adverse effect on Cognos’ business, financial condition, or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON SHARE INFORMATION

PRINCIPAL MARKETS

The Toronto Stock Exchange and The Nasdaq National Market are the principal markets on which our shares are traded.

Our common shares were first listed on The Toronto Stock Exchange on August 21, 1986, on The Nasdaq Stock Market on July 1, 1987, and on Nasdaq’s National Market on September 15, 1987. The stock symbol of our common shares on The Toronto Stock Exchange is CSN and on Nasdaq is COGN.

The following table sets forth the high and low sale prices, as well as the trading volume, for the common shares for the fiscal periods shown below:

	Nasdaq National Market			The Toronto Stock Exchange
	High	Low	Volume	High	Low	Volume
	(US$)	(US$)	(000s)	(Cdn$)	(Cdn$)	(000s)
Fiscal 2003
First Quarter	30.75	20.60	43,256	48.62	32.31	19,063
Second Quarter	24.26	15.90	40,557	37.07	25.10	17,357
Third Quarter	25.53	14.02	67,538	40.10	22.37	21,571
Fourth Quarter	26.18	20.22	61,704	40.75	32.00	19,932
Fiscal 2004
First Quarter	28.05	22.08	66,776	40.00	32.43	17,184
Second Quarter	32.48	25.77	66,880	43.91	35.53	15,949
Third Quarter	36.17	29.65	51,857	48.00	40.12	12,871
Fourth Quarter	34.66	28.49	58,455	45.05	38.01	17,068
Fiscal 2005
First Quarter	33.05	27.98	32,764	44.50	37.26	7,401
(through April 8, 2004)

SHAREHOLDERS

As of April 8, 2004, there were approximately 1,728 registered shareholders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common shares. Our current policy is to retain our earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in Cognos.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

The following Selected Consolidated Financial Data has been derived from our consolidated financial statements that have been audited by Ernst & Young LLP, independent chartered accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and related Notes, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On April 6, 2000, our Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, payable on or about April 27, 2000 to shareholders of record at the close of business on April 20, 2000. All historic consolidated results have been restated for the split.

YEARS ENDED THE LAST DAY OF FEBRUARY

	2004	2003	2002	2001	2000

	(US$000s except share amounts, U.S. GAAP)
Statement of Income Data
Revenue	$683,117	$551,036	$491,302	$495,652	$385,640

Operating income	116,959	98,773	19,787	79,718	74,952

Net income	$100,897	$ 73,144	$ 19,408	$ 64,260	$ 58,815

Net income per share
Basic	$1.13	$0.83	$0.22	$0.74	$0.68
Diluted	$1.10	$0.81	$0.21	$0.70	$0.67

Weighted average number of shares (000s)
Basic	89,325	87,936	87,807	87,324	85,972
Diluted	91,959	90,531	90,461	91,973	88,100

Balance Sheet Data (at end of period)
Working capital	$259,502	$128,864	$227,573	$197,673	$166,455
Total assets	827,471	658,551	522,152	495,592	377,803
Total debt	--	--	--	32	2,176
Stockholders’ equity	508,662	376,522	295,173	290,529	212,591

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the audited Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. MD&A contains forward-looking statements including statements concerning future revenues and earnings; product demand and growth opportunities; business outlook and business momentum; purchasing environment; new product introductions and customer reaction and acceptance of the Cognos ReportNet product; market positioning, business model and technology strategies and execution. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain revenue growth or to anticipate a decline in revenue from any of our products or services; our ability to develop and introduce new products and enhancements that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to compete in an intensely competitive market; our ability to select and implement appropriate business models and strategies; fluctuations in our quarterly and annual operating results based on historical patterns; tax rate fluctuations; the impact of global economic conditions on our business; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; and our ability to identify, pursue, and complete acquisitions with desired business results; as well as the risk factors discussed below and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

We prepare and file our consolidated financial statements and the MD&A in United States (U.S.) dollars and in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Consolidated financial statements and MD&A supplement in accordance with Canadian GAAP, in U.S. dollars, are also prepared and filed with this Annual Report on Form 10-K with various regulatory authorities and are made available to all shareholders.

ABOUT COGNOS

Cognos is a global leader in business intelligence (BI) and corporate performance management (CPM) software solutions. Our solutions help improve business performance by enabling effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, management believes that customers gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, reduce corporate response times and, ultimately, increase revenues and profits. Our integrated solutions consist of our suite of BI components, analytical applications, and performance management applications. Revenue from the sale of these solutions is grouped under BI revenue is this MD&A.

Our customers can also strategically apply our software solutions across their extended enterprise to address their need for CPM. By allowing timely analysis of data from disparate systems, CPM enables organizations to measure execution against business strategy to ensure that the two are aligned at all levels. Our integrated CPM solution helps customers drive performance through planning; monitor performance through scorecarding; and understand performance through BI.

Our revenue is derived primarily from the licensing of our software and the provision of related services for BI solutions. These related services include product support, education, and consulting. We generally license software and provide services subject to terms and conditions consistent with industry standards. For an annual fee, customers may contract with us for product support, which includes product and documentation enhancements, as well as tele-support and web-support.

2004 OVERVIEW

In fiscal 2004, we achieved solid results and met our corporate goals of strong revenue growth, careful expense management, increasing profitability, and continued positive cash flow performance.

Operating Performance

Total revenue for fiscal 2004 was $683.1 million, up 24% from $551.0 million in fiscal 2003. License revenue grew by 16% from the previous fiscal year. These increases are attributable to the strength of our product portfolio including the first full year of our Cognos Enterprise Planning series (formerly Adaytum Enterprise Planning) and the introduction of Cognos ReportNet. Also contributing to the increase was strong execution by our direct sales force as demonstrated by increases in average order size and in the number of large transactions. Support revenue increased to $274.3 million from $211.6 million, an increase of 30% as we continue to experience excellent renewal rates and growth associated with the current year’s license revenue. The appreciation of foreign currencies relative to the U.S. dollar also had a positive impact on our total revenue.

Net income for the year was $100.9 million or $1.10 per share compared to net income of $73.1 million or $0.81 per share last fiscal year. Net income for fiscal 2004 was favorably impacted by a reduction in our effective tax rate to 16% from 30% in fiscal 2003 resulting primarily from the conclusion of tax audits as well as increased investment tax credits (ITCs) due primarily to changes in government administrative practices regarding the type of expenses eligible for ITCs.

Our balance sheet continues to be strong, ending fiscal 2004 with cash, cash equivalents, and short-term investments of $388.2 million, an increase of $146.0 million from the previous fiscal year.

A number of factors indicate the market’s acceptance of our vision of CPM. These factors include an increase in the number and size of large transactions; an increase in enterprise-wide deployment of BI products as companies look to standardize on one platform; the growth of our relationships with some of the world’s largest companies; and the increasing commitment of our strategic partners to build practices around our software solutions.

We signed thirty-seven contracts in excess of one million dollars during fiscal 2004, an increase of 76% from the previous fiscal year. The number of contracts greater than $200,000 – an indicator of enterprise-scale investment and a foundation for future growth – was also at a Cognos all-time high. We believe this increase in the number of large contracts indicates the continual growth and deepening strategic importance of BI within our customers’ businesses.

We completed the integration of Adaytum, Inc. (Adaytum)’s enterprise planning software into our product offerings, demonstrating that the combination of a strong planning solution with our own suite of BI products could deliver a complete CPM solution.

Economic and Market Factors

Although we are seeing signs of an improving economy, sales cycles for larger transactions continue to remain extended. As our average transaction size increases, buying cycles become longer, since large transactions typically require greater scrutiny by our customers.

We continue to see tight management of information technology (IT) spending, however, the demand for CPM solutions appears to be an area of focus for large organizations. As corporations look to standardize on one BI platform and better align their strategy with operations, we are seeing more interest from the CEO and CFO levels in IT spending. We believe companies want to standardize on a single BI platform, not only as a cost cutting measure but also to improve revenue performance and gain efficiencies from implementing, maintaining, and using a single solution.

In September 2003, we launched Cognos ReportNet in order to improve our product offerings and better meet this demand for standardization. Cognos ReportNet is a new and innovative web-based enterprise query and reporting solution that delivers, from a single architecture, production reports such as invoices, statements, and statutory reports, as well as ad hoc query, managed reports, and a broad range of business reports. Though it was released partway through the fiscal year, Cognos ReportNet delivered license revenue of $51.2 million for fiscal 2004.

Outlook for 2005

In fiscal 2005, we plan to build on our success of 2004. We expect to increase our revenue and earnings and enhance our standing in the market place by capitalizing on our leadership position in the emerging CPM market. We believe that the growth in order size experienced in fiscal 2004 is an indication that we are also well positioned to capitalize on the trend towards standardization in BI solutions.

We will continue to focus on creating innovative new products. We expect to launch a new version of our Cognos Series 7 platform in the upcoming year as well as a new series of our product suite built on a web-based platform similar to ReportNet.

On March 25, 2004, we announced the retirement of Mr. Ron Zambonini as CEO of the Corporation effective June 23, 2004. Mr. Zambonini will be nominated for reelection to the Cognos Board of Directors at the shareholders meeting to be held on that date and, upon reelection, the Board intends to appoint Mr. Zambonini as Chairman of the Board of Directors. Mr. Rob Ashe, currently President and Chief Operating Officer of Cognos, will become CEO effective June 23, 2004 and will be nominated for election to the Cognos Board of Directors at the shareholders meeting.

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

The following critical accounting policies and significant estimates are used in the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Accounting for Income Taxes

•	Goodwill and Acquired Intangible Assets

•	Impairment of Goodwill and Long-lived Assets

Revenue Recognition — We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. Our product license revenue is earned from licenses of off-the-shelf software not requiring significant production, modification, or customization. Revenue from these licenses is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (our standard business practice is that persuasive evidence exists when we have a binding contract with a customer), (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. If a license includes the right to return the product for refund or credit, revenue is deferred, until the right of return lapses.

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

For those contracts with multiple obligations, that is, delivered and undelivered products, support obligations, education, consulting, and other services, we allocate revenue to each element of the contract based on vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of fair value is assigned using the residual method as outlined in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. VSOE is the renewal rate for product support elements of a contract and, for service elements, is the normal pricing and discounting practices for those products when they are sold separately; the residual is then assigned to the license element of the contract.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts deemed to be uncollectible. For those receivables not specifically identified, an allowance is maintained for a specific percentage of those receivables based on the aging of the accounts, our historical collection experience, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Income Taxes  — As an entity which operates globally, we calculate our income tax liabilities in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. We employ tax planning strategies which, by their nature, involve complicated transactions. Those transactions are subject to review or audit by taxation authorities and the ultimate tax outcome bears a measure of uncertainty. We must therefore make estimates and judgments and it may take a considerable period of time for the ultimate tax outcome to be known. Although we believe our estimates are reasonable, the ultimate tax outcome could differ materially from the amounts recorded in our financial statements. These differences could have a material effect on our financial position and our net income.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered forecasted taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

Our valuation allowance pertains primarily to the net operating loss carryforwards resulting from the acquisition of Adaytum during fiscal 2003. In the event we were to subsequently determine that we would be able to realize deferred tax assets related to this acquisition in excess of the net purchase price allocated to those deferred tax assets, we would record a credit to goodwill.

If we were to determine that we would be able to realize deferred tax assets unrelated to acquisitions in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

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

Historically, our acquisitions have resulted in the recognition of significant amounts of goodwill and acquired intangible assets. In order to allocate a purchase price to these intangible assets and goodwill, we make estimates and judgments based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful lives of the acquired intangible assets. Should different conditions prevail, we could incur write-downs of goodwill, write-downs of intangible assets, or changes in the estimation of useful lives of those intangible assets.

In accordance with SFAS No.142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below under Impairment of Long-lived Assets. Prior to our adoption of SFAS 142, we amortized goodwill over 5 years using the straight-line method.

Intangible assets include acquired technology, contractual relationships, deferred compensation, and trademarks and patents. Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of the software products acquired. Acquired technology is amortized over its estimated useful life on a straight-line basis. Contractual relationships represent contractual and separable relationships that we have with certain customers and partners that we acquired through acquisitions. These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows and are amortized over their estimated useful life. Deferred compensation includes consideration associated with acquisitions. Deferred compensation is recorded when its future payment is determinable and is payable contingent upon the continued tenure of the principals of the acquired companies who have become our employees. Under U.S. GAAP, these amounts are accounted for as compensation rather than as a component of purchase price. Trademarks and patents are initially recorded at cost. Cost includes legal fees and other expenses incurred in order to obtain these assets. They are amortized over their estimated useful life on a straight-line basis.

We adopted SFAS 142 beginning March 1, 2002 and, accordingly, we evaluate the remaining useful life of our intangible assets being amortized each reporting period to determine whether events or circumstances warrant a revision to the estimated remaining amortization period.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements are applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. We have determined that we have one variable interest entity since the investment required subordinated debt. Under FIN 46, we are required to apply the new accounting principles prospectively starting in the first quarter of fiscal 2005. Upon adoption, none of the provisions of FIN 46 will have a material impact on us.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. The amendments improve financial reporting by: requiring that contracts with comparable characteristics be accounted for similarly; clarifying the circumstances under which a contract with an initial net investment meets the characteristics of a derivative; and clarifying when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our business, results of operations, or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) which establishes standards for classifying and measuring certain financial instruments issued by a company with characteristics of both liabilities and equity. The statement is effective for all financial instruments created on or modified after May 31, 2003 and was otherwise effective at the beginning of our third quarter of fiscal 2004 beginning September 1, 2003. We have not issued any such instruments and therefore the adoption of SFAS 150 did not have any effect on our business, results of operations, or financial condition.

SHAREHOLDER PROPOSAL

In June 2003, the shareholders of Cognos approved a proposal made by the Carpenters Union asking the Board of Cognos to adopt a policy requiring Cognos to record the expense of all future stock options awarded to senior executives in its annual income statement. At the time, the Board undertook to study this issue and respond to Cognos shareholders before the next Shareholder’s Meeting in June 2004.

The Board of Cognos has considered this matter at length and has concluded that it agrees unequivocally with the principle that all stock options, including those issued to non-executives, should be recorded as an expense on the Corporation’s income statement. As with any other major accounting policy, regulators first must develop uniform rules and guidance so that investors may make informed comparisons between Cognos and its industry peers. Comprehensive standards currently are in the advanced stages of formulation in the United States and uniform rules for Canadian issuers have recently been issued. As we report under both U.S. and Canadian accounting standards, changes to standards in both countries will apply to Cognos.

In Canada, the Canadian Institute of Chartered Accountants has issued uniform rules relating to stock option expensing requiring Cognos to comply not later than the start of its next fiscal year, in March 2004. However, Cognos began expensing stock options in its Canadian GAAP financial statements in the fourth quarter of fiscal 2004, retroactive to the beginning of the fiscal year.

In the United States, it appears that the Financial Accounting Standards Board (FASB) will implement its rules by early 2005. Our commitment to our shareholders is that Cognos will expense stock options on its U.S. GAAP financial statements as soon as practicable following FASB finalizing the appropriate standards. We expect that to occur on or before March 1, 2005.

We believe that expensing stock options is the right thing to do, but we also believe we have a responsibility to implement stock option expensing only when uniform regulatory standards are in place so that we can be compared with our industry peers on the same basis.

RESULTS OF OPERATIONS

($000s, except per share amounts)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Revenue	$683,117	$551,036	$491,302	24.0%	12.2%
Cost of revenue	122,757	93,718	91,714	31.0	2.2

Gross margin	560,360	457,318	399,588	22.5	14.4
Operating expenses	443,801	358,545	379,801	23.8	(5.6)

Operating income	$116,559	$ 98,773	$ 19,787	18.0	399.2

Gross margin percentage	82.0%	83.0%	81.3%
Operating margin percentage	17.1%	17.9%	4.0%

Net income	$100,897	$ 73,144	$ 19,408	37.9%	276.9%

Basic net income per share	$1.13	$0.83	$0.22

Diluted net income per share	$1.10	$0.81	$0.21

Total revenue for fiscal 2004 was $683.1 million as compared to $551.0 million in fiscal 2003 and $491.3 million in fiscal 2002. This represents an increase of 24% and 12% in fiscal 2004 and 2003, respectively. Net income for fiscal 2004 was $100.9 million and diluted net income per share was $1.10, compared to fiscal 2003 net income of $73.1 million and diluted net income per share of $0.81, and net income of $19.4 million and diluted net income per share of $0.21 for fiscal 2002. Basic net income per share was $1.13, $0.83, and $0.22 in fiscal 2004, 2003, and 2002, respectively.

Gross margin for fiscal 2004 was $560.4 million as compared to $457.3 million in fiscal 2003 and $399.6 million in fiscal 2002. This represents an increase of 23% and 14% in fiscal 2004 and 2003, respectively. Gross margin percentage was 82.0% in fiscal 2004, as compared to 83.0% and 81.3% in fiscal 2003 and 2002, respectively.

Total operating expenses for fiscal 2004 were $443.8 million as compared to $358.5 million in fiscal 2003 and $379.8 million in fiscal 2002. This represents an increase of 24% in fiscal 2004 and a decrease of 6% in fiscal 2003. Operating margin percentage was 17% in fiscal 2004, as compared to 18% and 4% in fiscal 2003 and 2002, respectively.

The improvement in our operating performance during fiscal 2004 as compared to fiscal 2003 reflects the market’s acceptance of the Company’s CPM products. Revenue increased 24% during fiscal 2004 due to the strength of our product portfolio including the first full year of our Cognos Enterprise Planning series and the introduction of Cognos ReportNet. The appreciation of foreign currencies relative to the U.S. dollar also had a positive impact on our total revenue. We are experiencing an increase in the number of large customer contracts, an increase in enterprise-wide deployment of BI products, and a strengthening of our relationships with some of the world’s largest companies, and with our strategic partners. Also contributing to the improved results for fiscal 2004 was a lower effective tax rate for the year due to the resolution of several tax audits in various jurisdictions, as well as increased ITCs due primarily to changes in government administrative practices regarding the type of expenses eligible for ITCs. Our operating margin decreased slightly as compared to fiscal 2003 mainly due to costs associated with the integration of Adaytum (described below), special charges relating to the settlement of an outstanding litigation, and the impact of the stronger Canadian dollar.

In the fourth quarter of fiscal 2003, we acquired Adaytum, a leading global provider of enterprise performance planning software. This acquisition enhanced our CPM solution and was fully integrated into our operations for the year ended February 29, 2004. As such, our results for the year ended February 29, 2004 include the revenue and expenses related to Adaytum for the full fiscal year. Comparatively, the results for fiscal 2003 only include the operating results for Adaytum for part of the fourth quarter. To that extent, our operations for fiscal 2004 are not identical to the operations for the prior fiscal years. As the operations of Adaytum are fully integrated, we are not tracking these separately and will not be reporting separately on the effect of the acquisition on our revenues, cost of revenues, or operating expenses.

The improvement in operating performance during fiscal 2003 as compared to fiscal 2002 was attributed to the strength of our business model through a tough economic time. Revenue increased 12% during fiscal 2003 and our operating costs were substantially lower than fiscal 2002 principally as a result of special charges of $33.4 million incurred during fiscal 2002. These special charges, which are described below, included a net business restructuring charge of $10.2 million and a $23.2 million charge for the settlement of a patent litigation action. Also contributing to the decrease in operating expenses were decreases resulting from changes in our internal costs attributable to ongoing expense management and the prior year’s restructuring plan as well as decreases in the amortization expense related to goodwill and intangible assets.

The results for fiscal 2002 include a restructuring charge of $10.2 million in connection with a restructuring plan to align our cost structure and operations to the economic environment. Also, on May 24, 2002, we reached an agreement with Business Objects to settle a patent litigation action filed by Business Objects on May 5, 2000. As consideration for the settlement agreement, we agreed to pay Business Objects the sum of $24.0 million in installments and we recorded a special charge of $23.2 million, representing the present value of these payments, in fiscal 2002 in accordance with SFAS No. 5, Contingent Liabilities.

We operate internationally and, as a result, a substantial portion of our business is conducted in foreign currencies. Accordingly, our results are affected by year-over-year changes in the value of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. The following table breaks down the year-over-year percentage change in revenue and expenses between change attributable to growth and change attributable to fluctuations in the value of the U.S. dollar.

	2004 over 2003			2003 over 2002

	Growth	Foreign Exchange	Net Change	Growth		Foreign Exchange	Net Change

Revenue	15.9%	8.1%	24.0%	7	.6%	4.6%	12	.2%

Cost of Revenue and Operating
Expenses	15.5%	9.8%	25.3%	(6	.9)%	2.8%	(4	.1)%

The following table sets out, for each fiscal year indicated, the percentage that each income and expense item bears to revenue, and the percentage change in the dollar amount of each item as compared to the prior fiscal year.

	Percentage of Revenue			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Revenue	100.0%	100.0%	100.0%	24.0%	12.2%
Cost of Revenue	18.0	17.0	18.7	31.0	2.2

Gross Margin	82.0	83.0	81.3	22.5	14.4

Operating Expenses
Selling, general, and administrative	50.2	50.2	52.9	24.0	6.4
Research and development	13.3	14.2	15.2	16.8	4.7
Amortization of intangible assets	1.2	0.7	2.4	98.3	(66.4)
Special charges	0.2	0.0	6.8	*	*

Total operating expenses	64.9	65.1	77.3	23.8	(5.6)

Operating income	17.1	17.9	4.0	18.0	399.2
Interest expense	(0.2)	(0.1)	(0.1)	103.3	24.4
Interest income	0.7	1.1	1.8	(23.3)	(30.5)

Income before taxes	17.6	18.9	5.7	15.0	270.3
Income tax provision	2.8	5.6	1.8	(38.8)	255.6

Net income	14.8%	13.3%	3.9%	37.9%	276.9%

*    not meaningful

REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

BI	$653,642	$517,738	$453,124	26.2%	14.3%
Application development tools	29,475	33,298	38,178	(11.5)	(12.8)

Revenue	$683,117	$551,036	$491,302	24.0%	12.2%

Our total revenue was $683.1 million for fiscal 2004 as compared to $551.0 million in fiscal 2003, and $491.3 million in fiscal 2002. Our total revenue for fiscal 2004 was derived primarily from our BI products, principally web versions of PowerPlay, Impromptu, the newly released Cognos ReportNet and Cognos Planning. Also contributing to our revenue performance, but to a lesser extent, were Cognos Metrics Manager, DecisionStream, Visualizer, NoticeCast, Cognos Finance, Cognos Query and our Analytic Application packages.

In fiscal 2004, we released Cognos Series 7 Version 2, which builds on the end-to-end BI value of Cognos Series 7. Cognos Series 7 is a fully integrated enterprise BI solution. We also launched Cognos ReportNet, a new and innovative web-based enterprise query and reporting software solution, which allows users to create, modify, and distribute reports across a global enterprise. ReportNet can be integrated into any environment due to its web services based architecture, delivers enterprise scalability, runs reports in multiple languages, and allows for flexible report presentation. Though it was released partway through the current fiscal year, Cognos ReportNet delivered license revenue of $51.2 million for fiscal 2004.

Total revenue for all BI products was $653.6 million, $517.7 million, and $453.1 million in fiscal 2004, 2003, and 2002, respectively, which resulted in year-over-year increases of 26% and 14%, respectively. Total revenue from our BI products represented 96%, 94%, and 92% of total revenue in fiscal 2004, 2003, and 2002, respectively.

We believe that enterprise-wide deployment of BI products is the trend in the industry as companies standardize their BI products across their organizations. An emerging trend in the market for BI is the growing demand for pre-packaged solutions that shorten the time to implementation and results. Our analytic applications (Cognos Planning, Cognos Finance, and Cognos Analytical Applications) address this trend as they leverage the value of investments in ERP and other operational systems.

Total revenue from our application development tools, Powerhouse and Axiant, was $29.5 million in fiscal 2004, compared to $33.3 million in fiscal 2003 and $38.2 million in fiscal 2002, which resulted in year over year decreases of 11% and 13%, respectively. The trend of decreasing application development tools revenue has been experienced since fiscal 2000 and we expect that, in both the short and long-term, revenue from these products will continue to decline. As the revenue from these products is no longer material, we will not be presenting the application development tools revenue separately in the future.

We believe the growth in license revenue in fiscal 2004 as compared to fiscal 2003 reflects the market’s acceptance of our CPM products. Our combination of world leading BI that is fully integrated with planning and scorecarding provides multiple entry points into a CPM solution that is appealing to both finance and operations. This concept of multiple entry points is a critical element of our business model and a key advantage we have over traditional enterprise suppliers. This along with excellent renewal rates on our support contracts and increased services revenue resulting from larger implementations have been key factors in our revenue growth. The appreciation of foreign currencies relative to the U.S. dollar also had a positive impact on our total revenue.

We are seeing an increase in the number of large contracts, and the strengthening of our relationships with some of the world’s largest companies and with our strategic partners. During the year, we signed 37 contracts in excess of one million dollars, an increase of 76% from one year ago. The number of contracts greater than $200,000 has increased to 394 in fiscal 2004, up 27% from the previous fiscal year and the number of contracts greater than $50,000 has increased 29% to 2,511 over the same period. We believe that the growth in order size experienced in fiscal 2004 is an indication that we remain well positioned to capitalize on the trend towards standardization on a single BI platform.

The growth in revenue for fiscal 2003 as compared to fiscal 2002 reflected strong execution in the face of tough economic conditions. Contributing to the increase was the release of Cognos Version 7 at the end of fiscal 2002 which enabled us to address the demand for enterprise-wide deployment of BI products. Although the economic environment remained challenging, we believe that the economy showed signs of stabilizing during fiscal 2003 in each of our main geographic regions, however at a somewhat later date in Europe and Asia/Pacific.

Our operations are divided into three main geographic regions: (1) the Americas, (2) Europe (consists of the U.K. and Continental Europe), and (3) Asia/Pacific (consists of Australia and countries in the Far East). The following table sets out, for each fiscal year indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal year.

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

The Americas	$396,929	$338,995	$304,467	17.1%	11.3%
Europe	228,041	173,356	153,037	31.5	13.3
Asia/Pacific	58,147	38,685	33,798	50.3	14.5

Total	$683,117	$551,036	$491,302	24.0%	12.2%

This table sets out, for each fiscal year indicated, the percentage of total revenue earned in each geographic region.

	Fiscal Year

	2004	2003	2002

The Americas	58.1%	61.5%	62.0%
Europe	33.4	31.5	31.1
Asia/Pacific	8.5	7.0	6.9

Total	100.0%	100.0%	100.0%

The growth rates of our revenue in Europe, Asia/Pacific and, to a much lesser extent, in the Americas were affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

	2004 over 2003			2003 over 2002

	Growth	Foreign Exchange	Net Change	Growth	Foreign Exchange	Net Change

The Americas	15.0%	2.1%	17.1%	11.2%	0.1%	11.3%
Europe	14.1%	17.4%	31.5%	1.4%	11.9%	13.3%
Asia/Pacific	31.8%	18.5%	50.3%	7.6%	6.9%	14.5%
Total	15.9%	8.1%	24.0%	7.6%	4.6%	12.2%

The growth rate of our revenue in the Americas during fiscal 2004 was largely attributable to an increase in sales of our products and services as there was only a slight impact from fluctuations in foreign currencies, predominantly the Canadian dollar. The growth rate in Europe was in line with the American growth rate as the economy showed signs of strengthening. The impact of exchange rate fluctuations on the European growth rate reflects the continuing weakening of the U.S. dollar in relation to European currencies, primarily the euro and the British pound. In Asia/Pacific, we executed on our strategy to increase our presence which helped increase revenue by over 30% in constant currency terms. The weakening of the U.S. dollar in relation to various currencies in the region also positively impacted the growth rate. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenues in the future.

The growth rate of our revenue in the Americas during fiscal 2003 reflected the stabilization of the economy as compared to fiscal 2002 and the strong execution of our sales force. The stagnant European rate of growth reflected the softening of the European economy, partially offset by signs of stabilization during fiscal 2003, which lagged the American economic movements. The impact of exchange rate fluctuations on European growth reflected the relative strength of the euro as compared to the U.S. dollar during fiscal 2003. The impact of exchange rate fluctuations on Asia/Pacific revenue growth similarly reflected the economy in the region, which lagged the American slow-down.

PRODUCT LICENSE REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Product license revenue	$286,128	$246,697	$228,255	16.0%	8.1%
Percentage of total revenue	41.9%	44.8%	46.5%

Total product license revenue was $286.1 million, $246.7 million, and $228.3 million in fiscal 2004, 2003, and 2002, respectively, and accounted for 42% of our revenue for fiscal 2004 as compared to 45% in fiscal 2003 and 46% in 2002. The increase in product license revenue during fiscal 2004 was primarily driven by the addition of Cognos Enterprise Planning and the launch of Cognos ReportNet. Exchange rate fluctuations also had a positive impact on license revenue.

Product license revenue from our BI products was $279.0 million, $238.6 million, and $219.2 million, in fiscal 2004, 2003, and 2002, respectively, which resulted in a year-over-year increase of 17% in fiscal 2004 compared to a year-over-year increase of 9% in fiscal 2003. Product license revenue associated with the BI products contributed approximately 98%, 97%, and 96% of total product license revenue in fiscal 2004, 2003, and 2002, respectively.

We license our software through our direct sales force and value-added resellers, system integrators, and OEMs. Total product license revenue from direct sales was $209.6 million in fiscal 2004, compared to $170.9 million in fiscal 2003 and $157.9 million in fiscal 2002. Direct sales accounted for approximately 73% of our license revenue for fiscal 2004, 69% for fiscal 2003 and 70% for fiscal 2002.

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

PRODUCT SUPPORT REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Product support revenue	$274,251	$211,633	$175,636	29.6%	20.5%
Percentage of total revenue	40.1%	38.4%	35.8%

Product support revenue was $274.3 million, $211.6 million, and $175.6 million in fiscal 2004, 2003, and 2002, respectively. Product support revenue accounted for 40% of our total revenue for fiscal 2004, compared to 38% in fiscal 2003 and 36% in fiscal 2002. The increase in fiscal 2004 was the result of new support contracts from the expansion of our customer base and the addition of Adaytum, as well as continued excellent renewal rates of existing support contracts. Exchange rate fluctuations also had a favorable impact on support revenue.

Total product support revenue from BI products was $252.4 million, $187.3 million, and $147.5 million in fiscal 2004, 2003, and 2002, respectively and constituted 92%, 89%, and 84% of the total product support revenue in fiscal 2004, 2003, and 2002, respectively. Product support revenue from BI products increased by 35% and 27% in fiscal 2004 and 2003, respectively.

SERVICES REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Services revenue	$122,738	$92,706	$87,411	32.4%	6.1%
Percentage of total revenue	18.0%	16.8%	17.8%

Our services revenue includes revenue from education, consulting, and other services and was $122.7 million, $92.7 million, and $87.4 million in fiscal 2004, 2003, and 2002, respectively. Services revenue accounted for 18% of our total revenue for fiscal 2004, compared to 17% in fiscal 2003 and 18% in fiscal 2002. BI services revenue accounted for 100% of total services revenue compared to approximately 99% in both fiscal 2003 and fiscal 2002. The increase in services revenue in fiscal 2004 is the result of an increase in consulting, mostly relating to Cognos Planning, and an increase in education from the introduction of ReportNet and the addition of Cognos Planning. Also contributing to the increase in services revenue for fiscal 2004 was the impact of exchange rate fluctuations. The increase in fiscal 2003 was predominantly the result of increases in consulting revenue that were offset, in part, by decreases in education revenue.

During fiscal 2004, fiscal 2003, and fiscal 2002, we continued to increase the level of sales of our BI solutions within global enterprises. Our BI solutions are increasingly being deployed on an enterprise-wide, global basis within organizations for mission-critical applications. Successful installation and deployment of our solutions has, we believe, become critical to our customers’ success. As a result, our customers have increasingly required services such as strategic planning, project management, analysis and design, technical advisory, and instruction to effectively deploy our solutions.

COST OF REVENUE

COST OF PRODUCT LICENSE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Cost of Product License	$4,270	$2,927	$3,609	45.9%	(18	.9)%
Percentage of product license revenue	1.5%	1.2%	1.6%

The cost of product license consists primarily of royalties for technology licensed from third-parties and the cost of materials and distribution related to licensed software.

Product license costs in fiscal 2004 were $4.3 million compared to $2.9 million in fiscal 2003 and $3.6 million in fiscal 2002. Product license costs represented 1% of product license revenue for fiscal 2004 and fiscal 2003, and 2% for fiscal 2002. The increase, in dollar terms, in fiscal 2004 from fiscal 2003 is due primarily to increases in royalties.

The decrease in fiscal 2003 from fiscal 2002 was due to decreases in materials and distribution costs; royalty costs remained relatively consistent with fiscal 2002 levels.

COST OF PRODUCT SUPPORT

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Cost of product support	$28,076	$20,467	$16,576	37.2%	23.5%
Percentage of product support revenue	10.2%	9.7%	9.4%

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third-parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support was $28.1 million, $20.5 million, and $16.6 million in fiscal 2004, 2003, and 2002, respectively. These costs represented 10% of product support revenue in fiscal 2004 and fiscal 2003 and 9% for fiscal 2002. The increase in the cost of product support in fiscal 2004 from 2003 is the result of increases in tele-support and web-support costs primarily due to increases in staff related costs to support our growing customer base. This includes the integration of the Adaytum staff into our support organization. The average number of employees within the support organization increased 15% from one year ago. Cost of product support was also impacted by the unfavorable effect of Canadian exchange rates relative to the U.S. dollar.

The increase in fiscal 2003 from 2002 was predominantly associated with increases in tele-support and web-support costs as we brought in additional resources to enhance our customer service through the web and telephonic support systems.

COST OF SERVICES

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Cost of services	$90,411	$70,324	$71,529	28.6%	(1	.7)%
Percentage of services revenue	73.7%	75.9%	81.8%

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products.

The cost of services was $90.4 million, $70.3 million, and $71.5 million in fiscal 2004, 2003, and 2002, respectively. These costs represented 74% of services revenue in fiscal 2004, 76% in fiscal 2003 and 82% in fiscal 2002. The increase in cost of services in fiscal 2004 from 2003 is attributable to increases in compensation related costs resulting from the integration of the Adaytum service staff as well as services purchased externally. Exchange rate fluctuations also had an unfavorable impact on cost of services during fiscal 2004 as a portion of these services are provided in currencies other than the U.S. dollar. The decrease in cost of services in fiscal 2003 from 2002 was the result of the fiscal 2002 restructuring to align our costs to the economic environment in the U.S.

OPERATING EXPENSES

SELLING, GENERAL, AND ADMINISTRATIVE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Selling, general, and administrative	$342,795	$276,377	$259,655	24.0%	6.4%
Percentage of total revenue	50.2%	50.2%	52.9%

Selling, general, and administrative expenses were $342.8 million, $276.4 million, and $259.7 million in fiscal 2004, 2003, and 2002, respectively. These costs were 50% of revenue in fiscal 2004 and 2003 and 53% in fiscal 2002.

The increase in these expenses in fiscal 2004 was predominantly the result of increases in staff related costs resulting from increases in staffing levels due to both new hires and the integration of Adaytum selling, general, and administration staff. In addition, we incurred increased marketing expenses related to the launch of Cognos ReportNet. Selling, general, and administrative expenses were also unfavorably impacted by the effect of foreign currency exchange rates, especially the Canadian dollar relative to the U.S. dollar. Contributing to the increase for the year, but to a lesser extent, were increases in travel and living costs. The average number of employees within selling, general, and administrative increased by 10% in fiscal 2004 compared to fiscal 2003.

The increase in the selling, general, and administrative expenses in fiscal 2003 was primarily the result of increases in average staffing levels and related compensation expenses as the average number of employees within the selling, general, and administrative areas grew by 3%. Contributing to the increase, but to a lesser extent, were increases in travel and living costs and costs associated with external subcontractors. Travel and living costs had decreased during fiscal 2002 in response to world events and the economic environment. During fiscal 2003, business travel increased as the economy began to show signs of stabilizing. Increases during fiscal 2003 were partially offset by decreases in staff development costs.

RESEARCH AND DEVELOPMENT

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Research and development	$91,196	$78,103	$74,614	16.8%	4.7%
Percentage of total revenue	13.3%	14.2%	15.2%

Research and development costs were $91.2 million, $78.1 million, and $74.6 million, for fiscal 2004, 2003, and 2002, respectively. Research and development costs have continued to increase, in dollar terms, over the last several fiscal years. However, during the same period, they have decreased as a percentage of revenue to 13% in fiscal 2004, from 14% in fiscal 2003, and 15% in fiscal 2002. The increase in dollar terms in fiscal 2004 was predominantly the result of increases in staff related costs partially due to the addition of Adaytum employees and the unfavorable impact of Canadian exchange rates relative to the U.S. dollar. These increases were partially offset by a decrease in services purchased externally as certain projects were completed during the year. The average number of employees within R&D increased by 6% in fiscal 2004 compared to fiscal 2003.

The growth in dollar terms during fiscal 2003 was primarily the result of increases associated with higher staffing levels in this area as we continued to invest in our research and development team. Contributing to a lesser extent were increases in services purchased externally. The increase in the average number of employees in this area was 2% in fiscal 2003 from fiscal 2002.

Currently, we do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred, unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during fiscal 2004, 2003, or 2002. Costs were not deferred because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

During fiscal 2004, we continued to invest in R&D activities for our next generation of BI solutions which are the foundation of our CPM vision. In September 2003, we formally launched Cognos ReportNet, a web-based enterprise query and reporting solution. Cognos ReportNet is an innovative new reporting software that delivers production reports such as invoices, statements, and statutory reports as well as ad hoc query, managed reports, and a broad range of business reports all from a single architecture.

ReportNet offers a web-based report and query authoring environment which allows users to create, modify, and distribute reports across a global enterprise. ReportNet can be integrated into any environment due to its web services based architecture, delivers enterprise scalability, runs reports in multiple languages, and allows for flexible report presentation. We continue to invest in ReportNet and have recently released ReportNet Version 1.1, which offers increased performance and scalability.

In fiscal 2004, we also released Cognos Series 7 Version 2 that builds on the end-to-end business intelligence value of Cognos Series 7. Cognos Series 7 is a fully integrated enterprise business intelligence solution offering flexible scoreboards, dashboards, managed reporting, analysis, ad hoc query, event detection and notification, visualization, and data integration.

In addition, we completed the initial integration of Cognos Enterprise Planning Series (formerly Adaytum Enterprise Planning) into our CPM solution and launched Cognos Enterprise Planning Series Version 7.2. This release expands Cognos’ leadership in enterprise planning with a broad range of customer-driven functionality, flexibility, and technical enhancements. We strengthened our enterprise scorecarding solution with the release of Cognos Metrics Manager Version 2.0 midway through the year and, in February 2004, began shipping Version 2.1. Cognos Metrics Manager enables organizations to manage performance by mapping strategy to execution through metrics. Cognos Metrics Manager Version 2 includes flexible and scaleable customer-driven functions and further integrates Cognos Analytical Applications, Cognos Enterprise Planning Series, and Cognos Series 7 Version 2. We also continued to invest in our analytical applications with the release of Cognos Production Analysis. Cognos Production Analysis expands our Supply Chain Analytics solution by providing analytics tailored to meet information needs in discrete and repetitive manufacturing environments including: work order material usage and cost analysis, time-to-delivery analysis, quality and yield analysis, and organization effectiveness.

During fiscal 2005, we expect to launch a new version of our Cognos Series 7 platform as well as a new series of our product suite built on a web-based platform similar to ReportNet.

AMORTIZATION OF INTANGIBLE ASSETS

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Amortization of intangible assets	$8,060	$4,065	$12,092	98.3%	(66	.4)%

Amortization of intangible assets was $8.1 million, $4.1 million, and $12.1 million for fiscal 2004, 2003, and 2002, respectively. The increase in this expense in fiscal 2004 was due to the amortization of acquired technology and contractual relationships as a result of the acquisition of Adaytum during the fourth quarter of fiscal 2003.

During fiscal 2003, we implemented SFAS No. 142 (See Note 5 of the Notes to the Consolidated Financial Statements). Under the provisions of SFAS No. 142, we no longer amortize goodwill. As a result, amortization expense during fiscal 2003 decreased by approximately $4.4 million. Amortization expense also decreased by approximately $3.6 million as a result of certain other intangible assets being fully amortized.

SPECIAL CHARGES

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004	2002 to 2003

Business restructuring	$ --	--	$10,209	*	*
Patent litigation	1,750	--	23,231	*	*

Special charges	$1,750	--	$33,440	*	*

*    not meaningful

Fiscal 2004

Patent Litigation Settlement

On September 17, 2003, an action was filed in the United States District Court for the Western District of Washington against us and our subsidiary Cognos Corporation by Timeline Inc. for alleged patent infringement. The complaint alleged that our DecisionStream product and other unspecified products infringe certain of Timeline’s United States patents. We entered into an agreement with Timeline as of February 12, 2004 to settle the action. Under the terms of the settlement agreement, both parties agreed to dismiss, with prejudice, their respective claims in the action brought by Timeline. We agreed to pay Timeline a settlement totaling $1,750,000, which amount includes a license under certain of Timeline’s patents. We paid this amount in the fourth quarter of fiscal 2004. Neither party admitted any liability under the patents or made any admission regarding the validity of the patents.

Fiscal 2003

There were no items in this category in fiscal 2003.

Fiscal 2002

Business restructuring charge

In fiscal 2002, we implemented a restructuring plan to align our cost structure and operations to the prevailing economic environment, resulting in a pre-tax business restructuring charge to earnings of $10.2 million. Business restructuring charges primarily related to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leases and related write-down of leasehold improvements. The employee separations impacted all functional groups and geographic regions. All employee separations were completed during fiscal 2002 and all amounts owed under the restructuring plan have been paid.

Cost savings as a result of the restructuring plan affected compensation, amortization, and lease expenses. This decrease in costs primarily impacted cost of services, selling, general, and administration expense and research and development expense. The expense reductions took effect in the second quarter of fiscal 2002.

Patent Litigation Settlement

On May 5, 2000, an action was filed in the United States District Court for the Northern District of California against us by Business Objects S.A., for alleged patent infringement. The complaint alleged that our Impromptu product infringes Business Objects’ United States Patent No. 5,555,403 entitled “Relational Database Access System using Semantically Dynamic Objects” (the “’403 Patent”). Although we have denied and continue to deny all claims asserted in the action, on May 24, 2002, we reached an agreement to settle that action. Under the terms of the settlement agreement between ourselves and Business Objects, Business Objects agreed to release us for any infringement of the ’403 Patent (and any amendments or related patents) and to effect that release, granted us a license under the ’403 Patent for the term of that patent or any amendments or related patents. Both parties also agreed to release the other from all claims, liabilities, costs or expenses that either party hold against the other, on account of actions taken prior to the effective date of the settlement. The parties have also entered into a covenant not to sue or assert any claim against the other for infringement of any patents for a period of five years from the effective date of the settlement. As consideration for the settlement agreement, we agreed to pay Business Objects the sum of $24.0 million. Of this amount, $7.0 million was paid during fiscal 2004, $15.3 million in fiscal 2003 and the remaining balance of $1.7 million will be paid in the first quarter of fiscal 2005. We recorded a special charge of $23.2 million, in fiscal 2002, representing the present value of this payment stream discounted using an interest rate of 6%, in accordance with SFAS No. 5 Contingent Liabilities. The after-tax effect of this charge is $16.8 million. The remaining balance of $0.8 million represented the interest to be recognized over the payment term. The remaining principal amount is recorded in accrued charges on the balance sheet.

INTEREST INCOME AND EXPENSE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004		2002 to 2003

Net interest income	$3,390	$5,525	$8,382	(38	.6)%	(34	.1)%

Interest income was earned on our cash, cash equivalents, and short-term investments and interest expense related primarily to interest incurred on various transactions occurring throughout the year. Net interest income was $3.4 million, $5.5 million, and $8.4 million in fiscal 2004, 2003, and 2002, respectively. The decrease in fiscal 2004 was primarily attributable to a decrease in the average portfolio size and a decrease in the average effective interest rates as compared to last fiscal year. The average portfolio size decreased as compared to the prior fiscal year as a result of the acquisition of Adaytum for $157.1 million of cash consideration during the fourth quarter of fiscal 2003.

The decrease during fiscal 2003 was primarily the result of decreases in the average effective rates earned on investments. This decrease was partially offset by an increase in the average size of the investment portfolio and by the impact of favorable exchange rates fluctuations.

TAX EXPENSE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2004	2003	2002	2003 to 2004		2002 to 2003

Tax expense	$19,052	$31,154	$8,761	(38	.8)%	255.6%
Effective tax rate	15.9%	29.9%	31.1%

In fiscal 2004, we recorded an income tax provision of $19.1 million on $119.9 million of pre-tax income, representing an effective income tax rate of 16%. This effective income tax rate for fiscal 2004 is lower than the rate we recorded in the first three quarters of the fiscal year and in comparison to fiscal 2003 because of the resolution of several tax audits in various jurisdictions, as well as increased ITCs due primarily to changes in government administrative practices regarding the type of expenses eligible for ITCs. As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate for fiscal 2004 was also affected by the relative profitability of our operations in various geographic regions.

In fiscal 2003, we recorded an income tax provision of $31.2 million on $104.3 million of pre-tax income, representing an effective income tax rate of 30%. In fiscal 2002, we recorded an income tax provision of $8.8 million on $28.2 million of pre-tax income. This tax expense represented an effective income tax rate of 31% for the year.

We estimate an effective tax rate of approximately 21% for fiscal 2005 as we expect to continue to benefit from increased ITCs.

LIQUIDITY AND CAPITAL RESOURCES

($000s, except DSO)			Percentage Change from Fiscal

	2004	2003	2003 to 2004

Cash and cash equivalents	$ 224,830	$ 162,588	38.3%
Short-term investments	163,411	79,670	105.1

Cash, cash equivalents, and short-term investments	$ 388,241	$ 242,258	60.3
Working capital	259,502	128,864	101.4
Long-term liabilities	--	(1,647)	(100.0)

Net cash provided by (used in):
Operating activities	141,929	104,525	35.8
Investing activities	(109,181)	(123,107)	(11.3)
Financing activities	21,307	(16,374)	230.1

Days sales outstanding (DSO)	68	76

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

As of February 29, 2004, we held $388.2 million in cash, cash equivalents, and short-term investments, an increase of $146.0 million from February 28, 2003. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

WORKING CAPITAL

Working capital represents our current assets less our current liabilities. As of February 29, 2004, working capital was $259.5 million, an increase of $130.6 million from February 28, 2003. The increase can be attributed to higher levels of cash, cash equivalents, and short-term investments resulting from our cash flow from operations.

Days sales outstanding (DSO) was 68 days at February 29, 2004 as compared to 76 days as at February 28, 2003. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue. During fiscal 2004, we continued our conscious effort to improve our collections experience and, as a result, we maintained the health of our accounts receivables throughout fiscal 2004. Our DSO was somewhat higher at the end of fiscal 2003, partially as a result of the acquisition of Adaytum.

LONG-TERM LIABILITIES

As at February 29, 2004, we had no long-term liabilities, a decrease of $1.6 million from February 28, 2003. The decrease was the result of the movement to current liabilities of a payment due during fiscal 2005 in relation to the Business Objects patent litigation settlement agreement.

CASH PROVIDED BY OPERATING ACTIVITIES

Cash provided by operating activities (after changes in non-cash working capital items) for fiscal 2004 was $141.9 million, an increase of $37.4 million compared to the prior fiscal year. This increase is attributable to the increase in net income in fiscal 2004 from fiscal 2003 as the increase in deferred revenue was offset by a decrease in accrued charges and an increase in prepaid expenses and other current assets.

During fiscal 2003, a decrease in accrued charges primarily related to the first installment payment made in relation to the Business Objects patent settlement agreement in the first quarter of 2003 partially offset the cash provided by net income.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities was $109.2 million for fiscal 2004, a decrease in investment of $13.9 million compared to the prior fiscal year. The majority of the fluctuation stems from a decrease in acquisition costs. Last fiscal year, we invested $152.2 million, net of cash acquired, primarily related to the acquisition of Adaytum for which the cash consideration was $157.1 million. In comparison, we spent $1.8 million on acquisitions during fiscal 2004. In fiscal 2004, the investing activity related primarily to an increase in the net investment in short-term investments as the purchases of short-term investments were in excess of the proceeds on maturity of short-term investments by $80.9 million. In comparison, during fiscal 2003, our maturities of short-term investments, net of purchases, were $45.5 million. In addition, during fiscal 2004, we spent $25.2 million on fixed assets additions compared to $15.9 million in fiscal 2003. The fiscal 2004 additions related primarily to computer equipment and software additions and increases in leasehold improvements. In fiscal 2003, the additions related primarily to computer equipment and software and office furniture.

ACQUISITIONS

Fiscal 2004

In February 2004, we acquired Softa Group Limited, a U.K. company (Softa), and certain assets of Business Planning Solutions Pte. Ltd., a Singapore company (BPS). Softa specializes in strategy formulation and key performance indicators measurement consulting. BPS is a leading distributor of information technology solutions in countries across Southeast Asia, including Singapore, Hong Kong, Thailand, and Malaysia. The aggregate purchase consideration for both acquisitions was approximately $1.0 million paid in cash and a note payable of $1.5 million. Direct costs associated with these acquisitions were approximately $0.6 million. The Softa agreement stipulated that the shareholders of Softa would receive a maximum of $5.0 million in contingent consideration over the next three years if certain performance thresholds are met. These payments are conditioned on the continued tenure of the shareholders and therefore will be accounted for as compensation expense as earned.

Neither the purchase of Softa nor the purchase of certain of BPS’s assets involved the write-off of any in-process research and development.

Fiscal 2003

On January 10, 2003, we acquired Adaytum, Inc., based in Minneapolis, Minnesota. Adaytum was a leading global provider of enterprise performance planning software. This acquisition enhanced our enterprise planning offering, an essential component of CPM for large companies. Leveraging enterprise BI with enterprise planning completed the Cognos vision for CPM. The ability to offer the full closed-loop CPM (planning, budgeting, monitoring, analysis, and reporting) cycle from a single vendor strengthened the value of our product offering and enhanced the execution of our CPM strategy. The aggregate merger consideration was $157.1 million paid in cash. Additionally, in connection with the merger, we assumed certain stock options issued pursuant to Adaytum’s stock option plan, which became options to purchase approximately 839,000 of our common shares with a fair value of approximately $8.7 million.

An independent appraisal valued the in-process research and development at an immaterial amount, and therefore the purchase of Adaytum did not involve the write-off of any in-process research and development.

Based on an independent appraisal, $27.5 million of the purchase price was allocated to intangible assets, subject to amortization. Of this amount, $19.7 million was allocated to acquired technology and $7.8 million was allocated to contractual relationships. The weighted average amortization period of these intangible assets is approximately six years. In the allocation of purchase price, $154.3 million was allocated to goodwill. This represents the excess of the purchase price paid for Adaytum over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with GAAP, goodwill will not be amortized but will be subject to annual impairment testing.

Fiscal 2002

On February 28, 2002, we exercised our option to purchase 50% of the voting shares representing all of the outstanding voting interest in our subsidiary in Japan, Teijin Cognos Incorporated (TCI). We felt that TCI could more gainfully serve the Japanese market as our wholly owned subsidiary. We had always consolidated the results of TCI as we had effective control over TCI. The former shareholders of TCI received approximately $2.2 million in cash upon completion of the purchase. We also paid Teijin Limited the accumulated minority interest in TCI of approximately $1.5 million during fiscal 2003. We also agreed to pay additional consideration at each period end for eight quarters, based on the net revenue of TCI. Approximately $0.4 million and $0.5 million of contingent consideration was paid for fiscal 2003 and fiscal 2004, respectively, and approximately $0.1 million is payable to the former shareholders of TCI in relation to the net revenue during fiscal 2004. These amounts have been added to the purchase price of TCI and allocated to goodwill during fiscal 2004 and fiscal 2003. The additional purchase price related to the contingent payments was not recorded at the date of acquisition as it could not be reasonably estimated at that time. The purchase of TCI did not involve the purchase of any in-process research and development. The acquisition was accounted for using the purchase method.

CASH USED IN FINANCING ACTIVITIES

Cash provided by financing activities was $21.3 million for fiscal 2004, compared to cash used in financing activities of $16.4 million during fiscal 2003. Our financing activities for both fiscal years involved the repurchase of our own shares in the open market, and the issuance of shares pursuant to our stock purchase plan and the exercise of stock options. We issued 2,071,000 common shares valued at $33.3 million during fiscal 2004, compared to 1,017,000 common shares valued at $13.4 million during fiscal 2003. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors. During fiscal 2004, we repurchased 315,000 shares at a cost of $9.7 million, compared to 910,000 shares at a cost of $20.0 million in fiscal 2003.

The share repurchases made in the past three fiscal years were part of distinct open market share repurchase programs through The Nasdaq National Market and The Toronto Stock Exchange. During fiscal 2003, shares were also repurchased under our secondary offering of common shares (see Note 12 of the Notes to the Consolidated Financial Statements). Of the 910,000 shares repurchased in fiscal 2003, 180,000 of the shares were purchased in connection with the secondary offering.

The share repurchase programs are adopted in October of each year and run for one year. They allow the Corporation to purchase no more than 5% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq National Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. All shares repurchased under the completed share repurchase programs were cancelled and all shares repurchased under the current share repurchase program will be cancelled. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary. (See Note 11 of the Notes to the Consolidated Financial Statements.)

CONTRACTS AND COMMITMENTS

We have an unsecured credit facility which is provided to us at no cost. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn$12.5 million (U.S.$9.3 million), subject to certain covenants. As of February 29, 2004 and February 28, 2003, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization. Annual payments on these leases were approximately $21.3 million in fiscal 2004. Commitments related to the operating leases over the next five years and thereafter are disclosed in Note 7 of the Notes to the Consolidated Financial Statements.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. In line with this objective, historically, we have entered into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. As we have seen limited value from this activity, we intend to discontinue it going forward. Contracts currently outstanding are between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, the Danish krone, and the Australian dollar. We enter into these foreign exchange forward contracts with a major Canadian chartered bank, and therefore we do not anticipate non-performance by this counterparty. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of February 29, 2004, we had foreign exchange forward contracts, with maturity dates on or before May 27, 2004, to exchange various foreign currencies in the amount of $39.4 million, the fair value of which are immaterial.

As consideration for a patent litigation settlement agreement with Business Objects, we agreed to pay the sum of $24.0 million. Of this amount, $15.3 million was paid during fiscal 2003 and $7.0 million was paid in fiscal 2004. The remaining principal amount of $1.7 million will be paid in the first quarter of fiscal 2005 and is recorded in accrued charges on the balance sheet.

In connection with the acquisition of Adaytum, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily related to involuntary employee separations of approximately 90 employees of Adaytum, accruals for abandoning leased premises of Adaytum and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. At February 29, 2004, the total cash payments remaining in relation to the accrual are $4.4 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions and related items. All amounts excluding lease payments are expected to be paid during fiscal 2005. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

The following table summarizes our outstanding cash commitments as of February 29, 2004:

($000s)	Payments due by period

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt	$ --	$ --	$ --	$ --	$ --
Capital leases	--	--	--	--	--
Operating leases	76,156	18,730	26,680	14,916	15,830
Purchase obligations	15,284	12,104	3,180	--	--
Other long-term liabilities	1,750	1,750	--	--	--

Total outstanding cash commitments	$93,190	$32,584	$29,860	$14,916	$15,830

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the fiscal year ending February 29, 2004, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

FOREIGN CURRENCY RISK

We operate internationally; accordingly, a substantial portion of our financial instruments is held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. In line with this objective, historically, we have entered into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. As we have seen limited value from this activity, we intend to discontinue it going forward. The forward contracts have typically been between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of February 29, 2004, a 10% adverse change in foreign exchange rates versus the U.S. dollar would not have had a material effect on our reported cash, cash equivalents, and short-term investments.

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

We face intense competition and we may not compete successfully.

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies. The business intelligence market may continue to consolidate by merger or acquisition. As well, competition may increase by the entry or expansion of other software vendors into this market. These competitors may have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. New product announcements or introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

If we do not respond effectively to rapid technological change, our products may become obsolete.

The markets for our products are characterized by: rapid and significant technological change; frequent new product introductions and enhancements; changing customer demands; and evolving industry standards. We cannot provide assurance that our products and services will remain competitive in light of future technological change or that we will be able to respond to market demands and developments or new industry standards. If we are unable to identify a shift in market demand or industry standards quickly enough, we may not be able to develop products to meet those new demands or standards, or bring them to market in a timely way. In addition, failure to respond successfully to technological change may render our products and services obsolete and thus harm our ability to attract and retain customers.

We may not be able to retain or hire key personnel essential to our business.

We believe that our success depends on senior management and other key employees to develop, market, and support our products and manage our business. The loss of their services could have a material adverse effect on our business. Our success is also highly dependent on our continuing ability to hire and retain highly qualified personnel. The failure to attract and retain key personnel would adversely affect our future growth and profitability.

Our total revenue and operating results may fluctuate.

We rely predominantly on revenue from a single line of business, our business intelligence products. Although we have experienced revenue growth from these products in the past, we cannot provide assurance that revenue from these products will continue to grow, or grow at previous rates or rates projected by management. Anticipated revenue may be reduced by any one, or a combination of, unforeseen market, economic, or competitive factors that are discussed in this section. We have experienced and in the future may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

Our quarterly and annual operating results may vary between periods.

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern to continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the following fiscal year. As well, in each quarter we typically close a larger percentage of sales transactions near the end of that quarter. As a result, it is difficult to anticipate the revenue and earnings that we will realize in any particular quarter until near the end of the quarter. Some of the causes of this difficulty are explained in subsequent risk factors – in particular those entitled ‘Our sales forecasts may not match actual revenues in a particular period’, ‘The length of time required to complete a sales cycle may be lengthy and unpredictable’ and ‘Our expenses may not match anticipated revenues’.

Our sales forecasts may not match actual revenues in a particular period.

The basis of our business budgeting and planning process is the estimation of revenues that we expect to achieve in a particular quarter and is based on a common industry practice known as the “pipeline” system. Under this system, information relating to sales prospects, the anticipated date when a sale will be completed and the potential dollar amount of the sale are tracked and analyzed to provide a “pipeline” of future business. These pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter because of, among other things, the events identified in these risk factors, as well as the subjective nature of the estimates themselves. In particular, a slowdown in technology spending or a deterioration in economic conditions is likely to result in the delay or cancellation of prospective orders in our pipeline. A variation from the expected conversion rate of the pipeline could adversely affect our budget or planning and could consequently materially affect our operating results.

The length of time required to complete a sales cycle may be lengthy and unpredictable.

As our business evolves toward larger transactions at the enterprise level, the presence or absence of one or more of these large transactions in a particular period may have a material upwards or downwards effect on the revenue estimates in that period. These significant transactions require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. These factors combine to lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter its purchasing requirements. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods.

Our expenses may not match anticipated revenues.

We base our operating expenses on anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition, or results of operations could be materially and adversely affected.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

The revenue growth and profitability of our business depends on the overall demand for business intelligence products and services. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities, and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. The progressive weakening of the global economy, the weakening of the information technology industry, and the weakening of the business conditions within the industries listed above may cause a decrease in our software license revenues. A decrease in demand for computer software caused, in part, by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and growth rates.

Hostilities or terrorist attacks could harm our business.

Terrorist acts or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license revenue and have an adverse effect on our business, financial condition, or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors, and suppliers, which could adversely affect our business, financial condition, or results of operations.

We operate internationally and face risks attendant to those operations, in particular currency risk.

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. These sales operations face risks arising from local political, legal and economic factors such as the general economic conditions in each country or region, varying regulatory requirements, compliance with international and local trade, labor and other laws, and reduced intellectual property protections in certain jurisdictions. As well, we may also face difficulties in managing these operations, collecting receivables in a timely fashion and repatriating earnings. Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole. Also, a substantial portion of both our revenues and expenditures are generated in currencies other than U.S. dollars, such as the Canadian dollar and the euro. These fluctuations in the exchange rate between the U.S. dollar and other currencies, such as the Canadian dollar and the euro, may have a material adverse effect on our business, financial condition, and operating results. Please see further discussion on foreign currency risk in the Market Risk section of this Management’s Discussion and Analysis.

Making and integrating acquisitions could impair our operating results.

We have acquired and, if appropriate, will continue to seek to acquire additional products or businesses that we believe are complementary to ours. Acquisitions involve a number of other risks, including: diversion of management’s attention; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business and its personnel; and assumption of disclosed and undisclosed liabilities. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and or models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target.

If we introduce a new product, revenue from existing products may be eroded.

We may develop technology or a product that constitutes a marked advance over both our own products and those of our competitors. If we introduce such a product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business.

We may have exposure to greater than anticipated tax liabilities.

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our intellectual property may be misappropriated or we may have to defend ourselves against other parties’ claims.

We rely on various intellectual property protections, including contractual provisions, patents, copyright, trademark, and trade secret laws, to preserve our intellectual property rights. Despite our precautions, third parties may misappropriate our intellectual property causing us to lose potential revenue and competitive advantage. As well, we may ourselves from time to time become subject to claims by third parties that our technology infringes their intellectual property rights. In either case, we may incur expenditures to police, protect, and defend our interests and may become involved in litigation that could divert the attention of our management. Responding to such claims could result in substantial expense and result in damages, royalties, or injunctive relief, or require us to enter into licensing agreements on unfavorable terms, or redesign or stop selling affected products which could materially disrupt the conduct of our business.

We may face liability claims arising as a result of our software products or services’ failure to perform as intended.

The sale, servicing, and support of our products entails the risk of product liability, performance or warranty claims, which may be substantial in light of the use of our products in business-critical applications. A successful product liability claim could seriously disrupt our business and adversely affect our financial results. Software products are complex and may contain errors or defects, particularly when first introduced, or when new versions or enhancements are released, or when configured to individual customer computing systems. We currently have in place procedures and staff to exercise quality control over our products and respond to defects and errors found in current versions, new versions, or enhancements of our products. However, defects and errors in our products could inhibit or prevent customer deployment and cause us to lose customers or require us to pay penalties or damages.

Our share price may fluctuate.

The market price of our common shares may be volatile and could be subject to wide fluctuations due to a number of factors, including: actual or anticipated fluctuations in our results of operations; changes in estimates of our future results of operations by us or securities analysts; announcements of technological innovations or new products by us or our competitors; general industry changes in the business intelligence tools or related markets; or other events or factors.

New Accounting Pronouncements may require us to change the way in which we account for our operational or business activities.

The FASB and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than at present. In particular, if the FASB or any other standard-setting or regulatory body requires us to expense the fair value of stock options, we would likely report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact of applying a fair value method of accounting for stock options is disclosed in Note 1 of the Notes to the Consolidated Financial Statements.

QUARTERLY RESULTS

The following table sets out selected unaudited consolidated financial information for each quarter in fiscal 2004 and fiscal 2003.

	Fiscal 2003				Fiscal 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	($000s, except per share amounts, U.S. GAAP)
Revenue	$120,130	$129,104	$138,074	$163,728	$150,563	$158,181	$172,227	$202,146
Cost of Revenue	20,694	22,816	23,561	26,647	28,825	29,496	31,096	33,340

Gross Margin	99,436	106,288	114,513	137,081	121,738	128,685	141,131	168,806
Operating expenses
Selling, general, and
administrative	65,734	67,728	67,429	75,486	80,238	81,495	85,959	95,103
Research and development	19,698	19,029	18,264	21,112	23,294	21,714	22,265	23,923
Amortization of intangibles	984	761	822	1,498	2,105	1,991	2,116	1,848
Special charges	--	--	--	--	--	--	--	1,750

Total operating expenses	86,416	87,518	86,515	98,096	105,637	105,200	110,340	122,624

Operating income	$ 13,020	$ 18,770	$ 27,998	$ 38,985	$ 16,101	$ 23,485	$ 30,791	$ 46,182

Net income	$ 9,911	$ 13,739	$ 19,929	$ 29,565	$ 12,391	$ 18,158	$ 24,248	$ 46,100

Net income per share
Basic	$0.11	$0.16	$0.23	$0.34	$0.14	$0.20	$0.27	$0.51

Diluted	$0.11	$0.15	$0.22	$0.33	$0.14	$0.20	$0.26	$0.50

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

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and internal control, and is ultimately responsible for reviewing and approving the consolidated financial statements. The Board carries out this responsibility principally through its Audit Committee which is comprised of outside Directors. The Committee meets at least four times annually to review audited and unaudited financial information prior to its public release. The Committee also considers, for review by the Board of Directors and approval by the stockholders, the engagement or reappointment of the external auditors. Ernst & Young LLP has full and free access to the Audit Committee.

Management acknowledges its responsibility to provide financial information that is representative of the Corporation’s operations, is consistent and reliable, and is relevant for the informed evaluation of the Corporation’s activities.

/s/ James M. Tory	/s/ Ron Zambonini	/s/ Tom Manley

James M. Tory	Ron Zambonini	Tom Manley
Chairman	Chief Executive Officer	Senior Vice President,
Finance & Administration and
Chief Financial Officer

March 19, 2004

COGNOS INCORPORATED

AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cognos Incorporated:

We have audited the consolidated balance sheets of Cognos Incorporated as at February 29, 2004 and February 28, 2003 and the consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended February 29, 2004, in accordance with United States generally accepted accounting principles.

On March 19, 2004, we reported separately to the Board of Directors and Stockholders of Cognos Incorporated on financial statements for the same periods, prepared in accordance with Canadian generally accepted accounting principles.

Ottawa, Canada	/s/Ernst & Young LLP
March 19, 2004	Chartered Accountants

COGNOS INCORPORATED

STATEMENTS OF INCOME

(US$000s except share amounts, U.S. GAAP)

		Years Ended the Last Day of February,

	Note	2004	2003	2002

Revenue
Product license		$286,128	$246,697	$228,255
Product support		274,251	211,633	175,636
Services		122,738	92,706	87,411

Total revenue		683,117	551,036	491,302

Cost of revenue
Cost of product license		4,270	2,927	3,609
Cost of product support		28,076	20,467	16,576
Cost of services		90,411	70,324	71,529

Total cost of revenue		122,757	93,718	91,714

Gross margin		560,360	457,318	399,588

Operating expenses
Selling, general, and administrative		342,795	276,377	259,655
Research and development		91,196	78,103	74,614
Amortization of intangible assets		8,060	4,065	12,092
Special charges	8	1,750	--	33,440

Total operating expenses		443,801	358,545	379,801

Operating income		116,559	98,773	19,787
Interest expense		(1,366)	(672)	(540)
Interest income		4,756	6,197	8,922

Income before taxes		119,949	104,298	28,169
Income tax provision	10	19,052	31,154	8,761

Net income		$100,897	$ 73,144	$ 19,408

Net income per share	11
Basic		$1.13	$0.83	$0.22

Diluted		$1.10	$0.81	$0.21

Weighted average number of shares (000s)	11
Basic		89,325	87,936	87,807

Diluted		91,959	90,531	90,461

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(US$000s, U.S. GAAP)

		February 29,	February 28,
	Note	2004	2003

Assets
Current assets
Cash and cash equivalents	9	$224,830	$162,588
Short-term investments	9	163,411	79,670
Accounts receivable	2	152,859	139,116
Prepaid expenses and other current assets		16,668	8,884
Deferred tax assets	10	2,445	5,427

		560,213	395,685
Fixed assets	3	71,292	62,442
Intangible assets	4,6	23,643	30,433
Goodwill	5,6	172,323	169,991

		$827,471	$658,551

Liabilities
Current liabilities
Accounts payable		$ 30,698	$ 33,310
Accrued charges	8	25,483	34,192
Salaries, commissions, and related items	8	59,903	48,916
Income taxes payable	10	5,875	4,395
Deferred revenue		178,752	146,008

		300,711	266,821
Long-term liabilities	6,8	--	1,647
Deferred income taxes	10	18,098	13,561

		318,809	282,029

Commitments and Contingencies	6,7

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital
(2004 - 89,902,895; 2003 - 88,124,914)	11	206,499	173,363
Treasury shares (2004 - 43,500; 2003 - 22,500)	11	(1,065)	(501)
Deferred stock-based compensation		(730)	(1,243)
Retained earnings		305,399	213,527
Accumulated other comprehensive loss		(1,441)	(8,624)

		508,662	376,522

		$827,471	$658,551

(See accompanying notes)

On behalf of the Board:

/s/ John E. Caldwell	/s/ James M. Tory
John E. Caldwell, Director	James M. Tory, Chairman

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(US$000s except share amounts, U.S. GAAP)

	Common Shares and
	Additional Paid-in Capital		Treasury Shares		Deferred		Accumulated Other
					Stock-based	Retained	Comprehensive
	Shares (000s)	Amount	Shares (000s)	Amount	Compensation	Earnings	Income (Loss)	Total

Balances, February 28, 2001	87,885	$138,924			$(4,133)	$165,755	$(10,017)	$290,529

Issuance of stock
Stock option plans	1,279	12,742						12,742
Stock purchase plans	157	2,337						2,337
Amortization of deferred stock-based
compensation	292				3,341			3,341
Repurchase of shares	(1,616)	(2,638)				(26,401)		(29,039)
Income tax effect related to stock options		1,064						1,064

	87,997	152,429			(792)	139,354	(10,017)	280,974

Net income						19,408		19,408
Other comprehensive income
Foreign currency translation adjustments							(5,209)	(5,209)

Comprehensive income						19,408	(5,209)	14,199

Balances, February 28, 2002	87,997	$152,429			$ (792)	$158,762	$(15,226)	$295,173

Issuance of stock
Stock option plans	886	10,376						10,376
Stock purchase plans	131	2,323						2,323
Deferred stock-based compensation					(577)			(577)
Amortization of deferred stock-based
compensation	21				590			590
Fair value of options assumed		8,654						8,654
Repurchase of shares	(910)	(1,613)				(18,379)		(19,992)
Income tax effect related to stock options		651						651
Restricted share unit plan
Repurchase of shares			23	(501)				(501)
Units granted		543			(543)			--
Amortization of deferred stock-based
compensation					79			79

	88,125	173,363	23	(501)	(1,243)	140,383	(15,226)	296,776

Net income						73,144		73,144
Other comprehensive income
Foreign currency translation adjustments							6,602	6,602

Comprehensive income						73,144	6,602	79,746

Balances, February 28, 2003	88,125	$173,363	23	$ (501)	$(1,243)	$213,527	$ (8,624)	$376,522

Issuance of stock
Stock option plans	1,959	28,640						28,640
Stock purchase plans	112	2,782						2,782
Amortization of deferred stock-based
compensation	22				435			435
Fair value of options assumed		311						311
Repurchase of shares	(315)	(673)				(9,025)		(9,698)
Income tax effect related to stock options		1,844						1,844
Restricted share unit plan
Repurchase of shares			21	(564)				(564)
Units granted		232			(232)			--
Amortization of deferred stock-based
compensation					310			310

	89,903	206,499	44	(1,065)	(730)	204,502	(8,624)	400,582

Net income						100,897		100,897
Other comprehensive income
Foreign currency translation adjustments							7,183	7,183

Comprehensive income						100,897	7,183	108,080

Balances, February 29, 2004	89,903	$206,499	44	$(1,065)	$ (730)	$305,399	$ (1,441)	$508,662

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s, U.S. GAAP)

	Years Ended the Last Day of February,

	2004	2003	2002

Cash flows from operating activities
Net income	$ 100,897	$ 73,144	$ 19,408
Non-cash items
Depreciation and amortization	30,123	21,870	31,031
Amortization of deferred stock-based compensation	745	669	3,341
Amortization of other deferred compensation	175	477	4,767
Deferred income taxes	5,778	4,043	(13,111)
Loss on disposal of fixed assets	594	174	1,114

	138,312	100,377	46,550
Change in non-cash working capital
Decrease (increase) in accounts receivable	(5,983)	(41)	29,605
Decrease (increase) in prepaid expenses and other current assets	(6,340)	281	1,711
Increase (decrease) in accounts payable	(5,045)	798	(1,052)
Increase (decrease) in accrued charges	(11,612)	(16,371)	13,204
Increase in salaries, commissions, and related items	7,238	2,234	9,408
Increase (decrease) in income taxes payable	1,226	(1,259)	(11,218)
Increase in deferred revenue	24,133	18,506	15,481

Net cash provided by operating activities	141,929	104,525	103,689

Cash flows from investing activities
Maturity of short-term investments	230,594	299,414	235,743
Purchase of short-term investments	(311,542)	(253,868)	(240,974)
Additions to fixed assets	(25,213)	(15,921)	(12,143)
Additions to intangible assets	(1,270)	(533)	(445)
Business acquisitions	(1,750)	(152,199)	(2,193)

Net cash used in investing activities	(109,181)	(123,107)	(20,012)

Cash flows from financing activities
Issue of common shares	33,266	13,350	16,143
Purchase of treasury shares	(564)	(501)	--
Repurchase of shares	(9,698)	(19,992)	(29,039)
Increase (decrease) in long-term debt and long-term liabilities	(1,697)	(9,231)	7,798

Net cash provided by (used in) financing activities	21,307	(16,374)	(5,098)

Effect of exchange rate changes on cash	8,187	4,644	(972)

Net increase (decrease) in cash and cash equivalents	62,242	(30,312)	77,607
Cash and cash equivalents, beginning of period	162,588	192,900	115,293

Cash and cash equivalents, end of period	224,830	162,588	192,900
Short-term investments, end of period	163,411	79,670	121,629

Cash, cash equivalents, and short-term investments, end of period	$ 388,241	$ 242,258	$ 314,529

(See accompanying notes)

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Cognos Incorporated (the “Corporation”) is a global leader in business intelligence and corporate performance management (CPM) software solutions. The Corporation’s solutions help improve business performance by enabling effective decision-making at all levels of the organization. The Corporation’s integrated solutions consist of a suite of business intelligence components, analytical applications, and performance management applications. The Corporation’s customers can strategically apply these software solutions across the extended enterprise to address their need for CPM. The solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, reporting, analysis, and scorecarding products. The Corporation markets and supports these solutions both directly and through resellers worldwide.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

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

For contracts with multiple obligations (e.g., delivered and undelivered products, support obligations, education, consulting, and other services), the Corporation allocates revenue to each element of the contract based on vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of fair value is assigned using the residual method as outlined in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. VSOE is the renewal rate for product support elements of a contract and, for service elements, is the normal pricing and discounting practices for those products when they are sold separately; the residual is then assigned to the license element of the contract.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Short-term investments are investments that are highly liquid, held to maturity, and have terms greater than three months, but less than one year, at the time of acquisition. Short-term investments typically consist of commercial paper and corporate bonds. Short-term investments are carried at cost, which approximates their fair value.

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

Allowance for Doubtful Accounts

The Corporation maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Corporation regularly reviews the accounts receivable and uses judgment to assess the collectibility of specific accounts and based on this assessment, an allowance is maintained for 100% of all accounts deemed to be uncollectible. For those receivables not specifically identified, an allowance is maintained for a specific percentage of those receivables based on the aging of the accounts, the Corporation’s historical collection experience, and current economic conditions. If the financial condition of the Corporation’s customers were to deteriorate, resulting in an impairment to the customers’ ability to make payments, additional allowance may be required.

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

Intangible Assets

This category includes acquired technology, deferred compensation, and contractual relationships associated with various acquisitions, trademarks and patents, as well as deferred software development costs.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. Acquired technology is amortized over its estimated useful life on a straight-line basis.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

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

Contractual relationships represent separable and contractual relationships that the Corporation has with certain customers and partners. These contractual relationships were acquired by the Corporation through a business combination and were initially recorded at their fair value based on the present value of expected future cash flows. Contractual relationships are amortized over their estimated useful lives.

Trademarks and patents are initially recorded at cost. Cost includes legal fees and other expenses incurred in order to obtain these assets. They are amortized over their estimated useful lives on a straight-line basis.

Development costs incurred internally in creating computer software to be sold, licensed, or otherwise marketed, are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research costs are expensed as incurred. For costs that are capitalized, the amortization is the greater of the amount calculated using either (i) the ratio that the appropriate product’s current gross revenues bear to the total of current and anticipated future gross revenues for that product, or (ii) the straight-line method over the remaining economic life of the product. Such amortization is recorded over a period not exceeding three years. The Corporation reassesses whether it has met the relevant criteria for continued deferral and amortization at each reporting date. The Corporation did not capitalize any costs of internally-developed computer software to be sold, licensed, or otherwise marketed, and recognized no amortization expense in each of fiscal 2004, 2003, and 2002.

The Corporation evaluates the remaining useful life of its intangible assets being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Corporation evaluates the expected future net cash flows of its intangible assets at each reporting date. If the book values of the assets were impaired, they would be adjusted to fair value based on discounted cash flows.

Goodwill

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net tangible and intangible assets acquired. In June 2001, FASB issued Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), which the Corporation adopted beginning March 1, 2002. Under SFAS 142, goodwill is not amortized, but is subject to annual impairment tests in accordance with the pronouncement. Prior to implementing SFAS 142, goodwill was amortized over five years on a straight-line basis.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Accounting for Stock Option, Stock Purchase, and Restricted Share Unit Plans

The Corporation applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25) in accounting for its stock option, stock purchase, and restricted share unit plans. Except for certain options assumed on the acquisition of Adaytum, Inc. (Adaytum) where compensation cost has been recognized in the financial statements, the exercise price of all stock options is equal to the market price of the stock on the trading day preceding the date of grant. Where the exercise price of stock options is equal to the market price of the stock on the trading day preceding the date of grant, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans. The fair value of each restricted share unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

In December 2002, FASB issued Statement No. 148, Accounting for Stock-based Compensation – Transition and Disclosure (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement also requires new and more prominent disclosures about the effects of stock-based compensation on reported results, which are provided below. The Corporation has chosen to continue to apply APB 25 for stock-based compensation.

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have reduced net income, basic net income per share, and diluted net income per share as indicated in the table below (000s, except per share amounts):

	2004	2003	2002

Net income (loss):
As reported	$100,897	$ 73,144	$ 19,408
Add: Stock-based employee compensation included above	745	669	3,341
Less: Stock-based employee compensation using fair value based method	(20,976)	(27,808)	(28,808)

Pro forma	$ 80,666	$ 46,005	$ (6,059)

Basic net income (loss) per share:
As reported	$1.13	$0.83	$ 0.22
Add: Stock-based employee compensation included above	0.01	0.01	0.04
Less: Stock-based employee compensation using fair value based method	(0.24)	(0.32)	(0.33)

Pro forma	$0.90	$0.52	$(0.07)

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

	2004	2003	2002

Diluted net income (loss) per share:
As reported	$1.10	$0.81	$ 0.21
Add: Stock-based employee compensation included above	0.01	0.01	0.04
Less: Stock-based employee compensation using fair value based method	(0.23)	(0.31)	(0.32)

Pro forma	$0.88	$0.51	$(0.07)

Weighted average number of shares:
Basic	89,325	87,936	87,807

Diluted	91,959	90,531	90,461

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rates	2.9%	3.7%	4.2%
Expected volatility	57%	62%	68%
Dividend yield	0%	0%	0%
Expected life of options (years)	4.3	2.9	2.9

2.    ACCOUNTS RECEIVABLE

Accounts receivable include an allowance for doubtful accounts of $9,545,000 and $9,683,000 as of February 29, 2004 and February 28, 2003, respectively.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

3.    FIXED ASSETS

	2004		2003

	Cost	Accumulated Depreciation and Amortization	Cost	Accumulated Depreciation and Amortization	Depreciation/ Amortization Rate

	($000s)		($000s)
Computer equipment and
software	$ 88,610	$ 67,587	$ 68,357	$51,981	33%
Office furniture	39,513	24,946	32,336	19,235	20%
					Life of
Building and					improvement/
leasehold improvements	25,957	13,273	21,685	10,188	lease term
Land	886	--	798	--	--
Building	26,264	4,132	23,668	2,998	2.5%

	181,230	$109,938	146,844	$84,402

Accumulated depreciation and
amortization	(109,938)		(84,402)

Net book value	$ 71,292		$ 62,442

Depreciation and amortization of fixed assets was $22,238,000, $18,284,000, and $23,706,000 in each of fiscal 2004, 2003, and 2002, respectively.

4.   INTANGIBLE ASSETS

	2004		2003

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired technology	$ 33,381	$18,161	$ 33,381	$11,821	20%
Deferred compensation	8,945	8,938	8,945	8,763	Compensation Period
Contractual relationships	7,800	1,109	7,800	134	12.5%
Trademarks and patents	3,620	1,895	2,350	1,325	20%

	53,746	$30,103	52,476	$22,043

Accumulated amortization	(30,103)		(22,043)

Net book value	$ 23,643		$ 30,433

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Amortization of intangible assets was $8,060,000, $4,065,000, and $7,694,000 in each of fiscal 2004, 2003, and 2002, respectively. The estimated amortization expense related to intangible assets in existence as at February 29, 2004, over the next five years is as follows: ($000s)

2005	$5,444
2006	5,383
2007	5,274
2008	4,622
2009	1,099

5.    GOODWILL

There were additions to goodwill of $2,332,000, $154,761,000, and $2,193,000 during fiscal 2004, 2003, and 2002, respectively. The additions during fiscal 2004 related to the acquisitions of Business Planning Solutions Pte. Ltd., a Singapore company (BPS), and Softa Group Limited, a U.K. company (Softa), additional consideration paid to the former shareholders of Teijin Cognos Incorporated (TCI), and a credit adjustment to the goodwill related to the Adaytum acquisition. The additions during fiscal 2003 related to the acquisition of Adaytum and additional consideration paid to the former shareholders of TCI. This additional consideration paid to TCI in fiscal 2004 and 2003 was based on the net revenue of TCI during each quarter as per the original agreement. The additions during fiscal 2002 related to the acquisition of TCI.

Under SFAS 142, which the Corporation implemented March 1, 2002, goodwill is no longer amortized but is subject to an annual impairment test. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test. The Corporation performed the required impairment tests of goodwill as of March 1, 2003 and 2004. Based on these tests, goodwill is not considered to be impaired and therefore there was no material effect on the earnings and financial position of the Corporation.

If the non-amortization provision of SFAS 142 had been in effect beginning March 1, 2001, the effect would have been as follows (000s except per share amounts):

	2004	2003	2002

Net income:
Reported net income	$100,897	$73,144	$19,408
Goodwill amortization	--	--	4,398

Adjusted net income	$100,897	$73,144	$23,806

Basic net income per share:
Reported net income	$1.13	$0.83	$0.22
Goodwill amortization	--	--	0.05

Adjusted net income	$1.13	$0.83	$0.27

Diluted net income per share:
Reported net income	$1.10	$0.81	$0.21
Goodwill amortization	--	--	0.05

Adjusted net income	$1.10	$0.81	$0.26

Weighted average number of shares:
Basic	89,325	87,936	87,807

Diluted	91,959	90,531	90,461

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

6.    ACQUISITIONS

Fiscal 2004 Acquisitions

In February 2004, the Corporation acquired Softa and certain assets of BPS. Softa is a consulting services company, based in Oxford, England. Softa specializes in strategy formulation and key performance indicators measurement consulting. BPS is a distributor of information technology solutions in countries across Southeast Asia, including Singapore, Hong Kong, Thailand, and Malaysia.

These acquisitions were accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations (SFAS 141). The aggregate purchase consideration was approximately $1,047,000 paid in cash and a note payable of $1,498,000, which is included in accrued charges on the balance sheet. Direct costs associated with these acquisitions were approximately $638,000. The Softa agreement stipulated that the shareholders of Softa would receive a maximum of $5,000,000 in contingent consideration over the next three years if certain performance thresholds are met. These payments are conditioned on the continued tenure of the shareholders and therefore will be accounted for as compensation expense as earned.

Neither the purchase of Softa nor the purchase of certain of BPS’s assets involved the write-off of any in-process research and development.

In the allocation of purchase price, $3,127,000 was assigned to goodwill. This represents the excess of the purchase price paid for Softa and BPS over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized in accordance with the Corporation’s accounting policy (See Note 1 “Summary of Significant Accounting Policies”) but will be subject to annual impairment testing. The acquisitions of Softa and BPS have significantly strengthened the Corporation’s CPM leadership and sales channels in strategic European and Asian markets.

The goodwill is not deductible for tax purposes.

During fiscal 2004, in conjunction with the acquisition of TCI in fiscal 2002, the Corporation paid approximately $484,000 and will pay approximately $116,000 to the former shareholders of TCI related to additional consideration based on net revenue. As a result, $600,000 was added to the purchase of TCI and allocated to goodwill. See further discussions below.

Fiscal 2003 Acquisitions

On January 10, 2003, the Corporation acquired Adaytum, Inc., based in Minneapolis, Minnesota. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. Adaytum was a leading global provider of enterprise performance planning software. This acquisition enhanced the Corporation’s enterprise planning offering, an essential component of CPM for large companies. Leveraging enterprise business intelligence with enterprise planning completed the Cognos vision for CPM. The ability to offer the full closed-loop CPM (planning, budgeting, monitoring, analysis, and reporting) cycle from a single vendor strengthened the value of the Corporation’s product offering and enhanced the execution of its CPM strategy. The aggregate purchase consideration was approximately $157,094,000 paid in cash. Additionally, in connection with the merger, Cognos assumed certain stock options issued pursuant to Adaytum’s stock option plan, which became options to purchase approximately 839,000 Cognos common shares with a fair value of approximately $8,654,000. Direct costs associated with the acquisition were approximately $6,571,000.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

An independent appraisal valued the in-process research and development at an immaterial amount, and therefore the purchase of Adaytum did not involve the write-off of any in-process research and development.

Based on an independent appraisal, $27,500,000 of the purchase price was allocated to intangible assets, subject to amortization. Of this amount, $19,700,000 was allocated to acquired technology and $7,800,000 was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for the acquired technology is five years whereas the amortization period for the contractual relationships is approximately eight years. The weighted average amortization for these intangible assets acquired is approximately six years. The fair values of these intangible assets were assigned, using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The amortization periods were determined using the estimated economic useful life of the asset.

In the allocation of purchase price, $154,318,000 was assigned to goodwill. This represents the excess of the purchase price paid for Adaytum over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized in accordance with the Corporation’s accounting policy (See Note 1 “Summary of Significant Accounting Policies”) but will be subject to annual impairment testing. The purchase of Adaytum added to the Corporation’s expertise in enterprise planning, added an enterprise class customer base, and channel partners. This acquisition strengthened the value of the Corporation’s product offering and will enhance its ability to execute its CPM strategy. The goodwill is not deductible for tax purposes.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Total consideration, excluding acquisition costs, was allocated based on estimated fair values as follows: ($000s)

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

$165,748

The Corporation undertook a restructuring plan in conjunction with the acquisition of Adaytum. In accordance with Emerging Issues Task Force (EITF) No. 95-3, Recognition of Liabilities in Connection with a Business Combination (EITF 95-3), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. This restructuring primarily related to involuntary employee separations of approximately 90 employees of Adaytum, accruals for abandoning leased premises of Adaytum, and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. The employee separations impacted all functional groups and geographic regions of Adaytum. In fiscal 2004, the restructuring plan was finalized. This resulted in increases of $563,000 in involuntary employee separations and an increase in other adjustments of $18,000. These items were charged against goodwill in accordance with EITF 95-3. In addition, $311,000 of additional fair market value of options assumed was recognized as part of the finalization of the restructuring plan. During the year, the Corporation also reduced the valuation allowance by $1,976,000 on deferred tax assets related to Adaytum loss carryforwards as their realization became more likely than not. The remaining restructuring accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exist that would result in a material adjustment to the acquisition cost allocation.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

($000s)	Employee separations	Other restructuring accruals	Total accrual	Asset write- downs	Total

Restructuring accrual	$ 3,888	$3,976	$ 7,864	$ 768	$ 8,632
Cash payments	(248)	(11)	(259)	--	(259)
Asset write-downs	--	--	--	(768)	(768)

Balance as at February 28, 2003	3,640	3,965	7,605	--	7,605
Cash Payments	(3,432)	(311)	(3,743)	--	(3,743)
Other Adjustments	737	(156)	581	--	581

Balance as at February 29, 2004	$ 945	$3,498	$ 4,443	$ --	$ 4,443

The following unaudited pro forma combined results of operations for fiscal 2003 and 2002 are presented as if the acquisition had occurred at the beginning of each period. Adaytum’s fiscal period ends December 31st, however the Corporation’s fiscal period is used for the presentation of this unaudited pro forma information. Despite the difference in fiscal periods, the pro forma results combine the Corporation’s results for February 28, 2003 with Adaytum’s results for December 31, 2002 and the Corporation’s results for February 28, 2002 with Adaytum’s results for December 31, 2001, for fiscal 2003 and fiscal 2002, respectively. The pro forma combined results include adjustments and assumptions, which represent estimated values and amounts and do not reflect potential cost savings and synergies. (000s, except per share amounts)

	2003	2002

	(Unaudited)
Total revenue	$606,352	$542,511
Income before taxes	95,610	9,133
Net income	68,465	4,201

Net income per share:
Basic	$0.78	$0.05

Diluted	$0.76	$0.05

Weighted average number of shares:
Basic	87,936	87,807

Diluted	90,531	90,461

In conjunction with the acquisition of TCI in fiscal 2002, the Corporation has paid approximately $444,000 to the former shareholders of TCI related to additional consideration based on net revenue for fiscal 2003. As a result, $444,000 was added to the purchase of TCI and allocated to goodwill. See further discussions below.

Fiscal 2002 Acquisitions

On February 28, 2002, the Corporation exercised its option to purchase 50% of the voting shares representing all of the outstanding voting interest in the Corporation’s subsidiary in Japan, TCI. The Corporation felt that TCI could more gainfully serve the Japanese market as a wholly owned subsidiary. The Corporation had always consolidated the results of TCI as it had effective control over TCI. The former shareholders of TCI received approximately $2,193,000 in cash upon completion of the purchase. The Corporation also paid Teijin Limited its accumulated minority interest in TCI of approximately $1,462,000 during fiscal 2003. The Corporation also agreed to pay additional consideration at each period end for eight quarters, based on the net revenue of TCI. As discussed above, approximately $444,000 and $484,000 of contingent consideration was paid for fiscal 2003 and fiscal 2004, respectively and approximately $116,000 is payable to the former shareholders of TCI in relation to the net revenue during fiscal 2004. This additional purchase price was not recorded at acquisition date as it could not be reasonably estimated at that time. The purchase of TCI did not involve the purchase of any in-process research and development. The acquisition was accounted for using the purchase method. The results of operations of TCI were consolidated historically, and thus pro forma information has not been provided.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Total consideration, excluding acquisition costs, was allocated based on estimated fair values as follows: ($000s)

Teijin Cognos Incorporated
Assets acquired	$ 3,712
Liabilities assumed	(2,250)

Net assets acquired	1,462
Goodwill	3,237

Purchase price	$ 4,699

Purchase price consideration
Cash	$ 2,193
Deferred payment	2,506

$ 4,699

7.    COMMITMENTS AND CONTINGENCIES

Certain of the Corporation’s offices, computer equipment, and vehicles are leased under various terms. The annual aggregate lease expense in each of fiscal 2004, 2003, and 2002, was $21,287,000, $15,443,000, and $15,959,000, respectively.

The aggregate amount of payments for these operating leases, in each of the next five fiscal years and thereafter, is approximately as follows: ($000s)

2005	$18,730
2006	15,071
2007	11,609
2008	8,073
2009	6,843
Thereafter	15,830

The Corporation and its subsidiaries may, from time to time, be involved in legal proceedings, claims, and litigation that arise in the ordinary course of business which the Corporation believes would not reasonably be expected to have a material adverse effect on the financial condition of the Corporation.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The Corporation has entered into licensing agreements with customers that include limited intellectual property indemnification clauses. These clauses are typical in the software industry and require the Corporation to compensate the customer for certain liabilities and damages incurred as a result of third party intellectual property claims arising from these transactions. The Corporation has not made any significant indemnification payments as a result of these clauses and, in accordance with FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), has not accrued any amounts in relation to these indemnification clauses.

8.    SPECIAL CHARGES

Fiscal 2004

Litigation

On September 17, 2003, an action was filed in the United States District Court for the Western District of Washington against the Corporation and its subsidiary Cognos Corporation (collectively, “Cognos”) by Timeline Inc. for alleged patent infringement. The complaint alleged that the Corporation’s DecisionStream product and other unspecified products infringe certain of Timeline’s United States patents. The Corporation entered into an agreement with Timeline as of February 12, 2004 to settle the action. Under the terms of the settlement agreement, both parties agreed to dismiss, with prejudice, their respective claims in the action brought by Timeline. Cognos agreed to pay Timeline a settlement totaling $1,750,000, which amount includes a license under certain of Timeline’s patents. Cognos paid this amount in the fourth quarter of fiscal 2004. Neither party admitted any liability under the patents or made any admission regarding the validity of the patents.

Fiscal 2002

Business Restructuring Charges

In fiscal 2002, the Corporation recorded a pre-tax business restructuring charge to earnings of $10,209,000 in connection with a restructuring plan to align the Corporation’s cost structure and operations to the prevailing economic environment. Business restructuring charges primarily related to involuntary employee separations for approximately 300 employees, as well as asset write-downs, and accruals for net costs of abandoning leased premises and related write-downs of leasehold improvements.

The employee separations impacted all functional groups and geographic regions of the Corporation. All employee separations were completed within the fiscal year and all of the amounts owed under the restructuring plan have been paid.

Litigation

On May 5, 2000, an action was filed in the United States District Court for the Northern District of California against the Corporation and its subsidiary Cognos Corporation by Business Objects S.A., for alleged patent infringement. The complaint alleged that the Corporation’s Impromptu product infringes Business Objects’ United States Patent No. 5,555,403 entitled “Relational Database Access System using Semantically Dynamic Objects” (the “’403 Patent”). On May 24, 2002, the Corporation and Business Objects reached an agreement to settle that action. Under the terms of the settlement agreement between the Corporation and Business Objects, Business Objects agreed to release the Corporation for any infringement of the ’403 Patent (and any amendments or related patents) and to effect that release, granted the Corporation a license under the ’403 Patent for the term of that patent or any amendments or related patents. Both parties agreed to release the other from all claims, liabilities, costs, or expenses that either party hold against the other, on account of actions taken prior to the effective date. The Corporation and Business Objects have also entered into a covenant not to sue or assert any claim against the other for infringement of any patents for a period of 5 years from the effective date. As consideration for the settlement agreement, the Corporation agreed to pay Business Objects the sum of $24,000,000. The Corporation paid Business Objects $7,000,000 and $15,250,000 in fiscal 2004 and fiscal 2003, respectively. The remaining balance of $1,750,000 will be paid in the first quarter of fiscal 2005. The Corporation recorded a special charge of $23,231,000, in fiscal 2002, representing the present value of the payment stream discounted using an interest rate of 6%, in accordance with SFAS No. 5, Contingent Liabilities. The after-tax effect of this charge was $16,827,000. The remaining balance of $769,000 represents the interest to be recognized over the payment term. The remaining principal amount is recorded in accrued charges on the balance sheet.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

9.    FINANCIAL INSTRUMENTS

Foreign Exchange Forward Contracts

The Corporation’s policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. The Corporation currently utilizes forward contracts to manage foreign currency translation exposure of net investment in foreign operations. As a result, the exchange gains and losses recorded on translation of the subsidiaries financial statements are partially offset by gains and losses attributable to the applicable foreign exchange forward contract. Realized and unrealized gains and losses from effective hedges would not be included in income but would be shown in the cumulative translation adjustment account included in other comprehensive income. The gains or losses related to ineffective portions of hedges would be included in income.

During fiscal 2004, 2003, and 2002, all of the Corporation’s hedges were effective and, as a result, no gains or losses from these hedges were included in income. The amount recorded to the cumulative translation adjustment account with respect to the forward exchange contracts was net losses of $3,319,000 and $3,593,000 during the years ended February 29, 2004 and February 28, 2003, respectively and a net gain of $973,000 during the year ended February 28, 2002.

The Corporation enters into foreign exchange forward contracts with a Canadian chartered bank, and therefore does not anticipate non-performance by this counterparty. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As of February 29, 2004, the Corporation had foreign exchange forward contracts, with maturity dates of May 27, 2004, to exchange the U.S. dollar equivalent of $39,446,000 in foreign currency. The estimated fair value of these contracts is immaterial. As of February 28, 2003, the Corporation had foreign exchange forward contracts, with maturity dates before May 29, 2003, to exchange the U.S. dollar equivalent of $17,860,000 in foreign currency. The realized loss on these contracts was $604,000.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

All the Corporation’s short-term investments as of February 29, 2004 and February 28, 2003 had maturity dates before the end of August of their respective years. The Corporation’s cash, cash equivalents, and short-term investments are denominated predominantly in euro, British pound, and Canadian and U.S. dollars.

The Corporation has an unsecured credit facility, subject to annual renewal. The credit facility permits the Corporation to borrow funds or issue letters of credit or guarantee up to an aggregate of Cdn $12,500,000 (US $9,328,000), subject to certain covenants. As of February 29, 2004 and February 28, 2003, there were no direct borrowings under the Corporation’s credit facility.

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

10.    INCOME TAXES

Details of the income tax provision (recovery) are as follows: ($000s)

	2004	2003	2002

Current
Canadian	$ (150)	$11,043	$ 11,490
Foreign	16,740	14,884	9,392

	16,590	25,927	20,882

Deferred
Canadian	2,880	9,134	(11,510)
Foreign	(418)	(3,907)	(611)

	2,462	5,227	(12,121)

Income tax provision	$19,052	$31,154	$ 8,761

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The reported income tax provision differs from the amount computed by applying the Canadian rate to income before income taxes. The reasons for this difference and the related tax effects are as follows: ($000s)

	2004	2003	2002

Expected Canadian tax rate	36.0%	38.0%	41.0%

Expected tax provision	$ 43,184	$ 39,633	$11,549
Tax rate differences	(16,472)	(12,168)	(8,626)
Net change in valuation allowance and other income tax
benefits earned	(1,062)*	(419)*	(450)
Investment tax credit	(10,778)	(5,660)	(2,914)
Non-deductible expenses and non-taxable income	2,118	8,092	7,288
Withholding tax on foreign income	2,023	1,638	1,759
Other	39	38	155

Reported income tax provision	$ 19,052	$ 31,154	$ 8,761

* The operating tax loss carryforwards (net of valuation allowance) acquired on the purchase of Adaytum do not affect the income statement as amounts are allocated to these operating tax loss carryforwards in the purchase price allocation.

Significant components of the Corporation’s deferred tax assets and liabilities as of February 29, 2004 and February 28, 2003 are as follows: ($000s)

	2004	2003

Deferred tax assets
Net operating tax loss carryforwards	$ 16,621	$ 24,176
Investment tax credits	89	4,670
Deferred revenue	885	3,985
Reserves	5,936	7,096
Book and tax differences on assets	1,750	1,242
Other	263	236

Total deferred tax assets	25,544	41,405
Valuation allowance for deferred tax assets	(9,183)	(18,714)

Net deferred tax assets	16,361	22,691

Deferred tax liabilities
Book and tax differences on assets	8,996	12,547
Reserves and allowances	19,287	14,805
Investment tax credits	3,731	3,473

Total deferred tax liabilities	32,014	30,825

Net deferred income tax liability	$(15,653)	$ (8,134)

Net operating tax loss carryforwards and the valuation allowance for deferred tax assets for fiscal 2004 and 2003 include net operating loss carryforwards applicable to an acquisition during fiscal 2003.

The net change in the total valuation allowance for the years ended February 29, 2004 and February 28, 2003 was a decrease of $9,531,000 and an increase of $16,357,000, respectively.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Realization of the net deferred tax assets is dependent on generating sufficient taxable income in certain legal entities. Although realization is not assured, the Corporation believes it is more likely than not that the net amount of the deferred tax asset will be realized. However, this estimate could change in the near term as future taxable income in these certain legal entities changes.

As of February 29, 2004, the Corporation had net operating loss carryforwards of approximately $46,714,000 of which $39,510,000 are attributable to an acquisition during fiscal 2003. These acquisition related net operating loss carryforwards have a tax effected value of $14,122,000 against which the Corporation has provided a valuation allowance of $7,584,000. If circumstances change and usage of the net operating loss carryforwards becomes more likely than not, the tax benefit of the carryforwards attributable to the acquisition, to which purchase price has not been allocated, will be accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

The Corporation’s net operating loss carryforwards expire as follows: ($000s)

2005 - 2012	$ 2,270
2013 - 2023	21,195
Indefinitely	23,249

$46,714

Income before taxes attributable to all non-Canadian operations was $86,316,000, $54,413,000, and $29,323,000, in each of fiscal 2004, 2003, and 2002, respectively.

The Corporation has provided for foreign withholding taxes on the portion of the undistributed earnings of non-Canadian subsidiaries expected to be remitted.

Income taxes paid were $19,778,000, $23,184,000, and $29,368,000, in each of fiscal 2004, 2003, and 2002, respectively.

11.    STOCKHOLDERS’ EQUITY

Capital Stock

The authorized capital of the Corporation consists of an unlimited number of common shares, without nominal or par value, and an unlimited number of preferred shares, issuable in series. No series of preferred shares has been created or issued.

Share Repurchase Programs

The share repurchases made in the past three fiscal years were part of distinct open market share repurchase programs through The Nasdaq National Market and The Toronto Stock Exchange. During fiscal 2003, shares were also purchased under the Corporation’s secondary offering of common shares (see Note 12 of these notes to the consolidated financial statements). The Corporation repurchased 315,000 shares at an aggregate price of $9,698,000 during fiscal 2004. During fiscal 2003, the Corporation repurchased 910,000 shares at an aggregate purchase price of $19,992,000 of which 180,000 were purchased in connection with the secondary offering. In fiscal 2002, 1,616,000 shares for an aggregate purchase price of $29,039,000 were repurchased. The share repurchase programs are adopted in October of each year and run for one year. They allow the Corporation to purchase no more than 5% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq National Market or The Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. All shares repurchased under the completed share repurchase programs were cancelled and all shares repurchased under the current share repurchase program will be cancelled.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The details of the share repurchases were as follows:

	2004		2003		2002

	Shares	Cost	Shares	Cost	Shares	Cost

	(000s)	($000s)	(000s)	($000s)	(000s)	($000s)
October 2000 program	--	$ --	--	$ --	816	$12,945
October 2001 program	--	--	388	9,992	800	16,094
October 2002 program	--	--	342	6,850	--	--
October 2003 program	315	9,698	--	--	--	--

	315	9,698	730	16,842	1,616	29,039

Secondary offering	--	--	180	3,150	--	--

	315	$9,698	910	$19,992	1,616	$29,039

The amount paid to acquire the shares over and above the average carrying value has been charged to retained earnings.

Stock Option Plans

As of February 29, 2004, the Corporation had stock options outstanding under four plans: 1,552,000 pertain to the 2003-2008 Stock Option Plan (“the 2003 Plan”); 9,629,000 pertain to the 1997–2002 Stock Option Plan (“the 1997 Plan”); 256,000 pertain to the 1993–1998 Stock Option Plan (“the 1993 Plan”); and 561,000 pertain to stock options issued pursuant to Adaytum’s stock plan (“the Adaytum Plan”) which the Corporation assumed in accordance with the terms of the merger agreement between Adaytum and the Corporation.

There were 1,760,000 shares of common stock originally reserved by the Board of Directors for issuance under the 2003 Plan, which was approved by the Corporation’s shareholders in June 2003. It is intended that additional shares will be issued under the 2003 Plan but only after being approved by the shareholders. Options can be granted to officers and employees at such times and under such terms as established by the 2003 Plan. Options can be fully exercisable on the date of grant or may be exercisable in installments. Options will expire not later than 5 years from the date of grant or any shorter period as may be determined. All options are priced at the market price of the Corporation’s shares on The Toronto Stock Exchange on the trading day preceding the date of grant. Options under this plan were granted to officers and employees in fiscal 2004.

There were 14,000,000 shares of common stock originally reserved by the Board of Directors for issuance under the 1997 Plan, which was approved by the Corporation’s shareholders in June 1997 and replaced the 1993 Plan. Options were granted to directors, officers, and employees at such times and under such terms as established by the 1997 Plan. Options may have been fully exercisable on the date of grant or may have been exercisable in installments. Options will expire not later than 10 years from the date of grant or any shorter period as may be determined. All options were priced at the market price of the Corporation’s shares on The Toronto Stock Exchange on the trading day preceding the date of grant. Options were granted to employees, executive officers, and directors in each of 1998, 1999, 2000, 2001, and 2002. Substantially all options vest equally in April of the next four years after the date of grant and expire in April of the seventh year after the date of grant. The 1997 Plan expired on May 1, 2002.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Under the 1993 Plan, options were awarded to directors, officers, and employees. For the options outstanding as of February 29, 2004, the vesting dates have all passed and the options will expire in April 2005. All options were priced at the market price of the Corporation’s shares on The Toronto Stock Exchange on the trading day preceding the date of grant. The 1993 Plan expired on January 1, 1998.

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

Employee Stock Purchase Plan

This plan was approved by the Corporation’s shareholders in July 1993 and has been amended three times, in 1997, 1999, and 2002. This amended plan terminates on November 30, 2005. Under the plan, 3,000,000 common shares were reserved for issuance. A participant in the Employee Stock Purchase Plan authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (Purchase Period) and, on the first trading day following the end of any Purchase Period, these deductions are applied toward the purchase of common shares. The purchase price per share is ninety (90) percent of the lesser of The Toronto Stock Exchange average closing price on (a) the first five trading days of the Purchase Period or (b) the last five trading days of the Purchase Period. All full-time and part-time permanent employees may participate in the plan.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Activity in the stock option plans for fiscal 2004, 2003, and 2002 was as follows:

	2004		2003		2002

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

	(000s)		(000s)		(000s)
Outstanding, beginning of year	13,072	$19.37	10,554	$17.35	7,569	$17.81
Granted	1,568	27.52	3,404	23.67	4,835	16.71
Assumed	--	--	839	23.76	--	--
Exercised	(1,959)	14.62	(886)	11.71	(1,279)	9.96
Forfeited	(683)	28.68	(839)	20.76	(571)	20.33

Outstanding, end of year	11,998	25.89	13,072	19.37	10,554	17.35

Options exercisable at year end	5,552		4,430		3,002

Weighted average per share
fair value of options granted
during the year calculated
using the Black-Scholes
option-pricing model		$13.10		$10.01		$7.48

The following table summarizes significant ranges of outstanding and exercisable options held by directors, officers, and employees as of February 29, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

	(000s)	(Years)		(000s)
$ 6.29 - $12.52	1,193	2.7	$11.80	1,193	$11.80
$13.33 - $17.84	1,153	4.2	16.35	752	15.90
$17.98 - $19.22	2,345	5.1	18.95	1,056	18.96
$19.61 - $26.82	2,888	6.1	26.26	851	25.90
$27.63 - $37.13	2,779	5.1	29.31	467	31.57
$38.80 - $52.91	1,640	4.1	39.38	1,233	39.38

	11,998	4.9	24.94	5,552	23.67

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Activity in the restricted share unit plan for fiscal 2004 and 2003 was as follows:

	2004		2003
	Restricted Share Units	Weighted Average Grant Price	Restricted Share Units	Weighted Average Grant Price

	(000s)		(000s)
Outstanding, beginning of year	23	$23.47	--	--
Granted	21	28.24	23	$23.47
Delivered	--	--	--	--
Forfeited	(15)	24.13	--	--

Outstanding, end of year	29	28.09	23	23.47

Compensation expense related to the Corporation’s restricted share unit plan, net of forfeitures, was $310,000, $77,000, and $0 in fiscal 2004, 2003, and 2002 respectively.

Deferred Stock-based Compensation

The Corporation recorded aggregate deferred stock-based compensation of $232,000, $1,120,000, and $0 in fiscal 2004, 2003, and 2002, respectively. During fiscal 2004, deferred stock-based compensation of $232,000 was recorded in relation to grants under the restricted share unit plan. During fiscal 2003, deferred stock-based compensation of $577,000 was recorded in relation to the options assumed on the acquisition of Adaytum. A further $543,000 of deferred stock-based compensation was recorded in relation to grants under the restricted share unit plan.

Net Income per Share

The dilutive effect of stock options is excluded under the requirements of FASB Statement No. 128, Earnings per Share, for calculating net income per share, but is included in the calculation of diluted net income per share.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The reconciliation of the numerator and denominator for the calculation of net income per share and diluted net income per share is as follows: (000s, except per-share amounts)

	2004	2003	2002
Net Income per Share
Net income	$100,897	$73,144	$19,408

Weighted average number of shares outstanding	89,325	87,936	87,807

Net income per share	$1.13	$0.83	$0.22

Diluted Net Income per Share
Net income	$100,897	$73,144	$19,408

Weighted average number of shares outstanding	89,325	87,936	87,807
Dilutive effect of stock options* and deferred stock-based
compensation	2,634	2,595	2,654

Adjusted weighted average number of shares outstanding	91,959	90,531	90,461

Diluted net income per share	$1.10	$0.81	$0.21

*  All anti-dilutive options have been excluded. The average number of anti-dilutive options was 2,891,000, 4,167,000, and 3,327,000 for fiscal 2004, 2003, and 2002, respectively.

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

The pension costs in fiscal 2004, 2003, and 2002 were $7,770,000, $5,812,000, and $4,889,000, respectively.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

14.    SEGMENTED INFORMATION

The Corporation operates in one business segment—computer software solutions. This segment engages in business activities from which it earns license, support, and services revenue, and incurs expenses. Within this business segment, the Corporation develops, markets, and supports business intelligence and CPM solutions. Our solutions help improve business performance by enabling effective decision-making at all levels of the organization. The Corporation’s integrated solution consists of a suite of business intelligence components, analytical applications, and performance management applications. The Corporation’s customers can strategically apply these software solutions across the extended enterprise to address their need for CPM. The solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, reporting, analysis, and scorecarding products. Cognos products are distributed both directly and through resellers worldwide.

Revenue is derived from the licensing of software and the provision of related services, which include product support, education, and consulting. The Corporation generally licenses software and provides services subject to terms and conditions consistent with industry standards. For an annual fee, customers may contract with the Corporation for product support, which includes product and documentation enhancements, as well as tele-support and web-support.

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

	2004	2003	2002

Revenue to external customers*
U.S.A.	$343,556	$301,142	$263,488
Canada	53,373	37,853	40,979
United Kingdom	73,700	52,188	45,759
Europe	154,341	121,168	107,278
Asia/Pacific	58,147	38,685	33,798

	$683,117	$551,036	$491,302

* Revenues are attributed to countries based on location of customer

Fixed assets
Canada	$47,542	$46,038
U.S.A.	11,931	8,380
Other countries	11,819	8,024

	$71,292	$62,442

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

15.    COMPARATIVE RESULTS

The Corporation has updated its income statement presentation to segregate from selling, general, and administrative expenses $70,324,000 and $71,529,000 for fiscal 2003 and fiscal 2002, respectively, and created a new line item for the cost of providing services. Additionally, the Corporation has segregated from selling, general, and administrative expenses $4,065,000 and $12,092,000 for fiscal 2003 and fiscal 2002, respectively, and created a new line item for amortization of intangible assets within operating expenses. This reclassification was made to provide more information to the users of the Corporation’s financial statements.

Certain other figures of the prior years’ financial statements have been reclassified in order to conform to the presentation adopted in the current year. None of these changes in presentation affect previously reported results of operations.

16.    NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements are applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. The Corporation has determined that it has one variable interest entity since the investment required subordinated debt. Under FIN 46, the Corporation is required to apply the new accounting principles prospectively starting in the first quarter of fiscal 2005. Upon adoption, none of the provisions of FIN 46 will have a material impact on the Corporation.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. The amendments improve financial reporting by: requiring that contracts with comparable characteristics be accounted for similarly; clarifying the circumstances under which a contract with an initial net investment meets the characteristics of a derivative; and clarifying when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into, or modified after, June 30, 2003. The adoption of SFAS 149 did not have a material effect on the business, results of operations, or financial condition of the Corporation.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) which establishes standards for classifying and measuring certain financial instruments issued by a company with characteristics of both liabilities and equity. The statement is effective for all financial instruments created on or modified after May 31, 2003 and was otherwise effective at the beginning of the Corporation’s third quarter of fiscal 2004 beginning on September 1, 2003. The Corporation has not issued any such instruments and therefore the adoption of SFAS 150 did not have any effect on the business, results of operations, and financial condition of the Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1.      (a)     Identification of Directors

The information required by this Item in respect to directors is incorporated herein by reference to the information provided under the headings “Election of Directors” and “Independence and Board Committees” of the Corporation’s Proxy Statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission and Canadian Securities regulators in connection with the solicitation of proxies for the Corporation’s Annual and Special Meeting of Shareholders scheduled to be held June 23, 2004 (Proxy Statement).

(b)	Identification of Executive Officers

Information regarding executive officers of the Corporation is set forth under Part I of this Form 10-K.

(c)	Code of Ethics

The Corporation has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. The Corporation’s Code of Business Conduct and Ethics is available on the Corporation’s website at www.cognos.com.

2.	Section 16(a) Beneficial Ownership Reporting Compliance

As a foreign private issuer, the Corporation is not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the heading “Executive Compensation” of the Corporation’s Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT>

The information required by this Item is incorporated by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Corporation’s Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

The information required by this Item is incorporated by reference to the information provided under the heading “Certain Relationships and Other Transactions” of the Corporation’s Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is incorporated by reference to the information provided under the heading “Fees Paid to the Independent Auditors” of the Corporation’s Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report, except for Exhibit 32 which is furnished to the Securities and Exchange Commission herewith:

(a)	1.	Financial Statements See Index to Consolidated Financial Statements under Item 8 of this report.

(a)	2.	Financial Statement Schedule The Schedule supporting the Consolidated Financial Statements that is filed as part of this report is as follows:

Schedule II Valuation and qualifying accounts

Note:	Schedules other than those listed are omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a)	3.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.0	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	--Agreement and Plan of Reorganization dated as of December 19, 2002, by and among Cognos Incorporated, Cognos Corporation, Argon Acquisition Corp. and Adaytum, Inc. (filed as Exhibit 2.1 to Form 8-K dated December 19, 2002).

3.0	Articles of Incorporation and Bylaws

3.1	--Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form 10-Q filed for the quarter ended November 30, 2002)

3.2	--By-laws of the Corporation (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)

3.3	--Amended By-law of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)

4.0	Instruments defining the rights of security holders, including indentures

4.1	--Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)

4.2	--Description of Common Shares contained in the Articles of Incorporation and amendments thereto, (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1, filed on July 1, 1987)

continued.....

EXHIBIT NUMBER	DESCRIPTION (continued)

10.0	Material Contracts

10.1	--Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1, filed on May 13, 1987)

10.2	--1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended (filed as Exhibit 10.2 on Form 10-K, filed for year ended February 28, 1989)

10.3	--Form of Incentive Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.4	--Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.5	--Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.6	--1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 of Form 10-K filed for the year ended February 29, 2000)

10.7	--1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 of Form 10-K filed for the year ended February 29, 2000)

10.8	--Form of Incentive Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 of Form 10-K filed for the year ended February 29, 2000)

10.9	--Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 of Form 10-K filed for the year ended February 29, 2000)

10.10	--Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 of Form 10-Q filed for the quarter ended August 31, 1996)

10.11	--Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 of Form 10-Q filed for the quarter ended August 31, 1996)

10.12	--1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)

10.13	--Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)

10.14	--Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)

10.15	--Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit 10.17 to Form 10-K filed for the year ended February 28, 1998)

10.16	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 to Form 10-Q filed for the quarter ended August 31, 1999)

continued.....

EXHIBIT NUMBER	DESCRIPTION (continued)

10.17	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.18 to Form 10-K for the year ended February 28, 2002)

10.18	--Amended Employee agreement - Terry Hall. (filed as Exhibit 10.19 to Form 10-K for the year ended February 28, 2002)

10.19	--Employee release agreement - Terry Hall. (filed as Exhibit 10.20 to Form 10-K for the year ended February 28, 2002)

10.20	--2002-2005 Restricted Share Unit Plan (filed as Exhibit 10.21 of Form 10-Q filed for the quarter ended November 30, 2002)

10.21	--2002-2005 Adaytum Inc. 1999 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-102794 on Form S-8, filed on January 29, 2003)

10.22	--2003-2008 Stock Option Plan (filed as Exhibit 10.23 of Form 10-Q filed for the quarter ended May 31, 2003)

10.23	--Retirement Compensation Arrangement Plan for Certain Executives (filed as Exhibit 10.23 to this Form 10-K)

11.0	Statements regarding Computation of Earnings Per Share

11.1	--Computation of Earnings Per Share in accordance with Canadian Generally Accepted Accounting Principles

11.2	--Computation of Earnings Per Share in accordance with United States Generally Accepted Accounting Principles

21.0	Subsidiaries of the Company

23.0	Consent of Ernst & Young LLP, Independent Chartered Accountants

31.0	Section 302 Certificates

31.1	--Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	--Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.0	Additional Exhibits

99.1	--Management’s Discussion and Analysis of the Corporation’s Financial Condition and Results of Operations - Canadian Supplement

99.2	--Consolidated Financial Statements in accordance with Canadian Generally Accepted Accounting Principles

(b)	Reports on Form 8-K

During the last quarter of the fiscal year ended February 29, 2004, the Corporation filed a report on Form 8-K on December 17, 2003 pursuant to Items 7 and 12, Financial Statements and Exhibits and Disclosure of Results of Operations and Financial Condition, respectively. This Form 8-K related to the release of the Corporation’s results for the third quarter of fiscal 2004 ended November 30, 2003.

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

COGNOS INCORPORATED
    (Registrant)

/s/ Tom Manley	April 26, 2004

Tom Manley

Senior Vice President, Finance & Administration and
Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Renato Zambonini		April 26, 2004

Renato Zambonini	Chief Executive Officer, and Director
/s/ Tom Manley		April 26, 2004

Tom Manley	Senior Vice President, Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ James M. Tory		April 26, 2004

James M. Tory, Q.C.	Chairman of the Board
/s/ John E. Caldwell		April 26, 2004

John E. Caldwell	Director
/s/ Paul D. Damp		April 26, 2004

Paul D. Damp	Director
/s/ Pierre Y. Ducros		April 26, 2004

Pierre Y. Ducros	Director
/s/ Robert W. Korthals		April 26, 2004

Robert W. Korthals	Director
/s/ John Rando		April 26, 2004

John Rando	Director
/s/ Bill Russell		April 26, 2004

Bill Russell	Director

Schedule II

COGNOS INCORPORATED

Valuation and Qualifying Accounts

(US$000s, U.S. GAAP)

	Balance, beginning of period	Additions charged to income	Deductions (1)	Balance, end of period

Allowance for Doubtful Accounts
Fiscal Year Ended
February 28, 2002	$11,521	$3,373	$(6,086)	$8,808

February 28, 2003	$ 8,808	$3,200	$(2,325)	$9,683

February 29, 2004	$ 9,683	$1,178	$(1,316)	$9,545

Allowance for Inventory Obsolescence
Fiscal Year Ended
February 28, 2002	$ 119	$ 99	$ (66)	$ 152

February 28, 2003	$ 152	$ 161	$ (161)	$ 152

February 29, 2004	$ 152	$ 196	$ (137)	$ 211

(1)	Represents amounts written off against the reserve, net of recoveries.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	PAGE

2.0	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	--Agreement and Plan of Reorganization dated as of December 19, 2002, by and among Cognos Incorporated, Cognos Corporation, Argon Acquisition Corp. and Adaytum, Inc. (filed as Exhibit 2.1 to Form 8-K dated December 19, 2002).	*

3.0	Articles of Incorporation and Bylaws

3.1	--Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form 10-Q filed for the quarter ended November 30, 2002)	*

3.2	--By-laws of the Corporation (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)	*

3.3	--Amended By-law of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)	*

4.0	Instruments defining the rights of security holders, including indentures

4.1	--Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)	*

4.2	--Description of Common Shares contained in the Articles of Incorporation and amendments thereto, (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1, filed on July 1, 1987)	*

10.0	Material Contracts

10.1	--Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1, filed on May 13, 1987)	*

10.2	--1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended (filed as Exhibit 10.2 on Form 10-K, filed for year ended February 28, 1989)	*

10.3	--Form of Incentive Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

10.4	--Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

10.5	--Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

10.6	--1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 of Form 10-K filed for the year ended February 29, 2000)	*

10.7	--1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 of Form 10-K filed for the year ended February 29, 2000)	*

10.8	--Form of Incentive Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 of Form 10-K filed for the year ended February 29, 2000)	*

continued...

EXHIBIT INDEX (continued)

EXHIBIT NUMBER	DESCRIPTION	PAGE

10.9	--Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 of Form 10-K filed for the year ended February 29, 2000)	*

10.10	--Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 of Form 10-Q filed for the quarter ended August 31, 1996)	*

10.11	--Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 of Form 10-Q filed for the quarter ended August 31, 1996)	*

10.12	--1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)	*

10.13	--Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)	*

10.14	--Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)	*

10.15	--Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit 10.17 of Form 10-K filed for the year ended February 28, 1998)	*

10.16	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 of Form 10-Q filed for the quarter ended August 31, 1999)	*

10.17	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.18 of Form 10-K filed for the year ended February 28, 2002)	*

10.18	--Amended Employee agreement -Terry Hall. (filed as Exhibit 10.19 of Form 10-K filed for the year ended February 28, 2002)	*

10.19	--Employee release agreement -Terry Hall. (filed as Exhibit 10.20 of Form 10-K filed for the year ended February 28, 2002)	*

10.20	--2002-2005 Restricted Share Unit Plan (filed as Exhibit 10.21 of Form 10-Q filed for the quarter ended November 30, 2002)	*

10.21	--2002-2005 Adaytum Inc. 1999 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-102794 on Form S-8, filed on January 29, 2003)	*

10.22	--2003-2008 Stock Option Plan (filed as Exhibit 10.23 of Form 10-Q filed for the quarter ended May 31, 2003)	*

10.23	--Retirement Compensation Arrangement Plan for Certain Executives (filed as Exhibit 10.23 to this Form 10-K)	96

11.0	Statements regarding Computation of Earnings Per Share

11.1	--Computation of Earnings Per Share in accordance with Canadian Generally Accepted Accounting Principles	105

11.2	--Computation of Earnings Per Share in accordance with United States Generally Accepted Accounting Principles	106

21.0	Subsidiaries of the Company	107

continued...

EXHIBIT INDEX (continued)

EXHIBIT NUMBER	DESCRIPTION	PAGE

23.0	Consent of Ernst & Young LLP, Independent Chartered Accountants	108

31.0	Section 302 Certificates

31.1	--Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	109

31.2	--Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	110

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	111

99.0	Additional Exhibits

99.1	--Management’s Discussion and Analysis of the Corporation’s Financial Condition and Results of Operations - Canadian Supplement	112

99.2	--Consolidated Financial Statements in accordance with Canadian Generally Accepted Accounting Principles	116

* Incorporated by reference to document identified, which has been previously filed.