Form 10-Q
period 2004-05-31
COGNOS INC
filed 2004-07-08
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X       NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES   X      NO

The number of shares outstanding of the registrant’s only class of Common Stock as of June 15, 2004, was 90,291,925.

COGNOS INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended May 31,
	2004	2003

Revenue
Product license	$ 66,070	$ 57,801
Product support	74,787	64,127
Services	32,762	28,635

Total revenue	173,619	150,563

Cost of revenue
Cost of product license	621	1,111
Cost of product support	7,175	6,855
Cost of services	25,475	20,859

Total cost of revenue	33,271	28,825

Gross margin	140,348	121,738

Operating expenses
Selling, general, and administrative	90,509	80,238
Research and development	24,325	23,294
Amortization of intangible assets	1,372	2,105

Total operating expenses	116,206	105,637

Operating income	24,142	16,101
Interest expense	(71)	(171)
Interest income	1,404	1,044

Income before taxes	25,475	16,974
Income tax provision	5,350	4,583

Net income	$ 20,125	$ 12,391

Net income per share
Basic	$0.22	$0.14

Diluted	$0.22	$0.14

Weighted average number of shares (000s)
Basic	90,091	88,527

Diluted	92,692	90,924

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s except share amounts, U.S. GAAP)

	May 31, 2004	February 29, 2004

Assets	(Unaudited )	(Note 1)
Current assets
Cash and cash equivalents	$327,441	$224,830
Short-term investments	88,921	163,411
Accounts receivable	106,431	152,859
Prepaid expenses and other current assets	15,601	16,668
Deferred tax assets	2,032	2,445

	540,426	560,213
Fixed assets	68,171	71,292
Intangible assets	22,341	23,643
Goodwill	172,323	172,323

	$803,261	$827,471

Liabilities
Current liabilities
Accounts payable	$ 23,573	$ 30,698
Accrued charges	22,087	25,483
Salaries, commissions, and related items	43,360	59,903
Income taxes payable	3,550	5,875
Deferred revenue	164,620	178,752

	257,190	300,711
Deferred income taxes	18,514	18,098

	275,704	318,809

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital
(May 31, 2004 - 90,238,463; February 29, 2004 - 89,902,895)	216,146	206,499
Treasury shares
(May 31, 2004 - 40,375; February 29, 2004 - 43,500)	(980)	(1,065)
Deferred stock-based compensation	(650)	(730)
Retained earnings	316,197	305,399
Accumulated other comprehensive loss	(3,156)	(1,441)

	527,557	508,662

	$803,261	$827,471

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended May 31,

	2004	2003

Cash flows from operating activities
Net income	$ 20,125	$ 12,391
Non-cash items
Depreciation and amortization	6,498	7,148
Amortization of deferred stock-based compensation	185	169
Amortization of other deferred compensation	7	62
Deferred income taxes	1,016	(2,954)
Loss on disposal of fixed assets	1	454

	27,832	17,270
Change in non-cash working capital
Decrease in accounts receivable	44,933	37,006
Decrease (increase) in prepaid expenses and other current assets	870	(3,088)
Decrease in accounts payable	(6,967)	(8,625)
Decrease in accrued charges	(3,195)	(5,809)
Decrease in salaries, commissions, and related items	(15,743)	(15,793)
Decrease in income taxes payable	(2,092)	(138)
Decrease in deferred revenue	(12,549)	(10,282)

Net cash provided by operating activities	33,089	10,541

Cash flows from investing activities
Maturity of short-term investments	145,593	63,752
Purchase of short-term investments	(71,395)	(44,700)
Additions to fixed assets	(3,073)	(6,409)
Additions to intangible assets	(69)	(321)
Business acquisitions	--	(108)

Net cash provided by investing activities	71,056	12,214

Cash flows from financing activities
Issue of common shares	10,289	12,466
Purchase of treasury shares	--	(564)
Repurchase of shares	(9,989)	--
Decrease in long-term debt and long-term liabilities	--	(1,697)

Net cash provided by financing activities	300	10,205

Effect of exchange rate changes on cash	(1,834)	5,122

Net increase in cash and cash equivalents	102,611	38,082
Cash and cash equivalents, beginning of period	224,830	162,588

Cash and cash equivalents, end of period	327,441	200,670
Short-term investments, end of period	88,921	63,226

Cash, cash equivalents, and short-term investments, end of period	$416,362	$263,896

(See accompanying notes)

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (“U.S.”) dollars and in accordance with generally accepted accounting principles (“GAAP”) in the U.S. with respect to interim financial statements, applied on a consistent basis. The consolidated balance sheet as at February 29, 2004 has been extracted from the audited consolidated financial statements at that date. These consolidated financial statements do not include all of the information and footnotes required for compliance with GAAP in the U.S. for annual financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

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

The Corporation recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants.

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

For contracts with multiple obligations (e.g., delivered and undelivered products, support obligations, education, consulting, and other services), the Corporation allocates revenue to each element of the contract based on vendor specific objective evidence (“VSOE”) of the fair value of the element. VSOE of fair value is assigned using the residual method as outlined in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. VSOE is the renewal rate for product support elements of a contract and, for service elements, is the normal pricing and discounting practices for those products when they are sold separately; the residual is then assigned to the license element of the contract.

3.	Stock-Based Compensation

The Corporation applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees in accounting for its stock option, stock purchase, and restricted share unit plans. Where the exercise price of stock options is equal to the market price of the stock on the trading day preceding the date of grant, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans. However, for certain options assumed on the acquisition of Adaytum, Inc., under purchase accounting methodology, compensation cost has been recognized in the financial statements. For restricted share units, the fair value of each unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have reduced net income, basic net income per share and diluted net income per share as indicated in the table below (000s, except per share amounts):

	Three months ended May 31,

	2004	2003

Net income:
As reported	$ 20,125	$ 12,391
Add: Stock-based employee compensation
included above	185	169
Less: Stock-based employee compensation using
fair value based method	(3,409)	(6,249)

Pro forma	$ 16,901	$ 6,311

Basic net income per share:
As reported	$0.22	$0.14
Add: Stock-based employee compensation
included above	--	--
Less: Stock-based employee compensation using
fair value based method	(0.03)	(0.07)

Pro forma	$0.19	$0.07

Diluted net income per share:
As reported	$0.22	$0.14
Add: Stock-based employee compensation included
above	--	--
Less: Stock-based employee compensation using
fair value based method	(0.04)	(0.07)

Pro forma	$0.18	$0.07

Weighted average number of shares:
Basic	90,091	88,527

Diluted	92,692	90,924

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended May 31,

	2004	2003

Risk-free interest rates	3.6%	N/A*
Expected volatility	52%	N/A*
Dividend yield	0%	N/A*
Expected life of options (years)	4.3	N/A*

        * During the three months ended May 31, 2003, no options were granted.

4.	Goodwill

During the three months ended May 31, 2004 and May 31, 2003, there were additions to goodwill of nil and $108,000, respectively. The additions in the prior fiscal period related to additional consideration paid to the former shareholders of Teijin Cognos Incorporated (“TCI”). This additional consideration was based on the net revenue of TCI during each quarter as per the terms of the original purchase agreement. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test, and performed the required test as of March 1, 2004. Based on this test, goodwill is not considered to be impaired.

	Three months ended May 31,

	2004	2003

	($000s)
Beginning balance	$172,323	$169,991
Additions	--	108

Closing balance	$172,323	$170,099

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

5.	Intangible Assets

	As at May 31, 2004		As at February 29, 2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)

Acquired technology	$ 33,381	$19,146	$ 33,381	$18,161	20%
					Compensation
Deferred compensation	8,945	8,945	8,945	8,938	Period
Contractual relationships	7,800	1,353	7,800	1,109	12.5%
Trademarks and patents	3,690	2,031	3,620	1,895	20%

	53,816	$31,475	53,746	$30,103

	(31,475)		(30,103)

Net book value	$ 22,341		$ 23,643

Amortization of intangible assets was $1,372,000 and $2,105,000 in the quarters ended May 31, 2004 and May 31, 2003, respectively. The estimated amortization expense related to intangible assets is as follows ($000s):

2005 (Q2 to Q4)	$4,076
2006	5,385
2007	5,278
2008	4,628
2009	1,107
2010	1,027
2011 and thereafter	840

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

6.	Commitments and Contingencies

Customer Indemnification

The Corporation has entered into licensing agreements with customers that include limited intellectual property indemnification clauses. These clauses are typical in the software industry and require the Corporation to compensate the customer for certain liabilities and damages incurred as a result of third party intellectual property claims arising from these transactions. The Corporation has not made any significant indemnification payments as a result of these clauses and, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, has not accrued any amounts in relation to these indemnification clauses.

Legal Proceedings

The Corporation and its subsidiaries may, from time to time, be involved in legal proceedings, claims, and litigation that arise in the ordinary course of business. In the event that any such claims or litigation are resolved against Cognos, such outcomes or resolutions could have a material adverse effect on the business, financial condition or results of operations of the Corporation.

7.	Income Taxes

The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year.

8.	Stockholders’ Equity

The Corporation issued 635,000 common shares, valued at $10.3 million during the three months ended May 31, 2004, and issued 866,000 shares valued at $12.5 million during the three months ended May 31, 2003. The issuance of shares in both periods was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees and officers. The Corporation repurchased 300,000 shares in the open market at a value of $10.0 million during the three months ended May 31, 2004. During the three month period ended May 31, 2003, the Corporation did not repurchase shares.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended May 31,

	2004	2003

Basic Net Income per Share
Net income	$20,125	$12,391

Weighted average number of shares outstanding	90,091	88,527

Basic net income per share	$0.22	$0.14

Diluted Net Income per Share
Net income	$20,125	$12,391

Weighted average number of shares outstanding	90,091	88,527
Dilutive effect of stock options	2,601	2,397

Adjusted weighted average number of shares outstanding	92,692	90,924

Diluted net income per share	$0.22	$0.14

9.	Comprehensive Income

Comprehensive income includes net income and other comprehensive income (“OCI”). OCI refers to changes in net assets from transactions and other events, and circumstances not included in net income and other than transactions with stockholders. These changes are recorded directly as a separate component of Stockholders’ Equity. The only other comprehensive income item for the Corporation relates to foreign currency translation adjustments pertaining to those subsidiaries not using the U.S. dollar as their functional currency net of derivative gains or losses.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

        The components of comprehensive income were as follows ($000’s):

	Three months ended May 31,

	2004	2003

Net income	$20,125	$12,391
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,715)	6,045

Comprehensive income	$18,410	$18,436

10.	Segmented Information

The Corporation operates in one business segment—computer software solutions.

11.	Liabilities in Connection with Acquisition

The Corporation undertook a restructuring plan in conjunction with the acquisition of Adaytum in January 2003. In accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Business Combination, the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The Corporation recorded restructuring costs of approximately $9.2 million in relation to this restructuring plan. These restructuring costs primarily relate to involuntary employee separations of approximately 90 employees of Adaytum, accruals for vacating leased premises of Adaytum, and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. The employee separations impact all functional groups and geographic regions of Adaytum. The remaining accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid in fiscal 2005. Outstanding balances for lease payments will be paid over the lease term unless settled earlier. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exist that would result in a material adjustment to the acquisition cost allocation.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following table sets forth the activity in the Corporation’s restructuring accrual for the three month period ended May 31, 2004: ($000s)

	Employee separations	Other restructing accruals	Total accrual

Balance as at February 29, 2004	$ 945	$ 3,498	$ 4,443
Cash payments during the first
quarter of fiscal 2005	(563)	(183)	(746)

Balance as at May 31, 2004	$ 382	$ 3,315	$ 3,697

12.	Comparative Results

Certain of the prior period’s figures have been reclassified in order to conform to the presentation adopted during the current fiscal year. This change in presentation does not affect previously reported assets, liabilities, or results of operations.

13.	New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements are applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. The Corporation has determined that it has an undercapitalized distributor that qualifies as a variable interest entity. The Corporation adopted FIN 46 on May 31, 2004 for this variable interest entity which was created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Corporation’s financial condition or results of operations.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (“fiscal 2004”). MD&A contains forward-looking statements including statements concerning future revenues and earnings; product demand and growth opportunities; business outlook and business momentum; purchasing environment; new product introductions/development and customer reaction and acceptance of such products, including the Cognos ReportNet product; market positioning and conditions, business model and technology strategies and execution; the growth, strategic importance and acceptance of corporate performance management, business intelligence and solution standardization; and market position. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain revenue growth or to anticipate a decline in revenue from any of our products or services; our ability to develop and introduce new products and enhancements that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to compete in an intensely competitive market; our ability to select and implement appropriate business models and strategies; fluctuations in our quarterly and annual operating results from historical patterns; tax rate fluctuations; the impact of global economic conditions on our business; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; and our ability to identify, pursue, and complete acquisitions with desired business results; as well as the risk factors discussed below and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

ABOUT COGNOS

Cognos is a global leader in business intelligence (“BI”) and corporate performance management (“CPM”) software solutions. Our solutions help improve business performance by enabling effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, management believes that customers gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, reduce corporate response times and, ultimately, increase revenues and profits. Our integrated software solutions consist of our suite of BI components, analytical applications, and performance management applications.

Our customers can also strategically apply our software solutions across their extended enterprise to address their need for CPM. By allowing timely analysis of data from disparate systems, CPM enables organizations to measure execution against business strategy to ensure that the two are aligned at all levels. Our integrated CPM solution enables customers to drive performance through planning; monitor performance through scorecarding; and understand performance through BI.

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

OVERVIEW OF THE QUARTER

The first quarter of fiscal 2005 was highlighted by solid revenue growth, improvements in operating margin and profitability, and a strong balance sheet.

Operating Performance

Revenue for the three month period ended May 31, 2004 was $173.6 million, an increase of 15% from $150.6 million for the corresponding period last year. License revenue increased 14% to $66.1 million, compared with $57.8 million in the first quarter of fiscal 2004. The increase in revenue is primarily attributable to the continued success of ReportNet® and Enterprise Planning.

Net income for the three month period ended May 31, 2004 was $20.1 million or $0.22 per share compared to net income of $12.4 million or $0.14 per share for the same period last year. The improvement in operating performance for the quarter can be attributed to the strength of our product portfolio as evidenced by the increase in license revenue. Also contributing to this increase was diligent expense management and a lower effective tax rate.

Our balance sheet continues to strengthen, ending the quarter with $416.4 million in cash, cash equivalents, and short-term investments, an increase of $28.1 million from February 29, 2004.

We signed eight (8) contracts in excess of one million dollars during the quarter. In addition, the number of contracts greater that $200,000 and $50,000 increased 57% and 28%, respectively compared to the corresponding period last year. We believe this increase in the number of large contracts is evidence of the continuing growth and deepening strategic importance of BI within our customers’ businesses.

Executive Appointment

Effective June 23, 2004, Mr. Ron Zambonini retired as Chief Executive Officer (CEO) of the Corporation and was named Chairman of the Board of Directors. Mr. Rob Ashe, who held the position of President and Chief Operating Officer of Cognos, was appointed President and CEO and was elected to the Cognos Board of Directors at the Annual and Special Meeting of Shareholders held on June 23, 2004.

Economic and Market Factors

We believe that the IT purchasing environment has improved and that the market for BI products, in particular, remains healthy. In our opinion, CPM is steadily becoming a leading priority for our customers and for large enterprises worldwide as they look to standardize on one solution. We view this as a significant opportunity for our product suite. Our market-leading BI and Enterprise Planning software, which we believe are the foundation for CPM, allow us to enter the market from several key entry points and can assist our customers in delivering end to end decision making systems. Customers are getting a return on their investment in these products and witnessing evidence of our CPM vision in action.

The breadth of our solution is allowing us to develop long-term strategic relationships with our customers which, in turn, increases value for our customers and enables us to generate additional software licensing and ongoing maintenance renewals. The strength of these relationships is a significant asset as approximately 69% of our license revenue came from existing customers in the three month period ended May 31, 2004.

Outlook for the balance of the fiscal year

For the balance of fiscal 2005, we expect continued growth in our revenue and earnings as we capitalize on our leadership position in the emerging CPM market. We believe that the growth in order size that we are experiencing is an indication that we are well positioned to capitalize on the trend towards standardization in BI solutions.

We will continue to focus on creating innovative new products. We have recently released Cognos Series 7 (version 3) and ReportNet (version 1.1) which extends our Enterprise Business Intelligence Series. We have also recently released an enhanced version of our Enterprise Planning Series. We expect to release in the upcoming year a further upgrade to our Enterprise Business Intelligence Series that continues to expand the deployment of our new platform.

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

The following critical accounting policies and significant estimates are used in the preparation of our consolidated financial statements:

—	Revenue Recognition

—	Allowance for Doubtful Accounts

—	Accounting for Income Taxes

—	Goodwill and Acquired Intangible Assets

—	Impairment of Goodwill and Long-lived Assets

Revenue Recognition — We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Our product license revenue is earned from licenses of off-the-shelf software not requiring significant production, modification or customization. Revenue from these licenses is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (our standard business practice is that persuasive evidence exists when we have a binding contract with a customer), (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. If a license includes the right to return the product for refund or credit, revenue is deferred, until the right of return lapses.

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

For those contracts with multiple obligations, that is, delivered and undelivered products, support obligations, education, consulting, and other services, we allocate revenue to each element of the contract based on vendor specific objective evidence (“VSOE”) of the fair value of the element. VSOE of fair value is assigned using the residual method as outlined in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. For product support elements of a contract, VSOE is the renewal rate. VSOE for service elements is the normal pricing and discounting practices for those products when they are sold separately; the residual is then assigned to the license element of the contract.

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

Accounting for Income Taxes — As an entity which operates globally, we calculate our income tax liabilities in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. We employ tax planning strategies which, by their nature, involve complicated transactions. Those transactions are subject to review or audit by taxation authorities and the ultimate tax outcome bears a measure of uncertainty. We must therefore make estimates and judgments and it may take a considerable period of time for the ultimate tax outcome to be known. Although we believe our estimates are reasonable, the ultimate tax outcome could differ from the amounts recorded in our financial statements. These differences could have a material effect on our financial position and our net income.

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

We provide for withholding taxes on the undistributed earnings of our foreign subsidiaries. The ultimate tax liability related to the undistributed earnings could differ from the liabilities recorded in our financial statements. These differences could have a material effect on our income tax liabilities and our net income.

Goodwill and Acquired Intangible Assets — We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards Board Statement (“SFAS”) No. 141, Business Combinations. We allocate purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below under Impairment of Long-lived Assets. Prior to our adoption of SFAS 142, we amortized goodwill over 5 years using the straight-line method.

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

Impairment of Goodwill and Long-lived Assets — In accordance with SFAS 142, goodwill is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Corporation as a whole is considered one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore, the first step of our annual test is to compare the fair value of our shares on The Nasdaq Stock Market to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value, we conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. When the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized.

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. If events or circumstances indicate that the carrying value of an asset may not be recoverable, the amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements are applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. The Corporation has determined that it has an undercapitalized distributor that qualifies as a variable interest entity. The Corporation adopted FIN 46 on May 31, 2004 for this variable interest entity created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Corporation’s financial condition or results of operations.

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

The Board of Cognos has considered this matter at length and has concluded that it agrees unequivocally with the principle that all stock options, including those issued to non-executives, should be recorded as an expense on the Corporation’s income statement. As with any other major accounting policy, regulators first must develop uniform rules and guidance so that investors may make informed comparisons between Cognos and its industry peers. Comprehensive standards currently are in the advanced stages of formulation in the United States and uniform rules for Canadian issuers have been issued. As we report under both U.S. and Canadian accounting standards, changes to standards in both countries will apply to Cognos.

In October 2003, the Canadian Institute of Chartered Accountants issued uniform rules relating to stock option expensing requiring Cognos to comply not later than the start of the current fiscal year. However, Cognos began expensing stock options in its Canadian GAAP financial statements in the fourth quarter of fiscal 2004, retroactive to the beginning of the fiscal year.

In the United States, the FASB is planning on implementing new rules in 2005. Our commitment to our shareholders is that Cognos will expense stock options on its U.S. GAAP financial statements as soon as practicable following FASB finalizing the appropriate standards. Should FASB introduce its new rules, we expect that to occur on or before March 1, 2005.

We believe that expensing stock options is the appropriate thing to do, but we also believe we have a responsibility to implement stock option expensing only when uniform regulatory standards are in place so that we can be compared with our industry peers on the same basis. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

(000s, except per share amounts)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Revenue	$173,619	$150,563	15.3%
Cost of revenue	33,271	28,825	15.4

Gross margin	140,348	121,738	15.3
Operating expenses	116,206	105,637	10.0

Operating income	$ 24,142	$ 16,101	49.9

Gross margin percentage	80.8%	80.9%
Operating margin percentage	13.9%	10.7%

Net income	$ 20,125	$ 12,391	62.4%

Basic net income per share	$0.22	$0.14

Diluted net income per share	$0.22	$0.14

Revenue for the quarter ended May 31, 2004 was $173.6 million, a 15% increase from revenue of $150.6 million for the same quarter last year. Pretax income for the quarter ended May 31, 2004 was $25.5 million, compared to pretax income of $17.0 million in the same quarter last year. Net income for the current quarter was $20.1 million, compared to net income of $12.4 million for the same quarter last year. Diluted net income per share was $0.22 for the current quarter, compared to diluted net income per share of $0.14 for the same quarter last year. Basic net income per share was $0.22 and $0.14 for the quarters ended May 31, 2004 and May 31, 2003, respectively.

The improvement in our performance for the three months ended May 31, 2004 as compared to the same period in the previous year reflects the strength of our product portfolio as evidenced by the increase in license revenue. Also contributing to this increase was diligent expense management and a lower effective tax rate.

Gross margin for the quarter ended May 31, 2004 was $140.3 million, an increase of 15% over gross margin of $121.7 million for the same quarter last year. Gross margin percentage was 81% for both the quarters ended May 31, 2004 and May 31, 2003. Total operating expenses for the quarter ended May 31, 2004 were $116.2 million, a 10% increase from operating expenses of $105.6 million for the same quarter last year. The operating margin for the quarter ended May 31, 2004 was 14% as compared to 11% for the comparative quarter of the previous fiscal year.

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

	Three Months Ended May 31, 2004 over 2003

	Growth	Foreign Exchange	Net Change

Revenue	10.4%	4.9%	15.3%
Cost of Revenue and Operating Expenses	6.3%	4.9%	11.2%

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue		Percentage Change

	Three months ended May 31,		Three months ended May 31,
	2004	2003	2003 to 2004

Revenue	100.0%	100.0%	15.3%

Cost of revenue	19.2	19.1	15.4

Gross margin	80.8	80.9	15.3

Operating expenses
Selling, general, and administrative	52.1	53.3	12.8
Research and development	14.0	15.5	4.4
Amortization of intangible assets	0.8	1.4	(34.8)

Total operating expenses	66.9	70.2	10.0

Operating income	13.9	10.7	49.9
Interest expense	(0.0)	(0.1)	(58.5)
Interest income	0.8	0.7	34.5

Income before taxes	14.7	11.3	50.1
Income tax provision	3.1	3.1	16.7

Net income	11.6%	8.2%	62.4%

REVENUE

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Product License	$ 66,070	$ 57,801	14.3%
Product Support	74,787	64,127	16.6
Services	32,762	28,635	14.4

Total Revenue	$173,619	$150,563	15.3%

Our total revenue was $173.6 million for the quarter ended May 31, 2004, an increase of $23.1 million or 15% compared to the quarter ended May 31, 2003. Our total revenue was derived primarily from our suite of BI products, principally Cognos ReportNet™, Web versions of PowerPlay® and Impromptu®, and the Cognos Enterprise Planning Series. Contributing to a lesser extent were Cognos Metrics Manager, DecisionStream™, Cognos Visualizer, NoticeCast®, and Cognos Analytic Applications. During the quarter ended May 31, 2004, we released Cognos ReportNet Version 1.1 which offers extended enterprise performance, new language support, and enhanced Microsoft Office integration.

We believe that enterprise-wide deployment of BI products is the trend in the industry as companies standardize on one BI platform across their organizations. An emerging trend in the market for BI is the growing demand for pre-packaged solutions that shorten time to implementation and results. Our analytic applications (Cognos Planning, Cognos Finance, and Cognos Analytical Applications) address this trend as they extend the value of investments in Enterprise Resource Planning (“ERP”) and other operational systems.

We are seeing an increase in the number of large contracts, and the strengthening of our relationships with some of the world’s largest companies and our strategic partners. During the quarter, we signed eight (8) contracts in excess of one million dollars. The number of contracts greater than $200,000 has increased to 91 in the first quarter of fiscal 2005, up 57% from the same period one year ago and the number of contracts greater than $50,000 has increased 28% to 569 over the same period. We believe that this growth in order size is another indication that we remain well positioned to capitalize on the trend towards standardization on a single BI platform.

While we are seeing signs of an improving market as evidenced by the increased number of large transactions, these larger transactions are also subject to longer buying cycles as these larger investments typically require greater scrutiny by our customers.

The breadth of our solution is also allowing us to develop long-term strategic relationships with our customers which, in turn, increases value for our customers and enables us to generate additional software licensing and ongoing maintenance renewals. The strength of these relationships is a significant asset as approximately 69% of our license revenue came from existing customers in the three month period ended May 31, 2004.

The overall change in total revenue from our three revenue categories in the quarter ended May 31, 2004 from May 31, 2003 was as follows: a 14% increase in product license revenue, a 17% increase in product support revenue, and a 14% increase in services revenue.

The following table sets out, for each fiscal period indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal period.

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

The Americas	$104,831	$ 90,117	16.3%
Europe	54,989	47,043	16.9
Asia/Pacific	13,799	13,403	3.0

Total	$173,619	$150,563	15.3%

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

	2004	2003

The Americas	60.4%	59.9%
Europe	31.7	31.2
Asia/Pacific	7.9	8.9

Total	100.0%	100.0%

The growth rates of our revenue in Europe, Asia/Pacific and, to a much lesser extent, in the Americas were affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the quarter ending May 31, 2004 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

	Three Months Ended May 31, 2004 over 2003

	Growth		Foreign Exchange	Net Change

The Americas	15	.5%	0.8%	16.3%
Europe	7	.2%	9.7%	16.9%
Asia/Pacific	(8	.6)%	11.6%	3.0%
Total	10	.4%	4.9%	15.3%

Our growth rate in Europe for the quarter primarily reflects strong growth in Northern Europe. Since Asia/Pacific is a relatively small market for our products, our revenues in that region tend to be more volatile from quarter to quarter. The results for Asia/Pacific for the first quarter of fiscal 2005 are being compared to record results last year which included strong contribution from a multi-million dollar OEM agreement. As indicated by the above table, the weakening of the U.S. dollar in relation to various currencies in Europe and Asia/Pacific positively impacted the growth rates in those regions for the quarter. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenues in the future.

Product License Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Product license revenue	$66,070	$57,801	14.3%
Percentage of total revenue	38.1%	38.4%

Product license revenue was $66.1 million in the quarter ended May 31, 2004, an increase of $8.3 million or 14% over the corresponding period last year. The increase in product license revenue during the three months ended May 31, 2004 as compared to the same period in the prior year reflects the continued success of Cognos ReportNet and Enterprise Planning and the recent realignment of our sales and operations teams which is helping us to better capitalize on selling opportunities across product lines. Exchange rate fluctuations also had a positive impact on license revenue during the quarter. Product license revenue accounted for 38% of total revenue for both the three months ended May 31, 2004 and May 31, 2003.

We license our software through our direct sales force and value-added resellers, system integrators, and OEMs. Total product license revenue for the quarter from direct sales was $48.5 compared to $41.0 million in the corresponding period last fiscal year. Direct sales accounted for approximately 73% and 71% of our license revenue for the first quarter of fiscal 2005 and 2004, respectively.

As enterprise-wide deployments become more important to our customers, we believe that the direct sales channel is the most effective method of penetrating the large enterprise market. However, in order to have adequate market coverage for smaller and mid-size companies, we continue to expend resources developing our indirect sales activities. We also continue to commit management time and financial resources to developing direct and indirect international sales and support channels.

Product Support Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Product support revenue	$74,787	$64,127	16.6%
Percentage of total revenue	43.1%	42.6%

Product support revenue was $74.8 million in the quarter ended May 31, 2004, an increase of $10.7 million or 17% compared to the corresponding period in the prior fiscal year. The increase in the dollar amount was the result of the strong rate of renewal of support contracts and the expansion of our customer base. Also contributing to the increase in product support revenue for the quarter was the impact of exchange rate fluctuations.

Product support revenue accounted for 43% of our total revenue in both the quarters ended May 31, 2004 and May 31, 2003.

Services Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Services revenue	$32,762	$28,635	14.4%
Percentage of total revenue	18.9%	19.0%

Services revenue (training, consulting, and other revenue) was $32.8 million in the quarter ended May 31, 2004, an increase of $4.1 million or 14% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 19% of our total revenue for both the three months ended May 31, 2004 and May 31, 2003.

The increase was primarily attributable to an increase in education revenue due to the demand for Cognos ReportNet and Enterprise Planning training. Exchange rate fluctuations also had a favourable impact on services revenue for the quarter.

COST OF REVENUE

Cost of Product License

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Cost of product license	$ 621	$1,111	(44.1)%
Percentage of license revenue	0.9%	1.9%

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $0.6 million, a decrease of $0.5 million or 44% in the quarter ended May 31, 2004 compared to the corresponding period in the prior fiscal year. These costs represented 1% of product license revenue for the quarter ended May 31, 2004, as compared to 2% of product license revenue for the quarter ended May 31, 2003. The decrease in these costs was the result of decreases in royalties as certain royalty agreements have ended and a reduction in materials and distribution costs.

Cost of Product Support

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Cost of product support	$7,175	$6,855	4.7%
Percentage of support revenue	9.6%	10.7%

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $7.2 million, an increase of $0.3 million or 5% in the quarter ended May 31, 2004 compared to the corresponding period in the prior fiscal year. The cost of product support represented 10% of total product support revenue for the quarter ended May 31, 2004 as compared to 11% for the corresponding period in the prior fiscal year. The increase in the cost of product support, in dollar terms, resulted primarily from the unfavorable effect of foreign currency fluctuations relative to the U.S. dollar.

Cost of Services

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Cost of services	$25,475	$20,859	22.1%
Percentage of service revenue	77.8%	72.8%

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products.

The cost of services was $25.5 million, an increase of $4.6 million or 22% in the quarter ended May 31, 2004 compared to the corresponding period in the prior fiscal year.

The cost of services increased as a percentage of services revenue representing 78% for the quarter ended May 31, 2004 as compared to 73% for the corresponding period in the prior fiscal year. The increase in cost of services is the result of increased staff related costs as well as increases in the cost for services purchased externally. Exchange rate fluctuations also had an unfavorable impact on cost of services for the three months ended May 31, 2004, as a portion of the cost of these services are provided in currencies other than the U.S. dollar.

OPERATING EXPENSES

Selling, General, and Administrative

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Selling, general, and administrative	$90,509	$80,238	12.8%
Percentage of total revenue	52.1%	53.3%

Selling, general, and administrative expenses include staff related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services and other administrative costs.

Selling, general, and administrative expenses were $90.5 million, an increase of $10.3 million or 13% in the quarter ended May 31, 2004, compared to the corresponding period in the prior fiscal year. These costs decreased as a percentage of revenue, representing 52% for the three months ended May 31, 2004 compared to 53% for the corresponding period in the prior fiscal year.

The increase in these expenses, in dollar terms, was the result of increases in staff related costs partially due to higher wage levels and commissions as compared to the same period in the prior fiscal year. Contributing to the increase, but to a lesser extent, were increases in professional services and staff development costs. Selling, general and administrative expenses were also unfavorably impacted by the effect of foreign currency exchange rates, especially the Canadian dollar relative to the U.S. dollar. The average number of employees within selling, general, and administrative increased by 2% in the three months ended May 31, 2004 when compared to the corresponding period last year.

Research and Development

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Research and development	$24,325	$23,294	4.4%
Percentage of total revenue	14.0%	15.5%

Research and development (“R&D”) expenses are primarily staff related costs attributable to the design and enhancement of existing products along with the creation of new products.

We increased our R&D expenses by $1.0 million or 4% in the quarter ended May 31, 2004 to $24.3 million compared to the corresponding period in the prior fiscal year. The increase for the quarter was predominantly the result of increases in compensation costs, partially offset by a decrease in services purchased externally. R&D costs were 14% of revenue for the quarter ended May 31, 2004 as compared to 15% of revenue for the corresponding period in the prior year. The average number of employees within R&D decreased 1% for the three months ended May 31, 2004 when compared to the corresponding period of the prior year.

During the quarter ended May 31, 2004, we continued to invest significantly in R&D activities for our next generation of BI solutions which are the foundation of our CPM vision. During the quarter ended May 31, 2004, we released Cognos ReportNet Version 1.1 which offers extended enterprise performance, new language support and enhanced Microsoft Office integration compared to the original release.

We have recently released Cognos Series 7 (version 3) which extends our Enterprise Business Intelligence Series. We have also recently released an enhanced version of our Enterprise Planning Series. We expect to release in the upcoming year a further upgrade to our Enterprise Business Intelligence Series that continues to expand the deployment of our new Platform.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the quarters ended May 31, 2004 and May 31, 2003. Costs were not deferred in the period because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Intangible Assets

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Amortization of intangible assets	$1,372	$2,105	(34.8)%

Amortization of intangible assets was $1.4 million, a decrease of $0.7 million or 35% for the quarter ended May 31, 2004 compared to the corresponding period in the prior fiscal year. The decrease in this expense in the three months ended May 31, 2004 was due to certain intangible assets being fully amortized.

Interest Income and Expense

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Net interest income	$1,333	$ 873	52.7%

Net interest income was $1.3 million, an increase of $0.5 million or 53% in the quarter ended May 31, 2004 compared to the corresponding period in the prior fiscal year. The increase was primarily attributable to an increase in the average portfolio size as compared to the same period in the prior fiscal year. This increase was partially offset by a decrease in average effective interest rates as compared to the same period in the prior fiscal year.

Income Tax Provision

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Tax expense	$5,350	$4,583	16.7%
Effective tax rate	21.0%	27.0%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three months ended May 31, 2004, we recorded an income tax provision of $5.3 million representing an effective income tax rate of 21%. Comparatively, in the three months ended May 31, 2003, we recorded an income tax provision of $4.6 million representing an effective income tax rate of 27%. The effective tax rate decreased as compared to the corresponding period last year but increased compared to the effective tax rate of 16% for the full fiscal year 2004. This is due primarily to higher investment tax credits (“ITCs”) in fiscal 2004 compared to fiscal 2005. The ITCs result from changes in government administrative practices regarding the type of expenses eligible for ITCs and, last year, we were able to claim an amount not only for fiscal 2004 but for prior years as well. In fiscal 2005, only current year ITCs can be claimed.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at May 31, 2004	As at February 29, 2004	Percentage Change

Cash and cash equivalents	$327,441	$224,830	45.6%
Short-term investments	88,921	163,411	(45.6)

Cash, cash equivalents, and short-term investments	$416,362	$388,241	7.2%
Working capital	283,236	259,502	9.1

($000s, except DSO)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2004	2003	2003 to 2004

Net cash provided by:
Operating activities	$33,089	$10,541	213.9%
Investing activities	71,056	12,214	481.8
Financing activities	300	10,205	(97.1)

Days sales outstanding (DSO)	55	63

Cash, Cash Equivalents, and Short-term Investments

As of May 31, 2004, we held $416.4 million in cash, cash equivalents, and short-term investments, an increase of $28.1 million from February 29, 2004. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

Working Capital

Working capital represents our current assets less our current liabilities. As of May 31, 2004, working capital was $283.2 million, an increase of $23.7 million from February 29, 2004. The increase can be attributed to higher levels of cash and cash equivalents, and lower levels of accounts payable, accruals, salaries, commissions, and related items, and deferred revenue. Offsetting this increase were decreases in accounts receivable and short-term investments.

Days sales outstanding was 55 days at May 31, 2004 as compared to 63 days as at May 31, 2003. We calculate our days sales outstanding based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at February 29, 2004 and May 31, 2004, we had no long-term liabilities.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the three months ended May 31, 2004 was $33.1 million, an increase of $22.5 million compared to the comparative period last year. The increase is attributable to higher net income for the quarter ended May 31, 2004 compared to the same quarter last year and strong accounts receivable collections.

Cash Provided by Investing Activities

Cash provided by investing activities was $71.1 million for the three months ended May 31, 2004, an increase in investment of $58.8 million compared to the comparative period in the prior fiscal year. During the quarter ended May 31, 2004, we had a decrease in the net investment in short-term investments from the comparative quarter in the prior fiscal year as many of the Company’s short-term investments matured during the quarter but had not been renewed by quarter’s end. In the quarter ended May 31, 2004, the proceeds on the maturity of our short-term investments were in excess of purchases of short-term investments by $74.2 million. In comparison, during the quarter ended May 31, 2003, our proceeds on the maturity of short-term investments, net of investments, were $19.1 million.

Management groups cash and cash equivalents with short-term investments when analyzing its total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Cash Provided by Financing Activities

Cash provided by financing activities was $0.3 million for the three months ended May 31, 2004, a decrease in financing activities of $9.9 million compared to the same period of the prior fiscal year. We issued 635,000 common shares, valued at $10.3 million, during the three months ended May 31, 2004, compared to the issue of 866,000 shares valued at $12.5 million during the corresponding period in the prior fiscal year. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees and officers.

We also paid $10.0 million during the quarter to repurchase 300,000 shares on the open market. Comparatively, financing activities for the corresponding period in the prior fiscal year did not include the repurchase of shares in the open market. In October 2003, we adopted a program that enables us to purchase up to 5% of the issued and outstanding common shares of the Corporation between October 9, 2003 and October 8, 2004. Purchases can be made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares are cancelled.

Contracts and Commitments

We have an unsecured credit facility which is provided to us at no cost. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn$12.5 million (U.S.$9.2 million), subject to certain covenants. As of May 31, 2004 and 2003, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

In connection with the acquisition of Adaytum, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for vacating leased premises of Adaytum and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. During the quarter ended May 31, 2004, the total cash payments made in relation to the accrual were $0.7 million, and cash payments remaining at May 31, 2004 were $3.7 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2005. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the year ended February 29, 2004.

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

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies. The BI market may continue to consolidate by merger or acquisition. As well, competition may increase by the entry or expansion of other software vendors into this market. These competitors may have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. New product announcements or introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

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

We rely predominantly on revenue from a single line of business, our BI products. Although we have experienced revenue growth from these products in the past, we cannot provide assurance that revenue from these products will continue to grow, or grow at previous rates or rates projected by management. Anticipated revenue may be reduced by any one, or a combination of, unforeseen market, economic, or competitive factors that are discussed in this section. We have experienced and in the future may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

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

The revenue growth and profitability of our business depends on the overall demand for BI products and services. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities, and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. The progressive weakening of the global economy, the weakening of the information technology industry, and the weakening of the business conditions within the industries listed above may cause a decrease in our software license revenues. A decrease in demand for computer software caused, in part, by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and growth rates.

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

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. These sales operations face risks arising from local political, legal and economic factors such as the general economic conditions in each country or region, varying regulatory requirements, compliance with international and local trade, labor and other laws, and reduced intellectual property protections in certain jurisdictions. As well, we may also face difficulties in managing these operations, collecting receivables in a timely fashion, and repatriating earnings. Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole. Also, a substantial portion of both our revenues and expenditures are generated in currencies other than U.S. dollars, such as the Canadian dollar and the euro. These fluctuations in the exchange rate between the U.S. dollar and other currencies, such as the Canadian dollar and the euro, may have a material adverse effect on our business, financial condition, and operating results. Please see further discussion on foreign currency risk included in the Quantitative and Qualitative Disclosure on Market Risk in Item 3 of this Form 10-Q.

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

Our share price may fluctuate.

The market price of our common shares may be volatile and could be subject to wide fluctuations due to a number of factors, including: actual or anticipated fluctuations in our results of operations; changes in estimates of our future results of operations by us or securities analysts; announcements of technological innovations or new products by us or our competitors; general industry changes in the BI tools or related markets; or other events or factors.

New Accounting Pronouncements may require us to change the way in which we account for our operational or business activities.

The FASB and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than at present. In particular, if the FASB or any other standard-setting or regulatory body requires us to expense the fair value of stock options, we would likely report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact of applying a fair value method of accounting for stock options is disclosed in Note 3 of the Condensed Notes to the Consolidated Financial Statements.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ending May 31, 2004, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally; accordingly, a substantial portion of our financial instruments are held in currencies other than the United States dollar. Our policy with respect to foreign currency exposure as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of May 31, 2004, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately two to four percent.

Also, as we conduct a substantial portion of our business in foreign currencies other than the U.S. dollar, our results are affected, and may be affected in the future, by exchange rate fluctuations of the United States dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. We cannot predict the effect foreign exchange fluctuations will have on our results going forward; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
March 1 to
March 31, 2004	Nil	Nil	Nil	$40,302,000

April 1 to
April 30, 2004	70,000	$33.52	70,000	$37,956,000

May 1 to
May 31, 2004	230,000	$33.23	230,000	$30,314,000

Total	300,000	$33.29	300,000

On October 7, 2003, Cognos Inc. announced that it had adopted a stock repurchase program that will enable the Company to purchase up to 4,468,639 common shares (not more than 5% of the common shares outstanding on that date) up to a maximum of $50,000,000 between October 9, 2003 and October 8, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Corporation held its Annual and Special Meeting of Shareholders on June 23, 2004.

b)	At the Annual and Special Meeting, shareholders elected the persons listed below as directors of the Corporation and approved the appointment of Ernst & Young LLP as the Corporation’s auditors for the fiscal year ending February 28, 2005. Shareholders also approved an amendment to the Cognos Incorporated 2003-2008 Stock Option Plan to increase the shares of common stock reserved for awards thereunder by 1.8 million shares, and approved an amendment to the Corporation’s Articles of Incorporation to eliminate the preferred class of shares. The voting results of the meeting are presented in the following table:

Voting Results
Annual and Special Meeting of Shareholders
June 23, 2004

	FOR	WITHHELD	AGAINST

Election of Directors

Robert G. Ashe	61,809,322	2,925,757	0

John E. Caldwell	61,698,598	3,036,481	0

Paul D. Damp	61,805,113	2,926,966	0

Pierre Y. Ducros	61,783,199	2,936,256	0

Robert W. Korthals	61,581,587	3,153,492	0

John Rando	61,583,974	3,151,105	0

William Russell	61,466,003	3,269,076	0

James M. Tory	59,262,307	5,348,948	0

Renato Zambonini	60,782,763	3,844,116	0

Appointment of Auditors	63,451,860	1,267,595	0

Amendment to the 2003-2008 Stock Option Plan to increase the shares of common stock reserved for awards thereunder by 1.8 million shares	44,512,488	0	12,036,012

Amendment to Articles of Incorporation	56,442,042	0	81,875

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits
	3.1(i)	Amendment to Articles of Incorporation dated June 24, 2004
	3.1(ii)	Articles of Incorporation and Amendments thereto (incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed for the quarter ended November 30, 2002)
	3.2	By-Laws of the Corporation (incorporated by reference to Exhibit 3.2 of the Corporation’s Form 10-K filed for the year ended February 28, 1997)
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
	99.1	Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles
	99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b)	Reports on Form 8-K

The Corporation filed a Form 8-K on March 25, 2004 pursuant to Item 12, Disclosure of Results of Operations and Financial Condition. This Form 8-K related to the release of the Corporation’s results for the quarter and fiscal year ended February 29, 2004. Also on March 25, 2004, the Corporation filed a Form 8-K pursuant to Item 5, Other Events. This Form 8-K related to the announcement by the Corporation that its Chief Executive Officer would be retiring.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

July 5, 2004	/s/ Tom Manley

Date	Tom Manley
Senior Vice President, Finance &
Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting
Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE
3.1	Amendments to Articles of Incorporation dated June 24, 2004	48

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	50

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	51

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	52

99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles	53-63

99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement	64-66