Form 10-Q
period 2004-08-31
COGNOS INC
filed 2004-10-08
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2004

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

The number of shares outstanding of the registrant’s only class of Common Stock as of September 15, 2004, was 90,469,103.

COGNOS INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2004	2003	2004	2003

Revenue
Product license	$ 75,362	$ 62,234	$ 141,432	$ 120,035
Product support	76,156	66,162	150,943	130,289
Services	33,702	29,785	66,464	58,420

Total revenue	185,220	158,181	358,839	308,744

Cost of revenue
Cost of product license	546	1,106	1,167	2,217
Cost of product support	7,074	6,887	14,249	13,742
Cost of services	27,457	21,503	52,932	42,362

Total cost of revenue	35,077	29,496	68,348	58,321

Gross margin	150,143	128,685	290,491	250,423

Operating expenses
Selling, general, and administrative	90,230	81,495	180,739	161,733
Research and development	25,382	21,714	49,707	45,008
Amortization of intangible assets	1,369	1,991	2,741	4,096

Total operating expenses	116,981	105,200	233,187	210,837

Operating income	33,162	23,485	57,304	39,586
Interest expense	(8)	(154)	(79)	(325)
Interest income	1,781	1,543	3,185	2,587

Income before taxes	34,935	24,874	60,410	41,848
Income tax provision	7,336	6,716	12,686	11,299

Net income	$ 27,599	$ 18,158	$ 47,724	$ 30,549

Net income per share
Basic	$0.31	$0.20	$0.53	$0.34

Diluted	$0.30	$0.20	$0.51	$0.33

Weighted average number of shares (000s)
Basic	90,382	89,181	90,237	88,854

Diluted	92,849	91,806	92,771	91,365

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, U.S. GAAP)

	August 31, 2004	February 29, 2004

Assets	(Unaudited)	(Note 1)
Current assets
Cash and cash equivalents	$364,782	$224,830
Short-term investments	75,628	163,411
Accounts receivable	114,824	152,859
Prepaid expenses and other current assets	16,495	16,668
Deferred tax assets	1,815	2,445

	573,544	560,213
Fixed assets	69,048	71,292
Intangible assets	21,431	23,643
Goodwill	172,323	172,323

	$836,346	$827,471

Liabilities
Current liabilities
Accounts payable	$ 23,741	$ 30,698
Accrued charges	23,349	25,483
Salaries, commissions, and related items	52,231	59,903
Income taxes payable	5,550	5,875
Deferred revenue	155,759	178,752

	260,630	300,711
Deferred income taxes	20,176	18,098

	280,806	318,809

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital
(August 31, 2004 - 90,417,883; February 29, 2004 - 89,902,895)	224,676	206,499
Treasury shares
(August 31, 2004 - 46,375; February 29, 2004 - 43,500)	(1,199)	(1,065)
Deferred stock-based compensation	(771)	(730)
Retained earnings	334,608	305,399
Accumulated other comprehensive loss	(1,774)	(1,441)

	555,540	508,662

	$836,346	$827,471

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2004	2003	2004	2003

Cash flows from operating activities
Net income	$ 27,599	$ 18,158	$ 47,724	$ 30,549
Non-cash items
Depreciation and amortization	6,504	7,318	13,002	14,466
Amortization of deferred stock-based compensation	220	221	405	390
Amortization of other deferred compensation	--	62	7	124
Deferred income taxes	1,285	7,007	2,301	4,053
Loss on disposal of fixed assets	123	9	124	463

	35,731	32,775	63,563	50,045
Change in non-cash working capital
Decrease (increase) in accounts receivable	(8,472)	(5,109)	36,461	31,897
Decrease (increase) in prepaid expenses and other current assets	(699)	(772)	171	(3,860)
Decrease in accounts payable	(18)	(2,153)	(6,985)	(10,778)
Increase (decrease) in accrued charges	1,298	(1,263)	(1,897)	(7,072)
Increase (decrease) in salaries, commissions, and related items	8,468	2,005	(7,275)	(13,788)
Increase (decrease) in income taxes payable	2,048	1,297	(44)	1,159
Decrease in deferred revenue	(8,942)	(5,069)	(21,491)	(15,351)

Net cash provided by operating activities	29,414	21,711	62,503	32,252

Cash flows from investing activities
Maturity of short-term investments	99,081	53,058	244,674	116,810
Purchase of short-term investments	(85,566)	(88,339)	(156,961)	(133,039)
Additions to fixed assets	(4,637)	(5,089)	(7,710)	(11,498)
Additions to intangible assets	(460)	(365)	(529)	(686)
Business acquisition	--	(122)	--	(230)

Net cash provided by (used in) investing activities	8,418	(40,857)	79,474	(28,643)

Cash flows from financing activities
Issue of common shares	8,983	5,643	19,272	18,109
Purchase of treasury shares	(335)	--	(335)	(564)
Repurchase of shares	(9,866)	--	(19,855)	--
Decrease in long-term debt and long-term liabilities	--	--	--	(1,697)

Net cash provided by (used in) financing activities	(1,218)	5,643	(918)	15,848

Effect of exchange rate changes on cash	727	(985)	(1,107)	4,137

Net increase (decrease) in cash and cash equivalents	37,341	(14,488)	139,952	23,594
Cash and cash equivalents, beginning of period	327,441	200,670	224,830	162,588

Cash and cash equivalents, end of period	364,782	186,182	364,782	186,182
Short-term investments, end of period	75,628	98,260	75,628	98,260

Cash, cash equivalents, and short-term investments, end of period	$440,410	$284,442	$440,410	$284,442

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

3.	Stock Based Compensation

The Corporation applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees in accounting for its stock option, stock purchase, and restricted share unit plans. Where the exercise price of stock options is equal to the market price of the stock on the trading day preceding the date of grant, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans. However, for certain options assumed on the acquisition of Adaytum, Inc. (“Adaytum”), under purchase accounting methodology, compensation cost has been recognized in the financial statements. For restricted share units, the fair value of each unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have reduced net income, basic net income per share and diluted net income per share as indicated in the table below (000s, except per share amounts):

	Three months ended August 31,		Six months ended August 31,

	2004	2003	2004	2003

Net income:
As reported	$27,599	$18,158	$47,724	$ 30,549
Add: Stock-based employee
compensation included above	220	221	405	390
Less: Stock-based employee
compensation using fair value based
method	(3,428)	(5,813)	(6,837)	(12,063)

Pro forma	$24,391	$12,566	$41,292	$ 18,876

Basic net income per share:
As reported	$0.31	$0.20	$0.53	$0.34
Add: Stock-based employee
compensation included above	--	--	--	--
Less: Stock-based employee
compensation using fair value based
method	(0.04)	(0.06)	(0.07)	(0.13)

Pro forma	$0.27	$0.14	$0.46	$0.21

Diluted net income per share:
As reported	$0.30	$0.20	$0.51	$0.33
Add: Stock-based employee
compensation included above	--	--	--	--
Less: Stock-based employee
compensation using fair value based
method	(0.04)	(0.06)	(0.06)	(0.12)

Pro forma	$0.26	$0.14	$0.45	$0.21

Weighted average number of shares:
Basic	90,382	89,181	90,237	88,854

Diluted	92,849	91,806	92,771	91,365

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended August 31,		Six months ended August 31,

	2004	2003	2004	2003

Risk-free interest rates	3.2%	2.9%	3.2%	2.9%
Expected volatility	51.0%	57.2%	51.0%	57.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of options (years)	4.3	4.3	4.3	4.3

4.	Goodwill

During the three and six months ended August 31, 2004, there were no additions to goodwill. During the three and six months ended August 31, 2003, there were additions to goodwill of $122,000 and $230,000, respectively. The additions during the three and six months ended August 31, 2003 were related to additional consideration paid to the former shareholders of Teijin Cognos Incorporated (“TCI”). This additional consideration was based on the net revenue of TCI during each quarter as per the terms of the original purchase agreement. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test, and performed the required test as of March 1, 2004. Based on this test, goodwill is not considered to be impaired.

	Three months ended August 31,		Six months ended August 31,

	2004	2003	2004	2003

	($000s)		($000s)
Beginning balance	$172,323	$170,099	$172,323	$169,991
Additions	--	122	--	230

Closing balance	$172,323	$170,221	$172,323	$170,221

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

5.	Intangible Assets

	As at August 31, 2004		As at February 29, 2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired technology	$ 33,381	$20,131	$ 33,381	$18,161	20%
					Compensation
Deferred compensation	8,945	8,945	8,945	8,938	Period
Contractual relationships	7,800	1,597	7,800	1,109	12.5%
Trademarks and patents	4,149	2,171	3,620	1,895	20%

	54,275	$32,844	53,746	$30,103

	(32,844)		(30,103)

Net book value	$ 21,431		$ 23,643

Amortization of intangible assets was $1,369,000 and $1,991,000 in the quarters ended August 31, 2004 and August 31, 2003, respectively, and was $2,741,000 and $4,096,000 in the six months ended August 31, 2004 and August 31, 2003, respectively. The estimated amortization expense related to intangible assets is as follows ($000s):

2005 (Q3 to Q4)	$2,771
2006	5,500
2007	5,388
2008	4,734
2009	1,207
2010	990
2011 and thereafter	841

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

Legal Proceedings

The Corporation and its subsidiaries may, from time to time, be involved in legal proceedings, claims, and litigation that arise in the ordinary course of business. In the event that any such claims or litigation are resolved against Cognos, such outcomes or resolutions could have a material adverse effect on the business, financial condition, or results of operations of the Corporation.

7.	Income Taxes

The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year.

8.	Stockholders’ Equity

The Corporation issued 467,000 common shares for $9.0 million, and 360,000 common shares for $5.6 million during the quarters ended August 31, 2004, and August 31, 2003, respectively. The Corporation issued 1,102,000 common shares for $19.3 million and 1,226,000 common shares for $18.1 million during the six months ended August 31, 2004, and August 31, 2003, respectively. The issuance of shares in all periods was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees and officers.

During the three months ended August 31, 2004, the Corporation repurchased 287,000 shares in the open market at a value of $9.9 million under its share repurchase program and 10,000 shares at a value of $0.3 million under its restricted share unit plan. During the six months ended August 31, 2004, the Corporation repurchased 587,000 shares in the open market at a value of $19.9 million under its share repurchase program and 10,000 shares at a value of $0.3 million under its restricted share unit plan. During the three months ended August 31, 2003, the Corporation did not repurchase shares and, during the six-month period ended August 31, 2003, the Corporation repurchased 21,000 shares at a value of $0.6 million under the Corporation’s restricted share unit plan.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended August 31,		Six months ended August 31,

	2004	2003	2004	2003

Basic Net Income per Share
Net income	$27,599	$18,158	$47,724	$30,549

Weighted average number of shares outstanding	90,382	89,181	90,237	88,854

Basic net income per share	$0.31	$0.20	$0.53	$0.34

Diluted Net Income per Share
Net income	$27,599	$18,158	$47,724	$30,549

Weighted average number of shares outstanding	90,382	89,181	90,237	88,854
Dilutive effect of stock options	2,467	2,625	2,534	2,511

Adjusted weighted average number of shares
outstanding	92,849	91,806	92,771	91,365

Diluted net income per share	$0.30	$0.20	$0.51	$0.33

9.	Comprehensive Income

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The components of comprehensive income were as follows ($000’s):

	Three months ended August 31,		Six months ended August 31,

	2004	2003	2004	2003

Net income	$27,599	$18,158	$47,724	$30,549
Other comprehensive income (loss):
Foreign currency translation adjustments	1,382	291	(333)	6,336

Comprehensive income	$28,981	$18,449	$47,391	$36,885

10.	Segmented Information

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following table sets forth the activity in the Corporation’s restructuring accrual for the six-month period ended August 31, 2004: ($000s)

	Employee separations	Other restructuring accruals	Total accrual

Balance as at February 29, 2004	$ 945	$3,498	$4,443
Cash payments during the first six months of fiscal 2005	(563)	(193)	(756)

Balance as at August 31, 2004	$ 382	$3,305	$3,687

12.	Comparative Results

Certain of the prior period’s figures have been reclassified in order to conform to the presentation adopted during the current fiscal year. This change in presentation does not affect previously reported assets, liabilities, or results of operations.

13.	New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements became applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. The Corporation has determined that it owns a minority interest in an undercapitalized distributor that qualifies as a variable interest entity. The Corporation adopted FIN 46 on May 31, 2004 for this variable interest entity which was created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Corporation’s financial condition or results of operations.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

14.	Subsequent Event

Acquisition of Frango AB

On August 24, 2004, the Corporation made an offer to acquire all of the Series A shares and Series B shares outstanding in Frango AB, a Stockholm-based company specializing in consolidation and financial reporting solutions. The offer was adjusted on September 21, 2004 to eliminate a premium initially offered on the Series A shares. The total amount of the offer did not change. Under the terms of the adjusted offer, Frango shareholders will receive SEK 85.5 in cash for each Series A and Series B share outstanding. The total value of all shares outstanding is approximately $53.1 million. The Board of Directors of Frango unanimously recommended that the shareholders of Frango accept the offer.

The acceptance period for the Corporation’s offer ended on September 27, 2004. As of September 29, 2004, the Corporation controlled approximately 97% of the capital and approximately 98% of the votes of Frango. Payment of the offer price to shareholders who tendered their shares pursuant to the offer commenced on October 1, 2004. The Corporation intends to acquire all of the remaining shares of Frango through a compulsory acquisition process.

The Corporation is acquiring Frango primarily to add Frango’s consolidation and financial reporting software to its product suite and also to access Frango’s distribution channels in Europe and Asia.

Because the acquisition was completed in such close proximity to the date of filing of this quarterly report, the Corporation has not had an opportunity to determine the fair value of the assets acquired and liabilities assumed. Accordingly, it is not practicable to provide a purchase price allocation or the valuation of acquired intangible assets at this time. The Corporation is currently in the process of completing this analysis and expects to include the purchase price allocation in its next Quarterly Report on Form 10-Q for the period ended November 30, 2004. The operating results of Frango will be included in the Corporation’s consolidated financial results from the date of acquisition.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (“fiscal 2004”). MD&A contains forward-looking statements including statements concerning future revenues and earnings; product demand and growth opportunities; business outlook and business momentum; purchasing environment; new product introductions/development and customer reaction and acceptance of such products, including the Cognos ReportNetTM product; research and development investment; market positioning and conditions, business model and technology strategies and execution; the growth, strategic importance and acceptance of corporate performance management, business intelligence, prepackaged solutions and solution standardization; the impact of the acquisition of Frango AB; and market position. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties, both known and unknown, that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain revenue growth or to anticipate a decline in revenue from any of our products or services; our ability to develop and introduce new products and enhancements that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to compete in an intensely competitive market; our ability to select and implement appropriate business models and strategies; fluctuations in our quarterly and annual operating results from historical patterns; tax rate fluctuations; the impact of global economic conditions on our business; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; our ability to identify, pursue, complete and integrate acquisitions with desired business results; our ability to efficiently integrate Frango and the ease in which Frango can be integrated; the existence of regulatory barriers to integration; and our ability to retain Frango personnel; as well as the risk factors discussed below and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

OVERVIEW OF THE QUARTER

The second quarter of fiscal 2005 was highlighted by solid revenue growth, improvements in operating margin and profitability, and a strong balance sheet.

Operating Performance

Revenue for the three-month period ended August 31, 2004 was $185.2 million, an increase of 17% from $158.2 million for the corresponding period last year. License revenue increased 21% to $75.4 million, compared with $62.2 million in the second quarter of fiscal 2004. The increase in revenue for the quarter is primarily attributable to increased sales of Cognos ReportNet and Enterprise Planning.

Our operating margin for the quarter ended August 31, 2004 was 17.9% compared to 14.8% a year ago. Net income for the three month period ended August 31, 2004 was $27.6 million or $0.30 per share compared to net income of $18.2 million or $0.20 per share for the same period last year. The improvement in net income for the quarter can be attributed to the strength of our product portfolio, our distribution channels, our sales organization, our customer relationships, and the quality of our support and services. This is evidenced by the increase in license revenue and overall improvement in operating results. Also contributing to the increase in net income was diligent expense management and a lower effective tax rate.

Our balance sheet continues to strengthen, ending the quarter with $440.4 million in cash, cash equivalents, and short-term investments, an increase of $52.2 million from February 29, 2004.

We signed seven contracts in excess of one million dollars during the quarter. In addition, the number of contracts greater that $200,000 and $50,000 both increased by 22%, compared to the corresponding period last year. We believe this increase in the number of large contracts is evidence of the continuing growth and deepening strategic importance of CPM within our customers’ businesses and the trend towards standardization on a single BI platform.

Economic and Market Factors

We believe that the IT purchasing environment remains stable and that the market for BI products, in particular, is healthy. The increasing attention to CPM and BI standardization among our customers and large enterprises worldwide is contributing to our success. Our BI and Enterprise Planning software, which we believe are the foundation for CPM, allow us to enter the market from several key entry points and can assist our customers in delivering end-to-end decision-making systems. We believe customers are receiving a return on their investment in these products and witnessing evidence of our CPM vision in action.

The breadth of our solution is allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 62% of our license revenue came from existing customers in the three-month period ended August 31, 2004.

Offer to acquire Frango

On August 24, 2004, we made an offer to acquire all of the Series A shares and Series B shares outstanding in Frango AB, a Stockholm-based company specializing in consolidation and financial reporting solutions. The offer was adjusted on September 21, 2004 to eliminate a premium initially offered on the Series A shares. The total amount of the offer did not change. Under the terms of the adjusted offer, Frango shareholders will receive SEK 85.5 in cash for each Series A and Series B share outstanding. The total value of all shares outstanding is approximately $53.1 million. The Board of Directors of Frango unanimously recommended that the shareholders of Frango accept the offer.

The acceptance period for our offer ended on September 27, 2004. As of September 29, 2004, we controlled approximately 97% of the capital and approximately 98% of the votes of Frango. Payment of the offer price to shareholders who tendered their shares pursuant to the offer commenced on October 1, 2004. We intend to acquire all of the remaining shares of Frango through a compulsory acquisition process.

We believe that Frango’s established customer base in Europe and Asia will assist us in growing in those strategic markets. We also believe that Frango’s consolidation and financial reporting products are proven and market-ready and will be successfully introduced to the North American market. Our view is that these products coupled with our BI, planning, and scorecarding products will allow us to continue to deliver the broadest and deepest CPM offering in the industry.

Outlook for the balance of the fiscal year

For the balance of fiscal 2005, we expect continued growth in our revenue and earnings as we capitalize on our leadership position in the CPM market. We believe that the trend in BI is towards standardization on one vendor as evidenced by the growth in order size that we are experiencing. We believe that we are well positioned to capitalize on this trend. We also intend to increase our spending in targeted key areas, such as sales related staff, increased marketing spending and further investment in our partner channel, in the upcoming months in order to increase our presence in this growing market.

We will continue to focus on creating innovative new products. We have recently released Cognos Series 7 (version 3) which extends our Enterprise Business Intelligence Series. We have also recently released an enhanced version of our Enterprise Planning Series. In fiscal 2006, we expect to release a further upgrade to our Enterprise Business Intelligence Series that will continue to expand the deployment of our new platform.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities and reported revenues and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions, conditions, and experience.

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

Impairment of Goodwill and Long-lived Assets — In accordance with SFAS 142, goodwill is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. Cognos as a whole is considered one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore, the first step of our annual test is to compare the fair value of our shares on The Nasdaq Stock Market to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value, we would conduct a second step to the goodwill impairment test. The second step would compare the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. When the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements became applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. We have determined that Cognos owns a minority interest in an undercapitalized distributor that qualifies as a variable interest entity. We adopted FIN 46 on May 31, 2004 for this variable interest entity created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial condition or results of operations.

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

RESULTS OF OPERATIONS

					Percentage Change
(000s, except per share amounts)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2004	2003	2004	2003	2003 to 2004	2003 to 2004

Revenue	$185,220	$158,181	$358,839	$308,744	17.1%	16.2%
Cost of revenue	35,077	29,496	68,348	58,321	18.9	17.2

Gross margin	150,143	128,685	290,491	250,423	16.7	16.0
Operating expenses	116,981	105,200	233,187	210,837	11.2	10.6

Operating income	$ 33,162	$ 23,485	$ 57,304	$ 39,586	41.2	44.8

Gross margin percentage	81.1%	81.4%	81.0%	81.1%
Operating margin percentage	17.9%	14.8%	16.0%	12.8%

Net income	$ 27,599	$ 18,158	$ 47,724	$ 30,549	52.0%	56.2%

Basic net income per share	$0.31	$0.20	$0.53	$0.34

Diluted net income per share	$0.30	$0.20	$0.51	$0.33

Revenue for the quarter ended August 31, 2004 was $185.2 million, a 17% increase from revenue of $158.2 million for the same quarter last year. Net income for the current quarter was $27.6 million, compared to net income of $18.2 million for the same quarter last year. Diluted net income per share was $0.30 for the current quarter, compared to diluted net income per share of $0.20 for the same quarter last year. Basic net income per share was $0.31 and $0.20 for the quarters ended August 31, 2004 and August 31, 2003, respectively.

Revenue for the six months ended August 31, 2004 was $358.8 million, a 16% increase from revenue of $308.7 million for the same period last year. Net income for the current six-month period was $47.7 million, compared to net income of $30.5 million for the same period last year. Diluted net income per share was $0.51 for the current six-month period, compared to diluted net income per share of $0.33 for the same period last year. Basic net income per share was $0.53 and $0.34 for the six-month periods ended August 31, 2004 and August 31, 2003, respectively.

Gross margin for the three months ended August 31, 2004 was $150.1 million, an increase of 17% over gross margin of $128.7 million for the same quarter last year. Gross margin percentage was 81% for both the quarters ended August 31, 2004 and August 31, 2003. Gross margin for the six months ended August 31, 2004 was $290.5 million, an increase of 16% over gross margin of $250.4 million for the same period last year. Gross margin percentage for both the six months ended August 31, 2004 and August 31, 2003 was 81%.

Total operating expenses for the quarter ended August 31, 2004 were $117.0 million, an 11% increase from operating expenses of $105.2 million for the same quarter last year. The operating margin for the quarter ended August 31, 2004 was 18% as compared to 15% for the corresponding quarter of the previous fiscal year. Total operating expenses for the six months ended August 31, 2004 were $233.2 million, an 11% increase from operating expenses of $210.8 million for the same period last year. The operating margin for the six months ended August 31, 2004 was 16% as compared to 13% for the same period last year.

We believe the improvement in net income in the three and six months ended August 31, 2004, as compared to the same periods in the previous year, reflects the strength of our product portfolio, our distribution channels, our sales organization, our customer relationships, and the quality of our support and services. This is evidenced by the increase in license revenue and the overall improvement in operating results. Also contributing to the increase in net income was diligent expense management and a lower effective tax rate.

We operate internationally and, as a result, a substantial portion of our business is conducted in foreign currencies. Accordingly, our results are affected by year-over-year exchange rate fluctuations of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. The following table breaks down the year-over-year percentage change in revenue and expenses between change attributable to growth and change attributable to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue and Expenses

	Three Months Ended August 31, 2004 over 2003			Six Months Ended August 31, 2004 over 2003

	Growth	Foreign Exchange	Net Change	Growth	Foreign Exchange	Net Change

Revenue	12.8%	4.3%	17.1%	11.6%	4.6%	16.2%
Cost of Revenue and Operating Expenses	8.7%	4.2%	12.9%	7.5%	4.5%	12.0%

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue				Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%	17.1%	16.2%

Cost of revenue	18.9	18.6	19.0	18.9	18.9	17.2

Gross margin	81.1	81.4	81.0	81.1	16.7	16.0

Operating expenses
Selling, general, and administrative	48.7	51.6	50.4	52.4	10.7	11.8
Research and development	13.7	13.7	13.8	14.6	16.9	10.4
Amortization of intangible assets	0.8	1.3	0.8	1.3	(31.2)	(33.1)

Total operating expenses	63.2	66.6	65.0	68.3	11.2	10.6

Operating income	17.9	14.8	16.0	12.8	41.2	44.8
Interest expense	0.0	(0.1)	0.0	(0.1)	(94.8)	(75.7)
Interest income	1.0	1.0	0.8	0.8	15.4	23.1

Income before taxes	18.9	15.7	16.8	13.5	40.4	44.4
Income tax provision	4.0	4.2	3.5	3.6	9.2	12.3

Net income	14.9%	11.5%	13.3%	9.9%	52.0%	56.2%

REVENUE

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Product License	$ 75,362	$ 62,234	$141,432	$120,035	21.1%	17.8%
Product Support	76,156	66,162	150,943	130,289	15.1	15.9
Services	33,702	29,785	66,464	58,420	13.2	13.8

Total Revenue	$185,220	$158,181	$358,839	$308,744	17.1	16.2

Our total revenue was $185.2 million for the quarter ended August 31, 2004, an increase of $27.0 million or 17%, compared to the quarter ended August 31, 2003. Our total revenue was $358.8 million for the six months ended August 31, 2004, an increase of $50.1 million or 16%, compared to the six months ended August 31, 2003.

Our total revenue was derived primarily from our suite of BI products, principally Cognos ReportNet, Web versions of PowerPlay® and Impromptu®and the Cognos Enterprise Planning Series. Contributing to a lesser extent were Cognos Metrics Manager, DecisionStream™, Cognos Visualizer, NoticeCast® and Cognos Analytic Applications. During the quarter ended August 31, 2004, we released Cognos Series 7 (version 3) which extends our Enterprise Business Intelligence Series by offering centralized information distribution, enhanced security, and full scorecard and report integration. We also released an enhanced version of our Enterprise Planning Series. This latest version has added functionality allowing users to integrate spreadsheets into the enterprise plan.

Industry Trends and Geographic Information

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

We are seeing an increase in the number of large contracts, and the strengthening of our relationships with some of the world’s largest companies and our strategic partners. During the quarter, we signed seven contracts in excess of one million dollars. The number of contracts greater than $200,000 has increased to 109 in the second quarter of fiscal 2005, up 22% from the same period one year ago and the number of contracts greater than $50,000 has also increased 22% to 655 over the same period. For the six months ended August 31, 2004, the number of contracts greater that $200,000 and $50,000 has increased 36% and 25%, respectively. Average order size for the quarter ended August 31, 2004 was approximately $94,000 an increase of 6% from approximately $89,000 for the same quarter last year. For deals greater than $50,000, the average order size for the three months ended August 31, 2004 was approximately $176,000, up 10% from approximately $160,000 last fiscal year. We believe that this growth in order size is another indication that we remain well positioned to capitalize on the trend towards standardization on a single BI platform.

While we are seeing signs of an improving market as evidenced by the increased number of large transactions, these larger transactions are also subject to longer buying cycles as these larger investments typically require greater scrutiny and longer decision cycles by our customers.

The breadth of our solution is also allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 62% of our license revenue came from existing customers in the three-month period ended August 31, 2004.

The overall change in total revenue from our three revenue categories in the quarter ended August 31, 2004 from August 31, 2003 was as follows: a 21% increase in product license revenue, a 15% increase in product support revenue, and a 13% increase in services revenue. The change for the same categories for the six months was as follows: 18%, 16%, and 14%, respectively.

The following table sets out, for each fiscal period indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal year.

Revenue by Geography

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

The Americas	$110,240	$ 96,168	$215,071	$186,285	14.6%	15.5%
Europe	57,952	47,459	112,941	94,502	22.1	19.5
Asia/Pacific	17,028	14,554	30,827	27,957	17.0	10.3

Total	$185,220	$158,181	$358,839	$308,744	17.1	16.2

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Three months ended August 31,		Six months ended August 31,

	2004	2003	2004	2003

The Americas	59.5%	60.8%	59.9%	60.3%
Europe	31.3	30.0	31.5	30.6
Asia/Pacific	9.2	9.2	8.6	9.1

Total	100.0%	100.0%	100.0%	100.0%

The growth rates of our revenue in Europe, Asia/Pacific and, to a much lesser extent, in the Americas were affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the three and six months ended August 31, 2004 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	Three Months Ended August 31, 2004 over 2003			Six Months Ended August 31, 2004 over 2003

	Growth	Foreign Exchange	Net Change	Growth	Foreign Exchange	Net Change

The Americas	14.1%	0.5%	14.6%	14.8%	0.7%	15.5%
Europe	11.2%	10.9%	22.1%	9.3%	10.2%	19.5%
Asia/Pacific	9.7%	7.3%	17.0%	0.8%	9.5%	10.3%
Total	12.8%	4.3%	17.1%	11.6%	4.6%	16.2%

Our growth rate in Europe for the three and six months ended August 31, 2004 primarily reflects strong growth in Northern Europe. Since Asia/Pacific is a relatively small market for our products, our revenues in that region tend to be more volatile from quarter to quarter. Our growth rate in Asia/Pacific for the quarter reflects growth in the Australia/New Zealand region. As indicated by the above table, the weakening of the U.S. dollar in relation to various currencies in Europe and Asia/Pacific positively impacted the growth rates in those regions for the three and six-month periods ended August 31, 2004. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenues in the future.

Product License Revenue

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Product license revenue	$75,362	$62,234	$141,432	$120,035	21.1%	17.8%
Percentage of total revenue	40.7%	39.3%	39.4%	38.9%

Product license revenue was $75.4 million in the quarter ended August 31, 2004, an increase of $13.1 million or 21% from the quarter ended August 31, 2003; and was $141.4 million for the six months ended August 31, 2004, an increase of $21.4 million or 18% compared to the corresponding period in the prior fiscal year. The increase in product license revenue during the three and six months ended August 31, 2004 as compared to the same periods in the prior year reflects the customer acceptance of Cognos ReportNet and Enterprise Planning and the realignment of our sales and operations teams, which is helping us to better capitalize on selling opportunities across product lines. License revenue growth rates for the three and six months ended August 31, 2004 were positively affected by the favorable impact of exchange rates (principally European exchange rates), relative to the US dollar. Product license revenue accounted for 41% of total revenue in the three months ended August 31, 2004 compared to 39% for the corresponding quarter in the prior fiscal year, and for both the six months ended August 31, 2004 and August 31, 2003.

We license our software through our direct sales force and value-added resellers, system integrators, and OEMs. Direct sales accounted for approximately 73% and 69% of our license revenue for the second quarter of fiscal 2005 and 2004, respectively.

As enterprise-wide deployments become more important to our customers, we believe that the direct sales channel is the most effective method of penetrating the large enterprise market. However, in order to have adequate market coverage for companies of all sizes, we continue to expend resources developing our indirect sales activities. We also continue to commit management time and financial resources to developing direct and indirect international sales and support channels.

Product Support Revenue

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Product support revenue	$76,156	$66,162	$150,943	$130,289	15.1%	15.9%
Percentage of total revenue	41.1%	41.8%	42.1%	42.2%

Product support revenue was $76.2 million in the quarter ended August 31, 2004, an increase of $10.0 million or 15% from the quarter ended August 31, 2003; and was $150.9 million in the six months ended August 31, 2004, an increase of $20.7 million or 16% compared to the corresponding period in the prior fiscal year. The increase in the dollar amounts was the result of the strong rate of renewal of support contracts and the expansion of our customer base. Also contributing to the increase in product support revenue for the quarter and the six months ended August 31, 2004 was the impact of exchange rate fluctuations.

Product support revenue accounted for 41% and 42% of our total revenue in the quarters ended August 31, 2004 and 2003, respectively, and was 42% of total revenue in both the six months ended August 31, 2004 and August 31, 2003.

Services Revenue

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Services revenue	$33,702	$29,785	$66,464	$58,420	13.2%	13.8%
Percentage of total revenue	18.2%	18.8%	18.5%	18.9%

Services revenue (training, consulting, and other revenue) was $33.7 million in the quarter ended August 31, 2004, an increase of $3.9 million or 13% from the quarter ended August 31, 2003; and was $66.5 million in the six months ended August 31, 2004, an increase of $8.0 million or 14% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 18% and 19% of our total revenue for the three and six months ended August 31, 2004, respectively, as compared to 19% for both of the corresponding periods in the prior fiscal year.

The increase for both the three and six months ended August 31, 2004 was primarily attributable to an increase in education revenue due to the demand for Cognos ReportNet and Enterprise Planning training. Exchange rate fluctuations also had a favorable impact on services revenue for the quarter.

COST OF REVENUE

Cost of Product License

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Cost of product license	$546	$1,106	$1,167	$2,217	(50.6)%	(47.4)%
Percentage of license revenue	0.7%	1.8%	0.8%	1.8%

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $0.5 million, a decrease of $0.6 million or 51% in the quarter ended August 31, 2004, and was $1.2 million, a decrease of $1.1 million or 47% in the six months ended August 31, 2004 compared to the corresponding periods in the prior fiscal year. These costs represented 1% of product license revenue for the three and six months ended August 31, 2004, as compared to 2% of product license revenue for both comparative periods in the prior fiscal year. The decrease in these costs for both the three and six months ended August 31, 2004 was the result of decreases in royalties as certain royalty agreements have ended and a reduction in materials and distribution costs.

Cost of Product Support

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Cost of product support	$7,074	$6,887	$14,249	$13,742	2.7%	3.7%
Percentage of support revenue	9.3%	10.4%	9.4%	10.5%

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $7.1 million, an increase of $0.2 million or 3% in the quarter ended August 31, 2004, and was $14.2 million, an increase of $0.5 million or 4% in the six months ended August 31, 2004 compared to the corresponding periods in the prior fiscal year.

The cost of product support represented 9% of total product support revenue for both the three and six months ended August 31, 2004 as compared to 10% and 11% for the corresponding periods in the prior fiscal year. The increase in the cost of product support is the result of increases in staff related costs and the unfavorable impact of foreign currency fluctuations relative to the U.S. dollar, partially offset by a decrease in royalties and distribution costs. The average number of employees within the support organization increased 5% and 3% in the three and six months ended August 31, 2004, respectively, as compared to the same periods last year.

Cost of Services

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Cost of services	$27,457	$21,503	$52,932	$42,362	27.7%	25.0%
Percentage of services revenue	81.5%	72.2%	79.6%	72.5%

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products.

The cost of services was $27.5 million, an increase of $6.0 million or 28% in the quarter ended August 31, 2004 and was $52.9 million, an increase of $10.6 million or 25% in the six months ended August 31, 2004 compared to the corresponding periods in the prior fiscal year. The cost of services represented 81% and 80% of services revenue for the three and six months ended August 31, 2004, respectively, as compared to 72% and 73% for the corresponding periods in the prior fiscal year.

The increase in cost of services is the result of increases in staff related costs and costs for services purchased externally. Subcontractors are engaged in instances where we can not staff services engagements with Cognos employees. While we intend to hire in this area, we will continue to fill any gaps in delivery by engaging subcontractors. Exchange rate fluctuations also had an unfavorable impact on cost of services during the three and six months ended August 31, 2004. The average number of employees within the services organization increased 2% and 1% in the three and six months ended August 31, 2004, respectively, as compared to the same periods last year.

OPERATING EXPENSES

Selling, General, and Administrative

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Selling, general, and administrative	$90,230	$81,495	$180,739	$161,733	10.7%	11.8%
Percentage of total revenue	48.7%	51.6%	50.4%	52.4%

Selling, general, and administrative (“SG&A”) expenses include staff related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services and other administrative costs.

SG&A expenses were $90.2 million, an increase of $8.7 million or 11% in the quarter ended August 31, 2004, and were $180.7 million, an increase of $19.0 million or 12% in the six months ended August 31, 2004 compared to the corresponding periods in the prior fiscal year. These costs represented 49% and 50% of total revenue for the three and six months ended August 31, 2004, respectively, as compared to 52% for both of the corresponding periods in the prior fiscal year.

The increase in these expenses, in dollar terms, in the three and six months ended August 31, 2004 was the result of increases in staff related costs resulting from increases in salaries, bonuses and commissions as well as associated benefits as compared to the same periods last year. SG&A expenses were also unfavorably impacted by the effect of other foreign currencies relative to the U.S. dollar. Contributing to a lesser extent to the increase for both the three and six months ended August 31, 2004 were increases in finders’ fees and travel and living costs. The increase in SG&A was partially offset by a reduction in the bad debt expense as our accounts receivable reserve decreased due to our improved collection experience. The average number of employees within selling, general, and administrative increased by 1% in both the three and six months ended August 31, 2004, when compared to the corresponding periods in the prior fiscal year.

Research and Development

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Research and development	$25,382	$21,714	$49,707	$45,008	16.9%	10.4%
Percentage of total revenue	13.7%	13.7%	13.8%	14.6%

Research and development (“R&D”) expenses are primarily staff related costs attributable to the design and enhancement of existing products along with the creation of new products.

R&D costs were $25.4 million, an increase of $3.7 million or 17% in the quarter ended August 31, 2004, and were $49.7 million, an increase of $4.7 million or 10% for the six months ended August 31, 2004 compared to the corresponding periods in the prior fiscal year. The increase for the three and six months ended August 31, 2004 was the result of increases in staff related costs and the unfavorable impact of other foreign currencies relative to the U.S. dollar. R&D costs were 14% of revenue for both the three and six months ended August 31, 2004 as compared to 14% and 15% of revenue, respectively, for the corresponding periods in the prior fiscal year. The average number of employees within R&D decreased by 2% and 1% for the three and six months ended August 31, 2004, respectively, when compared to the corresponding periods of the prior fiscal year.

We continue to invest significantly in R&D activities for our next generation of BI solutions which are the foundation of our CPM vision. During the quarter ended August 31, 2004, we released Cognos Series 7 (version 3) which extends our Enterprise Business Intelligence Series by offering centralized information distribution, enhanced security and full scorecard and report integration. We also released an enhanced version of our Enterprise Planning Series. This latest version has added functionality allowing users to integrate spreadsheets into the enterprise plan.

In the upcoming year, we expect to release a further upgrade to our Enterprise Business Intelligence Series that continues to expand the deployment of our new platform.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs would be amortized over a period not exceeding 36 months. No costs were deferred in the three and six months ended August 31, 2004 and August 31, 2003. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Intangible Assets

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Amortization of intangible assets	$1,369	$1,991	$2,741	$4,096	(31.2)%	(33.1)%

Amortization of intangible assets was $1.4 million, a decrease of $0.6 million or 31% for the quarter ended August 31, 2004 and was $2.7 million, a decrease of $1.4 million or 33% for the six months ended August 31, 2004 compared to the corresponding periods in the prior year. The decrease in this expense in the three and six months ended August 31, 2004 was due to certain intangible assets being fully amortized.

Interest Income and Expense

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Net interest income	$1,773	$1,389	$3,106	$2,262	27.6%	37.3%

Net interest income was $1.7 million, an increase of $0.4 million or 28% in the quarter ended August 31, 2004 and was $3.1 million, an increase of $0.8 million or 37% in the six months ended August 31, 2004 compared to the corresponding periods in the prior fiscal year. The increase during the three and six months ended August 31, 2004 was primarily attributable to an increase in the average portfolio size as compared to the corresponding periods in the prior fiscal year. This increase was partially offset by a decrease in the average effective interest rates as compared to the same periods in the prior fiscal year.

Income Tax Provision

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2003 to 2004	Six months ended August 31, 2003 to 2004

	2004	2003	2004	2003

Tax expense	$7,336	$6,716	$12,686	$11,299	9.2%	12.3%
Effective tax rate	21.0%	27.0%	21.0%	27.0%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three and six months ended August 31, 2004, we recorded an income tax provision of $7.3 million and $12.7 million, respectively, representing an effective income tax rate of 21%. Comparatively, in the three and six months ended August 31, 2003, we recorded an income tax provision of $6.7 million and $11.3 million, respectively, representing an effective income tax rate of 27%. The effective tax rate decreased as compared to the corresponding periods last year but increased compared to the effective tax rate of 16% for the full fiscal year 2004. This is due primarily to higher investment tax credits (“ITCs”) in fiscal 2004 compared to fiscal 2005. The increased amount of ITCs for fiscal 2004 resulted from changes in government administrative practices regarding the type of expenses eligible for ITCs and, last year, we were able to claim an amount not only for fiscal 2004 but for prior years as well. In fiscal 2005, only current year ITCs can be claimed.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at August 31, 2004	As at February 29, 2004	Percentage Change

Cash and cash equivalents	$364,782	$224,830	62.2%
Short-term investments	75,628	163,411	(53.7)

Cash, cash equivalents, and short-term investments	$440,410	$388,241	13.4
Working capital	312,914	259,502	20.6

($000s)	Six months ended August 31,		Percentage change Six months ended August 31,

	2004	2003	2003 to 2004

Net cash provided by (used in):
Operating activities	$ 62,503	$ 32,252	93.8%
Investing activities	79,474	(28,643)	(377.5)
Financing activities	(918)	15,848	(105.8)

	As at August 31, 2004	As at August 31, 2003

Days sales outstanding (DSO)	56	62

Cash, Cash Equivalents, and Short-term Investments

As of August 31, 2004, we held $440.4 million in cash, cash equivalents, and short-term investments, an increase of $52.2 million from February 29, 2004. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

Management groups cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Working Capital

Working capital represents our current assets less our current liabilities. As of August 31, 2004, working capital was $312.9 million, an increase of $53.4 million from February 29, 2004. The increase can be attributed to higher levels of cash, cash equivalents, and short-term investments and lower levels of accounts payable, accrued charges, salaries, commissions, and related items, and deferred revenue. Partially offsetting this increase were decreases in accounts receivable.

Days sales outstanding (DSO) was 56 days at August 31, 2004 as compared to 62 days as at August 31, 2003. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at August 31, 2004 and February 29, 2004, we had no long-term liabilities.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the six months ended August 31, 2004 was $62.5 million, an increase of $30.3 million compared to the comparative period last year. The increase is attributable to higher net income, strong accounts receivable collections, and smaller decreases of accounts payable, accrued charges, and salaries, commissions, and related items, partially offset by changes in deferred revenue balances for the six months ended August 31, 2004 as compared to the corresponding period last year.

Cash Provided by (Used In) Investing Activities

Cash provided by investing activities was $79.5 million for the six months ended August 31, 2004, compared to cash used in investing activities of $28.6 million in the corresponding period in the prior fiscal year. During the six months ended August 31, 2004, we decreased our net investment in short-term investments from the comparative period in the prior fiscal year. In the six months ended August 31, 2004, our proceeds on maturity of short-term investments, net of purchases, were $87.7 million. In comparison, during the six months ended August 31, 2003, our purchases of short-term investments were in excess of our maturities of short-term investments by $16.2 million. In addition, during the six months ended August 31, 2004, we spent $7.7 million on fixed asset additions as compared to $11.5 million in the corresponding period last year. The additions for both periods related primarily to computer equipment and software, office furniture and leasehold improvements.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $0.9 million for the six months ended August 31, 2004, compared to cash provided by financing activities of $15.8 million during the comparative period of the prior fiscal year. We issued 1,102,000 common shares, valued at $19.3 million, during the six months ended August 31, 2004, compared to the issue of 1,226,000 shares valued at $18.1 million during the corresponding period in the prior fiscal year. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees and officers.

We paid $20.2 million during the six months ended August 31, 2004 to repurchase 597,000 shares on the open market, 587,000 of which were under our share repurchase plan and 10,000 under our restricted share unit plan. Comparatively, we repurchased 21,000 shares for $0.6 million during the six-month period ended August 31, 2003 under our restricted share unit plan.

In October 2003, we adopted a program that enables us to purchase up to 5% of the issued and outstanding common shares of Cognos between October 9, 2003 and October 8, 2004. Purchases can be made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares are cancelled.

Contracts and Commitments

We have an unsecured credit facility which is provided to us at no cost. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $12.5 million (U.S.$9.5 million), subject to certain covenants. As of August 31, 2004 and 2003, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

In connection with the acquisition of Adaytum, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for vacating leased premises of Adaytum and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. During the six months ended August 31, 2004, the total cash payments made in relation to the accrual were $0.8 million, and cash payments remaining at August 31, 2004 were $3.7 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2005. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

On August 24, 2004, we made an offer to acquire all of the Series A shares and Series B shares outstanding in Frango AB, a Stockholm-based company specializing in consolidation and financial reporting solutions. The offer was adjusted on September 21, 2004 to eliminate a premium initially offered on the Series A shares. The total amount of the offer did not change. Under the terms of the adjusted offer, Frango shareholders will receive SEK 85.5 in cash for each Series A and Series B share outstanding. The total value of all shares outstanding is approximately $53.1 million.

The acceptance period for our offer ended on September 27, 2004. As of September 29, 2004, we controlled approximately 97% of the capital and approximately 98% of the votes of Frango. Payment of the offer price to shareholders who tendered their shares pursuant to the offer commenced on October 1, 2004. We intend to acquire all of the remaining shares of Frango through a compulsory acquisition process.

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

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies. The BI market may continue to consolidate by merger or acquisition. If one or more of our competitors merges or partners with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete. As well, competition may increase by the entry or expansion of other software vendors into this market. These competitors may have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. New product announcements or introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

If we do not respond effectively to rapid technological change, our products may become obsolete.

The markets for our products are characterized by: rapid and significant technological change; frequent new product introductions and enhancements; changing customer demands; and evolving industry standards. We cannot provide assurance that our products and services will remain competitive in light of future technological change or that we will be able to respond to market demands and developments or new industry standards. If we are unable to identify a shift in market demand or industry standards quickly enough, we may not be able to develop products to meet those new demands or standards, or to timely bring them to market. In addition, failure to respond successfully to technological change may render our products and services obsolete and thus harm our ability to attract and retain customers.

We may not be able to hire, integrate, or retain key personnel essential to our business.

We believe that our success depends on senior management and other key employees to develop, market, and support our products and manage our business. The loss of their services could have a material adverse effect on our business. Our success is also highly dependent on our continuing ability to hire, integrate, and retain highly qualified personnel. The failure to attract and retain key personnel would adversely affect our future growth and profitability.

Our total revenue and operating results may fluctuate.

We rely predominantly on revenue from a single line of business, our BI products. Although we have experienced revenue growth from these products in the past, we cannot provide assurance that revenue from these products will continue to grow, or grow at previous rates or rates projected by management. Anticipated revenue may be reduced by any one, or a combination of, unforeseen market, economic, or competitive factors some of which are discussed in this section. We have experienced and in the future may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

Our quarterly and annual operating results may vary between periods.

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern will continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the following fiscal year. As well, in each quarter we typically close a larger percentage of sales transactions near the end of that quarter. As a result, it is difficult to anticipate the revenue and earnings that we will realize in any particular quarter until near the end of the quarter. Some of the causes of this difficulty are explained in subsequent risk factors – in particular those entitled ‘Our sales forecasts may not match actual revenues in a particular period’, ‘The length of time required to complete a sales cycle may be lengthy and unpredictable’ and ‘Our expenses may not match anticipated revenues’.

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

As our business evolves toward larger transactions at the enterprise level, the presence or absence of one or more of these large transactions in a particular period may have a material upwards or downwards effect on the revenue estimates in that period. These significant transactions require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. These factors combine to lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter its purchasing requirements. The service delivery scope for larger transactions also places additional execution strain on our existing service delivery personnel. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods.

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

The revenue growth and profitability of our business depends on the overall demand for BI products and services. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities, and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. A weakening of one or more of the global economy, the information technology industry, or the business conditions within the industries listed above may cause a decrease in our software license revenues. A decrease in demand for computer software caused, in part, by a continued weakening of the economy, domestically or internationally, or caused by our customers’ increased attention to regulatory compliance including the Sarbanes-Oxley Act and internal controls may result in a decrease in revenues and growth rates.

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

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. These sales operations face risks arising from local political, legal and economic factors such as the general economic conditions in each country or region, varying regulatory requirements, compliance with international and local trade, labor and other laws, and reduced intellectual property protections in certain jurisdictions. We may also face difficulties in managing our international operations, collecting receivables in a timely fashion, and repatriating earnings. Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole. Also, a substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, such as the Canadian dollar and the euro, may have a material adverse effect on our business, financial condition, and operating results. Please see further discussion on foreign currency risk included in the Quantitative and Qualitative Disclosure on Market Risk in Item 3 of this Form 10-Q.

Making and integrating acquisitions could impair our operating results.

We have acquired and, if appropriate, will continue to seek to acquire additional products or businesses that we believe are complementary to ours. Acquisitions involve a number of other risks, including: diversion of management’s attention; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business and its personnel; and assumption of disclosed and undisclosed liabilities. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and or models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated.

We may not realize the benefits that we anticipated from our acquisition of Frango AB within the time periods or to the extent that we expected because of integration and other challenges.

All of the risk factors referenced above in ‘Making and integrating acquisitions could impair our operating results’ apply to our acquisition of Frango AB discussed elsewhere in this report in greater detail. In addition, there is the risk that the contemplated benefits of the Frango acquisition may not materialize as planned or may not materialize within the time periods or to the extent anticipated. Factors that may cause such differences include, but are not limited to, differences in the state of Frango’s actual business, its operations, and its product condition and capabilities from what we believe based on our due diligence review; our ability to efficiently integrate Frango and the ease in which Frango can be integrated; the state of Frango’s internal controls and procedures; and the existence of regulatory barriers to integration.

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

We may face liability claims if our software products or services fail to perform as intended.

The sale, servicing, and support of our products entails the risk of product liability, performance or warranty claims, which may be substantial in light of the use of our products in business-critical applications. A successful product liability claim could seriously disrupt our business and adversely affect our financial results. Software products are complex and may contain errors or defects, particularly when first introduced, or when new versions or enhancements are released, or when configured to individual customer requirements. We currently have in place procedures and staff to exercise quality control over our products and respond to defects and errors found in current versions, new versions, or enhancements of our products. We also attempt to contractually limit our liability in accordance with industry practices. However, defects and errors in our products could inhibit or prevent customer deployment and cause us to lose customers or require us to pay penalties or damages.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and six months ending August 31, 2004, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of August 31, 2004, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately two to three percent.

Also, as we conduct a substantial portion of our business in foreign currencies other than the U.S. dollar, our results are affected, and may be affected in the future, by exchange rate fluctuations of the U.S. dollar relative to the Canadian dollar, various European currencies, and, to a lesser extent, other foreign currencies. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. We cannot predict the effect foreign exchange fluctuations will have on our results going forward; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations, and financial condition.

Item 4.    Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)	Changes in internal control over financial reporting.

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares or Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)

June 1 to				1,961,500 shares
June 30, 2004	10,000	$33.51	10,000	$30,314,000

July 1 to				1,961,500 shares
July 31, 2004	287,500	$34.31	287,500	$20,448,000

August 1 to				1,961,500 shares
August 31, 2004	Nil	Nil	Nil	$20,448,000

Total	297,500	$34.28	297,500

(1)  Share amounts relate to the restricted share unit plan and dollar figures relate to the stock repurchase program.

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos up to an aggregate of 2,000,000 restricted share units. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit can be exchangeable for one common share of Cognos. The common shares for which the restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by Cognos. This plan terminates on September 30, 2005. During the quarter ended August 31, 2004, Cognos repurchased 10,000 shares at an average price of $33.51 for the restricted share unit plan.

On October 7, 2003, Cognos announced that it had adopted a stock repurchase program authorizing the repurchase of up to 4,468,639 common shares (not more than 5% of the common shares outstanding on that date) up to a maximum of $50,000,000 between October 9, 2003 and October 8, 2004. During the quarter ended August 31, 2004, Cognos repurchased 287,500 shares at an average price of $34.31 under the stock repurchase program.

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

3.1	Articles of Incorporation and Amendments thereto (incorporated by reference to Exhibit 3.1 of
Cognos' Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1(i) of Cognos' Form 10-Q filed for the quarter ended May 31, 2004)
3.2	By-Laws of Cognos (incorporated by reference to Exhibit 3.2 of Cognos' Form 10-K filed for the year ended February 28, 1997)
10.24	Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 4.1 to Registration
Statement No. 333-117981 on Form S-8, filed on August 6, 2004)
10.25	Form of Option Agreement pursuant to the Cognos Amended and Restated
2003-2008 Stock Option Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the
Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the
Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
99.1	Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian
Generally Accepted Accounting Principles
99.2	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b)	Reports on Form 8-K

Cognos filed a Form 8-K on June 23, 2004 pursuant to Item 12, Disclosure of Results of Operations and Financial Condition. This Form 8-K related to the release of Cognos’ results for the first quarter of the fiscal year ending February 28, 2005. Cognos also filed a Form 8-K pursuant to Item 8, Other Events on August 24, 2004. This Form 8-K related to the announcement by Cognos that it had made a public offer to acquire all of the outstanding shares of Frango AB, a Stockholm-based company specializing in consolidation and financial reporting solutions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

October 1, 2004	/s/ Tom Manley

Date	Tom Manley
Senior Vice President, Finance & Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

10.25	Form of Option Agreement pursuant to the Cognos Amended and Restated 2003-2008 Stock Option Plan	52

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	55

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	56

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	57

99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles	58-69

99.2	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement	70-72