Form 10-Q
period 2004-11-30
COGNOS INC
filed 2005-01-06
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2004

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
YES   X      NO

The number of shares outstanding of the registrant’s only class of Common Stock as of December 15, 2004, was 91,003,345.

COGNOS INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2004	2003	2004	2003

Revenue
Product license	$ 91,580	$ 72,551	$ 233,012	$ 192,586
Product support	81,031	68,676	231,974	198,965
Services	37,755	31,000	104,219	89,420

Total revenue	210,366	172,227	569,205	480,971

Cost of revenue
Cost of product license	578	1,121	1,745	3,338
Cost of product support	8,508	7,051	22,757	20,793
Cost of services	28,574	22,924	81,506	65,286

Total cost of revenue	37,660	31,096	106,008	89,417

Gross margin	172,706	141,131	463,197	391,554

Operating expenses
Selling, general, and administrative	102,206	85,959	282,945	247,692
Research and development	26,987	22,265	76,694	67,273
Amortization of intangible assets	1,672	2,116	4,413	6,212

Total operating expenses	130,865	110,340	364,052	321,177

Operating income	41,841	30,791	99,145	70,377
Interest expense	(22)	(552)	(101)	(877)
Interest income	1,909	975	5,094	3,562

Income before taxes	43,728	31,214	104,138	73,062
Income tax provision	9,183	6,966	21,869	18,265

Net income	$ 34,545	$ 24,248	$ 82,269	$ 54,797

Net income per share
Basic	$0.38	$0.27	$0.91	$0.61

Diluted	$0.37	$0.26	$0.89	$0.60

Weighted average number of shares (000s)
Basic	90,621	89,692	90,364	89,133

Diluted	93,235	92,614	92,925	91,779

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, U.S. GAAP)

	November 30, 2004	February 29, 2004

Assets	(Unaudited)	(Note 1)
Current assets
Cash and cash equivalents	$ 313,937	$ 224,830
Short-term investments	125,430	163,411
Accounts receivable	142,763	152,859
Prepaid expenses and other current assets	14,832	16,668
Deferred tax assets	1,656	2,445

	598,618	560,213
Fixed assets	73,622	71,292
Intangible assets	28,846	23,643
Goodwill	222,883	172,323

	$ 923,969	$ 827,471

Liabilities
Current liabilities
Accounts payable	$ 33,415	$ 30,698
Accrued charges	30,524	25,483
Salaries, commissions, and related items	68,576	59,903
Income taxes payable	13,809	5,875
Deferred revenue	153,137	178,752

	299,461	300,711
Deferred income taxes	23,357	18,098

	322,818	318,809

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital
(November 30, 2004 – 90,825,717; February 29, 2004 – 89,902,895)	237,540	206,499
Treasury shares
(November 30, 2004 – 46,375; February 29, 2004 – 43,500)	(1,199)	(1,065)
Deferred stock-based compensation	(496)	(730)
Retained earnings	361,707	305,399
Accumulated other comprehensive income (loss)	3,599	(1,441)

	601,151	508,662

	$ 923,969	$ 827,471

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2004	2003	2004	2003

Cash flows from operating activities
Net income	$ 34,545	$ 24,248	$ 82,269	$ 54,797
Non-cash items
Depreciation and amortization	7,658	7,252	20,660	21,718
Amortization of deferred stock-based compensation	109	215	514	605
Amortization of other deferred compensation	--	44	7	168
Deferred income taxes	(1,329)	1,227	972	5,280
Loss on disposal of fixed assets	89	76	213	539

	41,072	33,062	104,635	83,107
Change in non-cash working capital
Decrease (increase) in accounts receivable	(14,405)	(5,716)	22,056	26,181
Decrease (increase) in prepaid expenses and other current assets	3,980	2,327	4,151	(1,533)
Increase (decrease) in accounts payable	3,864	837	(3,121)	(9,941)
Decrease in accrued charges	(2,346)	(4,610)	(4,243)	(11,682)
Increase (decrease) in salaries, commissions, and related items	8,580	6,647	1,305	(7,141)
Increase in income taxes payable	7,630	3,967	7,586	5,126
Decrease in deferred revenue	(10,051)	(7,314)	(31,542)	(22,665)

Net cash provided by operating activities	38,324	29,200	100,827	61,452

Cash flows from investing activities
Maturity of short-term investments	75,897	88,663	320,571	205,473
Purchase of short-term investments	(125,460)	(144,406)	(282,421)	(277,445)
Additions to fixed assets	(4,261)	(5,784)	(11,971)	(17,282)
Additions to intangible assets	(242)	(381)	(771)	(1,067)
Acquisition costs, net of cash and cash equivalents	(49,706)	(254)	(49,706)	(484)

Net cash used in investing activities	(103,772)	(62,162)	(24,298)	(90,805)

Cash flows from financing activities
Issue of common shares	13,548	8,896	32,820	27,005
Purchase of treasury shares	--	--	(335)	(564)
Repurchase of shares	(7,965)	--	(27,820)	--
Decrease in long-term debt and long-term liabilities	--	--	--	(1,697)

Net cash provided by financing activities	5,583	8,896	4,665	24,744

Effect of exchange rate changes on cash	9,020	4,111	7,913	8,248

Net increase (decrease) in cash and cash equivalents	(50,845)	(19,955)	89,107	3,639
Cash and cash equivalents, beginning of period	364,782	186,182	224,830	162,588

Cash and cash equivalents, end of period	313,937	166,227	313,937	166,227
Short-term investments, end of period	125,430	154,668	125,430	154,668

Cash, cash equivalents, and short-term investments, end of period	$ 439,367	$ 320,895	$ 439,367	$ 320,895

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

The Corporation applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock option, stock purchase, and restricted share unit plans. Where the exercise price of stock options is equal to the market price of the stock on the trading day preceding the date of grant, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans. However, for certain options assumed on the acquisition of Adaytum, Inc. (“Adaytum”), under purchase accounting methodology, compensation cost has been recognized in the financial statements. For restricted share units, the fair value of each unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have reduced net income, basic net income per share and diluted net income per share as indicated in the table below (000s, except per share amounts):

	Three months ended November 30,		Nine months ended November 30

	2004	2003	2004	2003

Net income:
As reported	$34,545	$ 24,248	$82,269	$ 54,797
Add: Stock-based employee compensation included above	109	215	514	605
Less: Stock-based employee compensation using fair value
based method	(4,518)	(5,435)	(11,355)	(17,498)

Pro forma	$ 30,136	$ 19,028	$ 71,428	$ 37,904

Basic net income per share:
As reported	$0.38	$0.27	$0.91	$0.61
Add: Stock-based employee compensation included above	--	--	0.01	0.01
Less: Stock-based employee compensation using fair value based method	(0.05)	(0.06)	(0.13)	(0.19)

Pro forma	$0.33	$0.21	$0.79	$0.43

Diluted net income per share:
As reported	$0.37	$0.26	$0.89	$0.60
Add: Stock-based employee compensation included above	--	--	0.01	--
Less: Stock-based employee compensation using fair value based method	(0.05)	(0.05)	(0.13)	(0.19)

Pro forma	$0.32	$0.21	$0.77	$0.41

Weighted average number of shares:
Basic	90,621	89,692	90,364	89,133

Diluted	93,235	92,614	92,925	91,779

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended November 30,		Nine months ended November 30,

	2004	2003	2004	2003

Risk-free interest rates	3.2%	3.0%	3.2%	2.9%
Expected volatility	51.0%	57.1%	51.0%	57.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of options (years)	4.3	4.3	4.3	4.3

4.	Goodwill

During the three and nine months ended November 30, 2004, there were additions to goodwill in the amount of $50,560,000 resulting from the acquisition of Frango AB (“Frango”). See Note 11. During the three and nine months ended November 30, 2003, there were additions to goodwill of $254,000 and $484,000, respectively. The additions during the three and nine months ended November 30, 2003 were related to additional consideration paid to the former shareholders of Teijin Cognos Incorporated (“TCI”). This additional consideration was based on the net revenue of TCI during each quarter as per the terms of the original purchase agreement. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test, and performed the required test as of March 1, 2004. Based on this test, goodwill is not considered to be impaired.

	Three months ended November 30,		Nine months ended November 30,

	2004	2003	2004	2003

	($000s)		($000s)
Beginning balance	$172,323	$170,221	$172,323	$169,991
Additions	50,560	254	50,560	484

Closing balance	$222,883	$170,475	$222,883	$170,475

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

5.	Intangible Assets

	As at November 30, 2004		As at February 29, 2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired technology	$ 40,419	$21,351	$ 33,381	$18,161	20%
					Compensation
Deferred compensation	8,945	8,945	8,945	8,938	Period
Contractual relationships	9,608	1,878	7,800	1,109	12.5%
Trademarks and patents	4,390	2,342	3,620	1,895	20%

	63,362	$34,516	53,746	$30,103

	(34,516)		(30,103)

Net book value	$ 28,846		$ 23,643

During the three and nine months ended November 30, 2004, there were additions to acquired technology and contractual relationships in the amount of $7,038,000 and $1,808,000, respectively, resulting from the acquisition of Frango. See Note 11. During the three and nine months ended November 30, 2004, there were additions to trademarks and patents in the amount of $241,000 and $770,000, respectively.

Amortization of intangible assets was $1,672,000 and $2,116,000 in the quarters ended November 30, 2004 and November 30, 2003, respectively, and was $4,413,000 and $6,212,000 in the nine months ended November 30, 2004 and November 30, 2003, respectively. The estimated amortization expense related to intangible assets is as follows ($000s):

2005 (Q4)	$1,800
2006	7,170
2007	7,060
2008	6,407
2009	2,883
2010	2,103
2011 and thereafter	1,423

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

The Corporation issued 625,000 common shares for $13.5 million, and 543,000 common shares for $8.9 million during the quarters ended November 30, 2004, and November 30, 2003, respectively. The Corporation issued 1,727,000 common shares for $32.8 million and 1,769,000 common shares for $27.0 million during the nine months ended November 30, 2004, and November 30, 2003, respectively. The issuance of shares in all periods was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees and officers.

The Corporation repurchases shares under a share repurchase program and under a restricted share unit plan. During the three and nine months ended November 30, 2004, the Corporation repurchased 217,000 shares at a value of $8.0 million and 804,000 shares at a value of $27.8 million, respectively, in the open market under its share repurchase program. During the three and nine months ended November 30, 2003, the Corporation did not repurchase any shares under its stock repurchase program.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The Corporation did not repurchase shares under its restricted share unit plan during the three months ended November 30, 2004 and November 30, 2003. During the nine-month periods ended November 30, 2004 and November 30, 2003, the Corporation repurchased 10,000 shares at a value of $0.3 million and 21,000 shares at a value of $0.6 million, respectively under its restricted share unit plan.

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended November 30,		Nine months ended November 30,

	2004	2003	2004	2003

Basic Net Income per Share
Net income	$34,545	$24,248	$82,269	$54,797

Weighted average number of shares
outstanding	90,621	89,692	90,364	89,133

Basic net income per share	$0.38	$0.27	$0.91	$0.61

Diluted Net Income per Share
Net income	$34,545	$24,248	$82,269	$54,797

Weighted average number of shares
outstanding	90,621	89,692	90,364	89,133
Dilutive effect of stock options	2,614	2,922	2,561	2,646

Adjusted weighted average number of
shares outstanding	93,235	92,614	92,925	91,779

Diluted net income per share	$0.37	$0.26	$0.89	$0.60

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

The components of comprehensive income were as follows ($000’s):

	Three months ended November 30,		Nine months ended November 30,

	2004	2003	2004	2003

Net income	$34,545	$24,248	$82,269	$54,797
Other comprehensive income:
Foreign currency translation adjustments	5,373	2,931	5,040	9,267

Comprehensive income	$39,918	$27,179	$87,309	$64,064

10.	Segmented Information

The Corporation operates in one business segment — computer software solutions.

11.	Acquisitions

Frango

On September 29, 2004, the Corporation announced that it had successfully completed a tender offer for the shares of Frango, a Stockholm Sweden based company with global operations. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard (“SFAS”) 141, Business Combinations. Frango specializes in consolidation and financial reporting solutions. The Corporation acquired Frango primarily to add Frango’s consolidation and financial reporting software to its product suite and also to access Frango’s workforce and distribution channels in Europe and Asia, all part of the Corporation’s broader strategy to lead the CPM market. The acquisition of Frango further strengthens the Corporation’s product offering to the office of finance, a key entry point with its customers. The aggregate purchase consideration was approximately $53,088,000 paid in cash. Direct costs associated with the acquisition were approximately $1,916,000.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

An independent appraisal valued the in-process research and development at an immaterial amount, and therefore the purchase of Frango did not involve the write-off of any in-process research and development.

The purchase price allocation is not yet final, particularly as it relates to the fair valuation of certain items such as accounts receivable, intangible assets, deferred revenue, and accrued liabilities, the restructuring plan as discussed below and goodwill.

Based on an independent appraisal, an initial estimate of $8,846,000 of the purchase price was allocated to intangible assets, subject to amortization. Of this amount, $7,038,000 was allocated to acquired technology and $1,808,000 was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for the acquired technology is five years whereas the amortization period for the contractual relationships is approximately eight years. The weighted average amortization for these intangible assets acquired is approximately six years. The fair values of these intangible assets were assigned using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The amortization periods were determined using the estimated economic useful life of the asset.

In the allocation of purchase price, an initial estimate of $50,560,000 was assigned to goodwill. This represents the excess of the purchase price paid for Frango over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing, in accordance with the Corporation’s accounting policy. The goodwill is not deductible for tax purposes.

The purchase price, which is subject to final adjustment, is allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below: ($000s)

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Frango AB

Assets acquired:
Cash	$ 3,382
Accounts receivable, net	8,896
Prepaid expenses	2,220
Fixed assets	647
Intangible assets	8,846

23,991

Liabilities assumed:
Accrued expenses	3,174
Deferred revenue	1,523
Other current liabilities	8,596
Restructuring	5,074
Deferred tax liabilities on intangibles	3,096

21,463

Net assets acquired	2,528
Goodwill	50,560

Purchase price	$53,088

Purchase price consideration

Cash	$53,088

The Corporation undertook a restructuring plan in conjunction with the acquisition of Frango. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Business Combination (“EITF 95-3”), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. This restructuring was primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. The employee separations impacted all functional groups, primarily in Europe. The restructuring accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. The plan is not yet finalized and as a result, there may be unresolved contingencies, purchase price allocation issues, or additional liabilities that could result in a material adjustment to the acquisition cost allocation.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

($000s)	Employee separations	Other restructuring accruals	Total

Restructuring accrual at September 30, 2004	$2,311	$2,763	$5,074
Cash payments	--	--	--
Foreign Exchange Adjustment	135	164	299

Balance as at November 30, 2004	$2,446	$2,927	$5,373

The Corporation has elected not to disclose pro-forma combined results of operations as they are not material to the financial statements.

Adaytum

The Corporation undertook a restructuring plan in conjunction with the acquisition of Adaytum in January 2003. In accordance with EITF 95-3, the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The Corporation recorded restructuring costs of approximately $9.2 million in relation to this restructuring plan. These restructuring costs primarily relate to involuntary employee separations of approximately 90 employees of Adaytum, accruals for vacating leased premises of Adaytum, and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. The employee separations impact all functional groups and geographic regions of Adaytum. The remaining accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be settled in fiscal 2005. Outstanding balances for lease payments will be paid over the lease term unless settled earlier. Settlement of obligations at an amount lower than that currently accrued will result in an adjustment to goodwill, settlement at a higher amount would be expensed in the period in which the determination is made.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following table sets forth the activity in the Corporation’s restructuring accrual for the nine-month period ended November 30, 2004: ($000s)

	Employee separations	Other restructuring accruals	Total accrual

Balance as at February 29, 2004	$ 945	$3,498	$4,443
Cash payments during the first nine
months of fiscal 2005	(563)	(193)	(756)

Balance as at November 30, 2004	$ 382	$3,305	$3,687

12.	Comparative Results

Certain of the prior period’s figures have been reclassified in order to conform to the presentation adopted during the current fiscal year. This change in presentation does not affect previously reported assets, liabilities, or results of operations.

13.	New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements apply to variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements became applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. The Corporation has determined that it owns a minority interest in an undercapitalized distributor that qualifies as a variable interest entity. The Corporation adopted FIN 46 on May 31, 2004 for this variable interest entity which was created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Corporation’s financial condition or results of operations.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Corporation has not yet determined which fair-value method and transitional provision it will follow. The impact on Cognos financial statements of applying one of the acceptable fair-value based method of accounting for stock options is disclosed in Note 3.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (“fiscal 2004”). MD&A contains forward-looking statements including statements concerning future revenues and earnings; product demand and growth opportunities; business outlook and business momentum; trends towards increasing customer attention to corporate performance management and BI standardization and our position to capitalize on such trends; purchasing environment and improving market conditions; currency fluctuation; the strengthening of our customer relationships and strategic partnerships; the strength of our sales and distribution channels and of our service and support teams; the method of penetrating the large enterprise market; the role of systems integrators; research and development activities as well as new product introductions, including an upgrade to our Business Intelligence Series and the introduction of Cognos Controller in North America; customer reaction and acceptance of our products, including the Cognos ReportNetTM product; market positioning and conditions, business model and technology strategies and execution; the expensing of stock options; the growth, strategic importance and acceptance of corporate performance management, business intelligence, prepackaged solutions and solution standardization; the impact and benefits of the acquisition of Frango AB (“Frango”) and the exclusive relationship with Composite Software; and our requirements for working capital. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to: the Company’s ability to maintain revenue growth or to anticipate a decline in revenue from any of its products or services; the Company’s ability to develop and introduce new products and enhancements that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; the Company’s ability to compete in an intensely competitive market; continued BI market consolidation; the Company’s ability to select and implement appropriate business models and strategies; fluctuations in its quarterly and annual operating results; currency fluctuations; tax rate fluctuations; the impact of global economic conditions on the Company’s business; unauthorized use of the Company’s intellectual property; claims by third parties that the Company’s software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; the Company’s ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; the Company’s ability to identify, pursue, and complete acquisitions with desired business results; a continuing increase in the number of larger customer transactions; the Company’s ability to efficiently integrate Frango and the ease in which Frango can be integrated; the existence of regulatory barriers to integration; and the Company’s ability to retain Frango personnel; as well as the risk factors discussed below and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

ABOUT COGNOS®

Cognos is a global leader in business intelligence (“BI”) and corporate performance management (“CPM”) software solutions. Our solutions help improve business performance by enabling effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Using our software, management believes that customers gain valuable insights that can be used to improve financial and operational performance, enhance customer satisfaction, reduce corporate response times and, ultimately, increase revenues and profits. Our integrated software solutions consist of our suite of BI components, analytical applications, and performance management applications.

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

OVERVIEW OF THE QUARTER

We delivered excellent results this quarter. We achieved strong revenue and earnings performance and we improved our operating margin and license revenue growth. In addition, during the quarter, we completed the acquisition of Frango, strengthening our financial applications solution.

Operating Performance

Revenue for the three-month period ended November 30, 2004 was $210.4 million, an increase of 22% from $172.2 million for the corresponding period last fiscal year. License revenue increased 26% to $91.6 million, compared with $72.6 million in the third quarter of fiscal 2004. The increase in revenue for the quarter is primarily attributable to increased sales of Cognos ReportNet and our Enterprise Planning series.

Our operating margin for the quarter ended November 30, 2004 was 19.9% compared to 17.9% a year ago. Net income for the three-month period ended November 30, 2004 was $34.5 million or $0.37 per share compared to net income of $24.2 million or $0.26 per share for the same period last year. The improvement in net income for the quarter can be attributed to the market acceptance of our product portfolio, the performance of our distribution channels and sales organization, the strength of our customer relationships, the quality of our support and services and our prudent expense management. This is evidenced by the increase in license revenue and overall improvement in operating results. Also contributing to the increase in net income was a lower effective tax rate.

We generated $38.3 million in cash flow from operations during the three-month period ended November 30, 2004. During the period, we expended $53.1 million for the purchase of Frango and $8.0 million to repurchase shares under the share repurchase program. We exited the quarter with $439.4 million in cash, cash equivalents, and short-term investments.

We signed fifteen contracts in excess of one million dollars during the quarter. In addition, the number of contracts greater than $200,000 and $50,000 increased by 34% and 24%, respectively, compared to the corresponding period last year. We believe this increase in the number of large contracts is evidence of the continuing growth and deepening strategic importance of CPM within our customers’ businesses and the trend towards standardization on a single BI platform.

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

The breadth of our solution and quality of our products is allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 68% of our license revenue came from existing customers in the three-month period ended November 30, 2004.

Acquisition of Frango

On September 29, 2004, we announced that we had successfully completed a tender offer for the capital stock of Frango, a Swedish company with global operations. Frango specializes in consolidation and financial reporting solutions.

We believe that Frango’s established customer base in Europe and Asia will assist us in growing in those strategic markets. We also believe that Frango’s consolidation and financial reporting products should further strengthen our product offering to the office of finance, a key entry point with our customers. We believe these products are proven and market-ready and we plan on introducing them to the American market early next fiscal year. The acquisition of Frango is also part of our broader corporate strategy of leading the CPM market.

Outlook for the fourth quarter

For the fourth quarter of fiscal 2005, we expect continued growth in our revenue and earnings. We believe that the trends towards standardization on one BI vendor and broader acceptance of CPM are evidenced by the growth in order size. We also believe that our leadership position in the BI and CPM market enables us to capitalize on these trends. We are making significant investments in sales related personnel, our partner channel and in marketing to take advantage of these factors.

Recent foreign exchange increases relative to the U.S. dollar, particularly the euro, U.K. pound and Canadian dollar, have favorably impacted revenue while at the same time unfavorably impacted our cost structure. Foreign exchange fluctuations going forward will continue to impact both revenues and costs.

We continue to focus on bringing innovative new products to market. We recently released Cognos Planning Series 7 version 3 which streamlines key financial and operational processes by providing component-based planning to link planning models in real-time across the global scope of the organization. We also recently introduced Cognos Controller 2.3 which is the first Cognos-branded offering from our acquisition of Frango. Cognos Controller offers sophisticated global consolidation and financial reporting capabilities. In addition, we entered into an OEM agreement with Composite Software to embed its Enterprise Information Integration (“EII”) software into Cognos ReportNet, thereby extending our open data strategy for our customers.

In fiscal 2006, we expect to release an upgrade to our Enterprise Business Intelligence Series that will continue to expand the deployment of our new platform.

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

Our valuation allowance pertains primarily to the net operating loss carryforwards resulting from acquisitions. In the event we were to subsequently determine that we would be able to realize deferred tax assets related to an acquisition in excess of the net purchase price allocated to those deferred tax assets, we would record a credit to goodwill.

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

Historically, our acquisitions have resulted in the recognition of significant amounts of goodwill and acquired intangible assets. In order to allocate a purchase price to these intangible assets and goodwill, we make estimates and judgments based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. In larger acquisitions, we typically use independent appraisals to assist us in determining the fair value of intangible assets. We also make estimates about the useful lives of the acquired intangible assets. Should different conditions prevail, we could incur write-downs of goodwill, write-downs of intangible assets, or changes in the estimation of useful lives of those intangible assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below under Impairment of Long-lived Assets. Prior to our adoption of SFAS 142, we amortized goodwill over 5 years using the straight-line method.

Intangible assets include acquired technology, contractual relationships, and trademarks and patents. Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of the software products acquired. Acquired technology is amortized over its estimated useful life on a straight-line basis. Contractual relationships represent contractual and separable relationships that we have with certain customers and partners that we acquired through acquisitions. These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows and are amortized over their estimated useful life. Trademarks and patents are initially recorded at cost. Cost includes legal fees and other expenses incurred in order to obtain these assets. They are amortized over their estimated useful life on a straight-line basis.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity’s expected losses or to receive a majority of the entity’s expected residual returns. The consolidation requirements apply to variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements became applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. We have determined that Cognos owns a minority interest in an undercapitalized distributor that qualifies as a variable interest entity. We adopted FIN 46 on May 31, 2004 for this variable interest entity created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. We have not yet determined which fair-value method or transitional provision we will follow. The impact on Cognos financial statements of applying one of the acceptable fair-value based method of accounting for stock options is disclosed in Note 3 of the Condensed Notes to the Consolidated Financial Statements.

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

The Board of Cognos considered this matter at length and concluded that it agrees unequivocally with the principle that all stock options, including those issued to non-executives, should be recorded as an expense on the Corporation’s income statement. As with any other major accounting policy, regulators first must develop uniform rules and guidance so that investors may make informed comparisons between Cognos and its industry peers. Comprehensive standards and uniform rules have now been issued in both the United States and Canada. As we report under both U.S. and Canadian accounting standards, changes to standards in both countries apply to Cognos.

In October 2003, the Canadian Institute of Chartered Accountants issued uniform rules relating to stock option expensing requiring Cognos to comply not later than the start of the current fiscal year. Cognos began expensing stock options in its Canadian GAAP financial statements in the fourth quarter of fiscal 2004, retroactive to the beginning of the fiscal year.

In December 2004, the FASB issued uniform rules relating to stock option expensing requiring companies to start expensing the fair-value of stock options in periods beginning after June 15, 2005. We are currently examining the different valuation methods and we will be expensing stock options no later than the third quarter of fiscal 2006 commencing on September 1, 2005. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

(000s, except per share amounts)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Revenue	$210,366	$172,227	$569,205	$480,971	22.1%	18.3%
Cost of revenue	37,660	31,096	106,008	89,417	21.1	18.6

Gross margin	172,706	141,131	463,197	391,554	22.4	18.3
Operating expenses	130,865	110,340	364,052	321,177	18.6	13.3

Operating income	$ 41,841	$ 30,791	$ 99,145	$ 70,377	35.9	40.9

Gross margin percentage	82.1%	81.9%	81.4%	81.4%
Operating margin percentage	19.9%	17.9%	17.4%	14.6%

Net income	$ 34,545	$ 24,248	$ 82,269	$ 54,797	42.5%	50.1%

Basic net income per share	$0.38	$0.27	$0.91	$0.61

Diluted net income per share	$0.37	$0.26	$0.89	$0.60

Revenue for the quarter ended November 30, 2004 was $210.4 million, a 22% increase from revenue of $172.2 million for the same quarter last year. Net income for the current quarter was $34.5 million, compared to net income of $24.2 million for the same quarter last year. Diluted net income per share was $0.37 for the current quarter, compared to diluted net income per share of $0.26 for the same quarter last year. Basic net income per share was $0.38 and $0.27 for the quarters ended November 30, 2004 and November 30, 2003, respectively.

Revenue for the nine months ended November 30, 2004 was $569.2 million, an 18% increase from revenue of $481.0 million for the same period last year. Net income for the current nine-month period was $82.3 million, compared to net income of $54.8 million for the same period last year. Diluted net income per share was $0.89 for the current nine-month period, compared to diluted net income per share of $0.60 for the same period last year. Basic net income per share was $0.91 and $0.61 for the nine-month periods ended November 30, 2004 and November 30, 2003, respectively.

Gross margin for the three months ended November 30, 2004 was $172.7 million, an increase of 22% over gross margin of $141.1 million for the same quarter last year. Gross margin percentage was 82% for both the quarters ended November 30, 2004 and November 30, 2003. Gross margin for the nine months ended November 30, 2004 was $463.2 million, an increase of 18% over gross margin of $391.6 million for the same period last year. Gross margin percentage for both the nine months ended November 30, 2004 and November 30, 2003 was 81%.

Total operating expenses for the quarter ended November 30, 2004 were $130.9 million, a 19% increase from operating expenses of $110.3 million for the same quarter last year. The operating margin for the quarter ended November 30, 2004 was 20% as compared to 18% for the corresponding quarter of the previous fiscal year. Total operating expenses for the nine months ended November 30, 2004 were $364.1 million, a 13% increase from operating expenses of $321.2 million for the same period last year. The operating margin for the nine months ended November 30, 2004 was 17% as compared to 15% for the same period last year.

On September 29, 2004 we acquired Frango, a Swedish company with global operations specializing in consolidation and financial reporting solutions. Frango’s operating results are included in our results from September 29, 2004 to November 30, 2004. Comparatively, the results for the three and nine months ended November 30, 2003 reflect operations prior to this acquisition. To that extent, our operations for the three and nine months ended November 30, 2004 are not identical to the operations for the comparative periods ended November 30, 2003. As Frango is fully integrated in our operations, we are not tracking its revenues, cost of revenues or operating expenses separately. Therefore, it is not practical to report separately on the effect of the acquisition on our revenues, cost of revenues, or operating expenses.

We believe the improvement in net income in the three and nine months ended November 30, 2004, as compared to the same periods in the previous fiscal year, reflects the market acceptance of our product portfolio, the performance of our distribution channels and sales organization, the strength of our customer relationships, the quality of our support and services and our prudent expense management. This is evidenced by the increase in license revenue and the overall improvement in operating results. Also contributing to the increase in net income was a lower effective tax rate.

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

Year-over-year Percentage Change in Revenue and Expenses

	Three Months Ended November 30, 2004 over 2003			Nine Months Ended November 30, 2004 over 2003

	Growth	Foreign Exchange	Net Change	Growth	Foreign Exchange	Net Change

Revenue	17.0%	5.1%	22.1%	13.5%	4.8%	18.3%
Cost of Revenue and Operating Expenses	13.2%	5.9%	19.1%	9.5%	5.0%	14.5%
Operating income	33.6%	2.3%	35.9%	37.0%	3.9%	40.9%

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue				Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%	22.1%	18.3%

Cost of revenue	17.9	18.1	18.6	18.6	21.1	18.6

Gross margin	82.1	81.9	81.4	81.4	22.3	18.3

Operating expenses
Selling, general, and administrative	48.6	49.9	49.7	51.5	18.9	14.2
Research and development	12.8	12.9	13.5	14.0	21.2	14.0
Amortization of intangible assets	0.8	1.2	0.8	1.3	(21.0)	(29.0)

Total operating expenses	62.2	64.0	64.0	66.8	18.6	13.3

Operating income	19.9	17.9	17.4	14.6	35.9	40.9
Interest expense	0.0	(0.3)	0.0	(0.2)	(96.0)	(88.5)
Interest income	0.9	0.5	0.9	0.8	95.8	43.0

Income before taxes	20.8	18.1	18.3	15.2	40.1	42.5
Income tax provision	4.4	4.0	3.8	3.8	31.8	19.7

Net income	16.4%	14.1%	14.5%	11.4%	42.5%	50.1%

REVENUE

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Product License	$ 91,580	$ 72,551	$233,012	$192,586	26.2%	21.0%
Product Support	81,031	68,676	231,974	198,965	18.0	16.6
Services	37,755	31,000	104,219	89,420	21.8	16.6

Total Revenue	$210,366	$172,227	$569,205	$480,971	22.1	18.3

Our total revenue was $210.4 million for the quarter ended November 30, 2004, an increase of $38.1 million or 22%, compared to the quarter ended November 30, 2003. Our total revenue was $569.2 million for the nine months ended November 30, 2004, an increase of $88.2 million or 18%, compared to the nine months ended November 30, 2003.

Our total revenue was derived primarily from our suite of BI products, principally Cognos ReportNet, Web versions of PowerPlay® and Impromptu® and the Cognos Enterprise Planning Series which includes Cognos Planning, Cognos Finance and the new Cognos Controller product acquired through the acquisition of Frango. Contributing to a lesser extent were Cognos Metrics Manager, DecisionStream™, Cognos Visualizer, Cognos Analytic Applications, and NoticeCast®.

Industry Trends and Geographic Information

We believe that enterprise-wide deployment of BI products is the trend in the industry as companies standardize on one BI platform across their organizations. An emerging trend in the market for BI is the growing demand for pre-packaged solutions that shorten time to implementation and results. Our analytic applications (Cognos Planning, Cognos Finance, Cognos Controller, and Cognos Analytical Applications) address this trend as they extend the value of investments in Enterprise Resource Planning (“ERP”) and other operational systems.

We are seeing an increase in the number of large contracts, and the strengthening of our relationships with some of the world’s largest companies and our strategic partners. During the quarter, we signed fifteen contracts in excess of one million dollars. The number of contracts greater than $200,000 has increased to 127 in the third quarter of fiscal 2005, up 34% from the same period one year ago and the number of contracts greater than $50,000 has increased 24% to 709 over the same period. For the nine months ended November 30, 2004, the number of contracts greater than $200,000 and $50,000 has increased 35% and 24%, respectively. Average order size for contracts greater than $15,000 for the quarter ended November 30, 2004 was approximately $93,000, an increase of 7% from approximately $87,000 for the same quarter last year. For contracts greater than $50,000, the average order size for the three months ended November 30, 2004 was approximately $183,000, up 5% from approximately $174,000 last fiscal year. We believe that this growth in order size is another indication that we are positioned to capitalize on the trend towards standardization on a single BI platform.

While we are seeing signs of an improving market as evidenced by the increased number of large transactions, these larger transactions are also subject to longer buying cycles as they typically require greater scrutiny and longer decision cycles by our customers.

The breadth of our solution is allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 68% of our license revenue came from existing customers in the three-month period ended November 30, 2004.

The overall change in total revenue from our three revenue categories in the quarter ended November 30, 2004 from November 30, 2003 was as follows: a 26% increase in product license revenue, an 18% increase in product support revenue, and a 22% increase in services revenue. The change for the same categories for the nine months was as follows: 21%, 17%, and 17%, respectively.

The following table sets out, for each fiscal period indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal year.

Revenue by Geography

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

The Americas	$121,503	$ 96,079	$336,573	$282,365	26.5%	19.2%
Europe	69,308	58,838	182,250	153,340	17.8	18.9
Asia/Pacific	19,555	17,310	50,382	45,266	13.0	11.3

Total	$210,366	$172,227	$569,205	$480,971	22.1	18.3

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Three months ended November 30,		Nine months ended November 30,

	2004	2003	2004	2003

The Americas	57.8%	55.8%	59.1%	58.7%
Europe	32.9	34.2	32.0	31.9
Asia/Pacific	9.3	10.0	8.9	9.4

Total	100.0%	100.0%	100.0%	100.0%

The growth rates of our revenue in Europe, Asia/Pacific and, to a much lesser extent, in the Americas, were affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the three and nine months ended November 30, 2004 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	Three Months Ended November 30, 2004 over 2003			Nine Months Ended November 30, 2004 over 2003

	Growth	Foreign Exchange	Net Change	Growth	Foreign Exchange	Net Change

The Americas	25.1%	1.4%	26.5%	18.3%	0.9%	19.2%
Europe	7.2%	10.6%	17.8%	8.5%	10.4%	18.9%
Asia/Pacific	7.0%	6.0%	13.0%	3.1%	8.2%	11.3%
Total	17.0%	5.1%	22.1%	13.5%	4.8%	18.3%

Our growth rate in Europe for the three and nine months ended November 30, 2004 reflects growth across the region. Since revenue from Asia/Pacific represents a lower percentage of our total revenue, larger transactions can have a greater influence on revenues in that region. As indicated by the above table, the weakening of the U.S. dollar in relation to various currencies in Europe and Asia/Pacific positively impacted the growth rates in those regions for the three and nine-month periods ended November 30, 2004. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenues in the future.

Product License Revenue

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Product license revenue	$91,580	$72,551	$233,012	$192,586	26.2%	21.0%
Percentage of total revenue	43.5%	42.1%	40.9%	40.0%

Product license revenue was $91.6 million in the quarter ended November 30, 2004, an increase of $19.0 million or 26% from the quarter ended November 30, 2003; and was $233.0 million for the nine months ended November 30, 2004, an increase of $40.4 million or 21% compared to the corresponding period in the prior fiscal year. The increase in product license revenue during the three and nine months ended November 30, 2004 as compared to the same periods in the prior year reflects the market’s acceptance of Cognos ReportNet and our Enterprise Planning Series. License revenue growth rates for the three and nine months ended November 30, 2004 were positively affected by the favorable impact of exchange rates (principally European exchange rates), relative to the U.S. dollar. Product license revenue accounted for 44% of total revenue in the three months ended November 30, 2004 compared to 42% for the corresponding quarter in the prior fiscal year. For the nine months ended November 30, 2004 and November 30, 2003, product license revenue represented 41% and 40% of total revenue, respectively.

We license our software through our direct sales force and value-added resellers, system integrators, and OEMs. Direct sales accounted for approximately 74% and 70% of our license revenue for the third quarter of fiscal 2005 and 2004, respectively.

We believe that a direct sales force is an effective way of building long term relationships with our customers. In addition, as enterprise-wide deployments become more important, we believe that the relationships we have built with systems integrators over the past few years along with our direct sales force will help us succeed in the large enterprise market as the role of systems integrators in large standardization environments is increasing. We are also expending resources developing our indirect sales activities in order to have coverage in every market. We will continue to commit management time and financial resources to developing relationships with system integrators and direct and indirect international sales and support channels.

Product Support Revenue

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Product support revenue	$81,031	$68,676	$231,974	$198,965	18.0%	16.6%
Percentage of total revenue	38.5%	39.9%	40.8%	41.4%

Product support revenue was $81.0 million in the quarter ended November 30, 2004, an increase of $12.4 million or 18% from the quarter ended November 30, 2003; and was $232.0 million in the nine months ended November 30, 2004, an increase of $33.0 million or 17% compared to the corresponding period in the prior fiscal year. The increase in the dollar amounts was the result of the strong rate of renewal of support contracts and the expansion of our customer base. Also contributing to the increase in product support revenue for the quarter and the nine months ended November 30, 2004 was the impact of exchange rate fluctuations.

Product support revenue accounted for 39% and 40% of our total revenue in the quarters ended November 30, 2004 and November 30, 2003, respectively, and was 41% of total revenue in both the nine months ended November 30, 2004 and November 30, 2003.

Services Revenue

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Services revenue	$37,755	$31,000	$104,219	$89,420	21.8%	16.6%
Percentage of total revenue	17.9%	18.0%	18.3%	18.6%

Services revenue (training, consulting, and other revenue) was $37.8 million in the quarter ended November 30, 2004, an increase of $6.8 million or 22% from the quarter ended November 30, 2003; and was $104.2 million in the nine months ended November 30, 2004, an increase of $14.8 million or 17% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 18% of our total revenue for both the three months ended November 30, 2004 and 2003. For the nine months ended November 30, 2004 and 2003, services revenue represented 18% and19% of total revenue, respectively.

The increase for the three months ended November 30, 2004 was primarily attributable to an increase in consulting revenue. For the nine months ended November 30, 2004, the increase was primarily attributable to education due to the demand for Cognos ReportNet and Enterprise Planning training. Exchange rate fluctuations also had a favorable impact on services revenue for the quarter.

COST OF REVENUE

Cost of Product License

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004		Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Cost of product license	$578	$1,121	$1,745	$3,338	(48	.4)%	(47	.7)%
Percentage of license revenue	0.6%	1.5%	0.7%	1.7%

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software.

The cost of product license revenue was $0.6 million, a decrease of $0.5 million or 48% in the quarter ended November 30, 2004, and was $1.7 million, a decrease of $1.6 million, also 48%, in the nine months ended November 30, 2004 compared to the corresponding periods in the prior fiscal year. These costs represented 1% of product license revenue for the three and nine months ended November 30, 2004, as compared to 2% of product license revenue for both comparative periods in the prior fiscal year. The decrease in these costs for the three months ended November 30, 2004 was the result of decreases in royalties as certain royalty agreements have ended and the decrease for the nine months ended November 30, 2004 is attributable to a reduction in royalties as well as a reduction in materials and distribution costs.

Cost of Product Support

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Cost of product support	$8,508	$7,051	$22,757	$20,793	20.7%	9.4%
Percentage of support revenue	10.5%	10.3%	9.8%	10.5%

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases.

The cost of product support revenue was $8.5 million, an increase of $1.5 million or 21% in the quarter ended November 30, 2004, and was $22.8 million, an increase of $2.0 million or 9% in the nine months ended November 30, 2004 compared to the corresponding periods in the prior fiscal year.

The cost of product support represented 10% of total product support revenue for the three and nine months ended November 30, 2004, as well as the corresponding periods last fiscal year. The increase in the cost of product support is the result of increases in staff related costs, significant shipments to supported customers of Cognos Series 7 version 3, and the unfavorable impact of foreign currency fluctuations relative to the U.S. dollar, partially offset by a decrease in royalties. The average number of employees within the support organization increased 7% and 5% in the three and nine months ended November 30, 2004, respectively, as compared to the same periods last fiscal year.

Cost of Services

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Cost of services	$28,574	$22,924	$81,506	$65,286	24.6%	24.8%
Percentage of services revenue	75.7%	73.9%	78.2%	73.0%

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products.

The cost of services was $28.6 million, an increase of $5.6 million or 25% in the quarter ended November 30, 2004 and was $81.5 million, an increase of $16.2 million or 25% in the nine months ended November 30, 2004 compared to the corresponding periods in the prior fiscal year. The cost of services represented 76% and 78% of services revenue for the three and nine months ended November 30, 2004, respectively, as compared to 74% and 73% for the corresponding periods in the prior fiscal year.

The increase in cost of services is primarily the result of increases in costs for services purchased externally. Subcontractors are engaged to supplement Cognos employees. While we intend to hire in this area, we will continue to fill any gaps in delivery by engaging subcontractors. Staff related costs and exchange rate fluctuations also had an unfavorable impact on cost of services during the three and nine months ended November 30, 2004. The average number of employees within the services organization increased 6% and 3% in the three and nine months ended November 30, 2004, respectively, as compared to the same periods last year.

OPERATING EXPENSES

Selling, General, and Administrative

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Selling, general, and administrative	$102,206	$85,959	$282,945	$247,692	18.9%	14.2%
Percentage of total revenue	48.6%	49.9%	49.7%	51.5%

Selling, general, and administrative (“SG&A”) expenses include staff related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs.

SG&A expenses were $102.2 million, an increase of $16.2 million or 19% in the quarter ended November 30, 2004, and were $282.9 million, an increase of $35.3 million or 14% in the nine months ended November 30, 2004 compared to the corresponding periods in the prior fiscal year. These costs represented 49% and 50% of total revenue for the three and nine months ended November 30, 2004, respectively, as compared to 50% and 51% for the corresponding periods in the prior fiscal year.

The increase in these expenses, in dollar terms, in the three and nine months ended November 30, 2004 was primarily the result of increases in staff related costs resulting from increases in salaries, bonuses and commissions as well as associated benefits as compared to the same periods last fiscal year. SG&A expenses were also unfavorably impacted by the effect of other foreign currencies relative to the U.S. dollar. The average number of employees within selling, general, and administrative increased by 9% and 4% in the three and nine months ended November 30, 2004, when compared to the corresponding periods in the prior fiscal year.

Research and Development

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Research and development	$26,987	$22,265	$76,694	$67,273	21.2%	14.0%
Percentage of total revenue	12.8%	12.9%	13.5%	14.0%

Research and development (“R&D”) expenses are primarily staff related costs attributable to the design and enhancement of existing products along with the creation of new products.

R&D costs were $27.0 million, an increase of $4.7 million or 21% in the quarter ended November 30, 2004, and were $76.7 million, an increase of $9.4 million or 14% for the nine months ended November 30, 2004 compared to the corresponding periods in the prior fiscal year. The increase for the three and nine months ended November 30, 2004 was the result of increases in staff related costs and the unfavorable impact of other foreign currencies relative to the U.S. dollar. R&D costs were 13% of revenue for both the three and nine months ended November 30, 2004 as compared to 13% and 14% of revenue, respectively, for the corresponding periods in the prior fiscal year. The average number of employees within R&D increased by 3% and 1% for the three and nine months ended November 30, 2004, respectively, when compared to the corresponding periods of the prior fiscal year.

We continue to invest significantly in R&D activities for our next generation of BI solutions which are the foundation of our CPM vision. In the upcoming year, we expect to release an upgrade to our Enterprise Business Intelligence Series that will continue to expand the deployment of our new platform.

We are currently focusing on bringing innovative new products to market. We have recently released Cognos Planning Series 7 version 3 which streamlines key financial and operational processes by providing component-based planning to link planning models in real-time across the global scope of the organization. We also recently introduced Cognos Controller 2.3 which is the first Cognos-branded offering from our acquisition of Frango. Cognos Controller offers sophisticated global consolidation and financial reporting capabilities. In addition, we entered into an OEM agreement with Composite Software to embed its Enterprise Information Integration (“EII”) software into Cognos ReportNet thereby extending our open data strategy for our customers.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs would be amortized over a period not exceeding 36 months. No costs were deferred in the three and nine months ended November 30, 2004 and November 30, 2003. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Intangible Assets

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004		Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Amortization of intangible assets	$1,672	$2,116	$4,413	$6,212	(21	.0)%	(29	.0)%

Amortization of intangible assets was $1.7 million, a decrease of $0.4 million or 21% for the quarter ended November 30, 2004 and was $4.4 million, a decrease of $1.8 million or 29% for the nine months ended November 30, 2004 compared to the corresponding periods in the prior fiscal year. The decrease in this expense in the three and nine months ended November 30, 2004 was due to certain intangible assets being fully amortized, partially offset by the amortization of the intangible assets acquired through our purchase of Frango.

Interest Income and Expense

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Net interest income	$1,887	$423	$4,993	$2,685	346.1%	86.0%

Net interest income was $1.9 million, an increase of $1.5 million or 346% in the quarter ended November 30, 2004 and was $5.0 million, an increase of $2.3 million or 86% in the nine months ended November 30, 2004 compared to the corresponding periods in the prior fiscal year. The increase during the three and nine months ended November 30, 2004 was primarily attributable to an increase in the average portfolio size as compared to the corresponding periods in the prior fiscal year. Also contributing to the period over period increase was higher interest expense in the corresponding periods last year as a result of interest charges on tax assessments we received during the quarter for prior years.

Income Tax Provision

($000s)					Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2003 to 2004	Nine months ended November 30, 2003 to 2004

	2004	2003	2004	2003

Tax expense	$9,183	$6,966	$21,869	$18,265	31.8%	19.7%
Effective tax rate	21.0%	22.3%	21.0%	25.0%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three and nine months ended November 30, 2004, we recorded an income tax provision of $9.2 million and $21.9 million, respectively, representing an effective income tax rate of 21%. Comparatively, in the three and nine months ended November 30, 2003, we recorded an income tax provision of $7.0 million and $18.3 million, respectively, representing an effective income tax rate of 22% and 25%, respectively. The effective tax rate decreased as compared to the corresponding periods last year but increased compared to the effective tax rate of 16% for the full fiscal year 2004. This is due primarily to higher investment tax credits (“ITCs”) in fiscal 2004 compared to fiscal 2005. The increased amount of ITCs for fiscal 2004 resulted from changes in government administrative practices regarding the type of expenses eligible for ITCs and, last year, we were able to claim an amount not only for fiscal 2004 but for prior years as well. In fiscal 2005, only current year ITCs can be claimed.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at November 30, 2004	As at February 29, 2004	Percentage Change

Cash and cash equivalents	$313,937	$224,830	39.6%
Short-term investments	125,430	163,411	(23.2)

Cash, cash equivalents, and short-term investments	$439,367	$388,241	13.2
Working capital	299,157	259,502	15.3

($000s)	Nine months ended November 30,		Percentage Change Nine months ended November 30,

	2004	2003	2003 to 2004

Net cash provided by (used in):
Operating activities	$ 100,827	$ 61,452	64.1%
Investing activities	(24,298)	(90,805)	(73.2)
Financing activities	4,665	24,744	(81.1)

	As at November 30, 2004	As at November 30, 2003

Days sales outstanding (DSO)	61	62

Cash, Cash Equivalents, and Short-term Investments

As of November 30, 2004, we held $439.4 million in cash, cash equivalents, and short-term investments, an increase of $51.1 million from February 29, 2004. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits and banker’s acceptances issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

Management groups cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Working Capital

Working capital represents our current assets less our current liabilities. As of November 30, 2004, working capital was $299.2 million, an increase of $39.7 million from February 29, 2004. The increase can be attributed to higher levels of cash, cash equivalents, and short-term investments and a decrease in deferred revenue. Partially offsetting this increase were decreases in accounts receivable and higher levels of accounts payable, accrued charges, salaries, commissions, and related items, and income taxes payable.

Days sales outstanding (DSO) was 61 days at November 30, 2004 as compared to 62 days as at November 30, 2003. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at November 30, 2004 and February 29, 2004, we had no long-term liabilities.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the nine months ended November 30, 2004 was $100.8 million, an increase of $39.4 million compared to the comparative period last year. The increase is attributable to higher net income and strong accounts receivable collections partially offset by a decrease in deferred revenue.

Cash Used In Investing Activities

Cash used in investing activities was $24.3 million for the nine months ended November 30, 2004, a decrease of $66.5 million compared to the comparative period last year. During the nine months ended November 30, 2004, we used $49.7 million net of cash and cash equivalents acquired to purchase the outstanding shares of Frango as discussed below. In addition, during the nine months ended November 30, 2004, we spent $12.0 million on fixed asset additions as compared to $17.3 million in the corresponding period last year. The additions for both periods related primarily to computer equipment and software, office furniture and leasehold improvements. These expenditures in fiscal 2005 were offset by a decrease in our net investment in short-term investments. In the nine months ended November 30, 2004, our proceeds on maturity of short-term investments, net of purchases, were $38.1 million. In comparison, during the nine months ended November 30, 2003, our purchases of short-term investments were in excess of our maturities of short-term investments by $72.0 million.

Acquisition of Frango

On September 29, 2004, we announced that we had successfully completed a tender offer for the capital stock of Frango, a Swedish company with global operations. Frango specializes in consolidation and financial reporting solutions. Cognos acquired Frango primarily to add Frango’s consolidation and financial reporting software to its product suite and also to access Frango’s workforce and distribution channels in Europe and Asia. The acquisition of Frango further strengthens our product offering to the office of finance, a key entry point with our customers. The aggregate purchase consideration was approximately $53.1 million paid in cash. Direct costs associated with the acquisition were approximately $1.9 million.

An independent appraisal valued the in-process research and development at an immaterial amount, and therefore the purchase of Frango did not involve the write-off of any in-process research and development.

Based on an independent appraisal, $8.8 million of the purchase price was allocated to intangible assets, subject to amortization. Of this amount, $7.0 million was allocated to acquired technology and $1.8 million was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for the acquired technology is five years whereas the amortization period for the contractual relationships is approximately eight years. In the allocation of purchase price, $50.6 million was assigned to goodwill. This represents the excess of the purchase price paid for Frango over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing, in accordance with our accounting policy.

Cash Provided by Financing Activities

Cash provided by financing activities was $4.7 million for the nine months ended November 30, 2004, a decrease of $20.1 million compared to the same period last year. We issued 1,727,000 common shares, valued at $32.8 million, during the nine months ended November 30, 2004, compared to the issuance of 1,769,000 shares valued at $27.0 million during the corresponding period in the prior fiscal year. The issuance of shares in both periods was pursuant to our stock purchase plan and the exercise of stock options by employees and officers.

We paid $28.2 million during the nine months ended November 30, 2004 to repurchase 814,000 shares on the open market, 804,000 of which were under our share repurchase program and 10,000 under our restricted share unit plan. Comparatively, we repurchased 21,000 shares for $0.6 million during the nine-month period ended November 30, 2003 all of which were under our restricted share unit plan.

In October 2004, the share repurchase program adopted in October 2003 expired. We renewed the program which enables us to purchase not more than 5% of the issued and outstanding common shares of Cognos to a maximum of $50,000,000. The new program is effective from October 9, 2004 to October 8, 2005. Purchases can be made on the Nasdaq Stock Market or the Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. This program does not commit us to make any share repurchases. All repurchased shares are cancelled.

Contracts and Commitments

We have an unsecured credit facility which is provided to us at no cost. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $12.5 million (U.S.$10.5 million), subject to certain covenants. As of November 30, 2004 and 2003, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

In connection with the acquisition of Adaytum, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 90 employees of Adaytum, accruals for vacating leased premises of Adaytum and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. During the nine months ended November 30, 2004, the total cash payments made in relation to the accrual were $0.8 million, and cash payments remaining at November 30, 2004 were $3.7 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be settled during fiscal 2005. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

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

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies. The BI market may continue to consolidate by merger or acquisition. If one or more of our competitors merges or partners with another of our competitors or if we were to become the subject of an unsolicited acquisition initiative by another enterprise, any such change in the competitive landscape could adversely affect our ability to compete. As well, competition may increase by the entry or expansion of other software vendors into this market. These competitors may have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. New product announcements or introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

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

As our business evolves toward larger transactions at the enterprise level, the presence or absence of one or more of these large transactions in a particular period may have a material upwards or downwards effect on the revenue estimates in that period. These significant transactions require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. These factors combine to lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter its purchasing requirements. The sales effort and service delivery scope for larger transactions also place additional execution strain on our existing personnel. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods.

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

Natural or other disasters and hostilities or terrorist attacks may disrupt our operations.

Natural or other disasters and hostilities or terrorist attacks may disrupt our operations or those of our customers, distributors, and suppliers, which could adversely affect our business, financial condition, or results of operations. The threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license revenue and have an adverse effect on our business, financial condition, or results of operations.

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

The FASB and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than at present. For example, beginning in the first interim period after June 15, 2005, a new FASB pronouncement will require us to expense the fair value of stock options. As a result, we will likely report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact on Cognos’ current financial statements of applying a fair value method of accounting for stock options is disclosed in Note 3 of the Condensed Notes to the Consolidated Financial Statements.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and nine months ending November 30, 2004, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of November 30, 2004, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately two to three percent.

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

b)	Changes in internal control over financial reporting

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares or Dollar Value of Shares that May Yet Be Purchased Under the Plan

				Restricted Share Unit Plan (# of shares)	Share Repurchase Program

September 1 to September 30, 2004	Nil	Nil	Nil	1,961,500	$20,448,000
October 1 to October 31, 2004	186,500	$36.53	186,500	1,961,500	$46,807,000
November 1 to November 30, 2004	30,000	$38.42	30,000	1,961,500	$45,654,648

Total	216,500	$36.79	216,500

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos up to an aggregate of 2,000,000 restricted share units. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit can be exchangeable for one common share of Cognos. The common shares for which the restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by Cognos. This plan terminates on September 30, 2005. During the quarter ended November 30, 2004, Cognos did not repurchase any shares under the restricted share unit plan.

On October 7, 2003, Cognos announced that it had adopted a stock repurchase program authorizing the repurchase of up to 4,468,639 common shares (not more than 5% of the common shares outstanding on that date) up to a maximum of $50,000,000 between October 9, 2003 and October 8, 2004 (the “2003 Stock Repurchase Program”). During the quarter ended November 30, 2004, Cognos repurchased 100,000 shares at an average price of $36.20 under the 2003 Stock Repurchase Program.

On October 6, 2004, Cognos announced that it had adopted a stock repurchase program authorizing the repurchase of up to 4,530,256 common shares (not more than 5% of the common shares outstanding on that date) up to a maximum of $50,000,000 between October 9, 2004 and October 8, 2005 (the “2004 Stock Repurchase Program”). During the quarter ended November 30, 2004, Cognos repurchased 116,500 shares at an average price of $37.30 under the 2004 Stock Repurchase Program. As described above, the balance of the shares repurchased by Cognos during the quarter ended November 30, 2004 were repurchased pursuant to the 2003 Stock Repurchase Program.

Item 6.	Exhibits

a)	Exhibits
	3.1	Articles of Incorporation and Amendments thereto (incorporated by reference to Exhibit 3.1 of Cognos’ Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1(i) of Cognos’ Form 10-Q filed for the quarter ended May 31, 2004)
	3.2	By-Laws of Cognos (incorporated by reference to Exhibit 3.2 of Cognos’ Form 10-K filed for the year ended February 28, 1997)
	10.26	Employment Agreement for Robert G. Ashe dated October 25, 2004 (filed as Exhibit 99.1 to Report on Form 8-K filed on October 29, 2004)
	10.27	FY05 Compensation Plan for Robert G. Ashe
	10.28	Employment Agreement for Tom Manley dated October 25, 2004 (filed as Exhibit 99.2 to Report on Form 8-K filed on October 29, 2004)
	10.29	FY05 Compensation Plan for Tom Manley
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
	99.1	Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles
	99.2	Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

January 6, 2005	/s/ Tom Manley

Date	Tom Manley
Senior Vice President, Finance &
Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting
Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

10.27	FY05 Compensation Plan for Robert G. Ashe	55

10.29	FY05 Compensation Plan for Tom Manley	57

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	59

	31.2Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	60

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	61

99.1	Selected Consolidated Financial Statements and Notes in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles	62-74

99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement	75-77