Form 10-K
period 2005-02-28
COGNOS INC
filed 2005-04-29
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended FEBRUARY 28, 2005

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

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares on the Nasdaq National Market on August 31, 2004, the last business day before the end of our second quarter of fiscal 2005, was approximately US$2,859,000,000.

As of April 15, 2005, 91,323,640 Common Shares, without nominal or par value, were outstanding.

continued….

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission and Canadian Securities regulators in connection with the solicitation of proxies for the Corporation’s Annual and Special Meeting of Shareholders to be held June 23, 2005 are incorporated by reference into Part III of this Form 10-K.

REPORTING CURRENCY

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

TRADEMARKS

Cognos, the Cognos logo, Cognos Axiant, Impromptu, NoticeCast, PowerHouse, PowerPlay, and ReportNet are trademarks or registered trademarks of Cognos Incorporated in the United States and/or elsewhere. All other trademarks or trade names referenced in this annual report on Form 10-K are the property of their respective owners.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	1-13
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	98-101

Signatures		102

PART I

ITEM 1.    BUSINESS

OVERVIEW

Cognos Incorporated (“Cognos” or the “Corporation”), a Canadian corporation founded in 1969, is a global leader in business intelligence (“BI”) and corporate performance management (“CPM”) software solutions. Our solutions help improve business performance by enabling planned performance management, supported by effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Management believes that, using our software, customers can plan and manage the performance of all aspects of their business and gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, and accelerate corporate response times, all with a view to increasing revenues and profits. Our integrated solutions consist of our suite of BI components, performance management applications, and analytical applications.

In fiscal 2005, we continued to invest in our BI solutions which are the foundation of our CPM vision. In July 2004, we shipped Cognos ReportNet™ 1.1, our enterprise reporting software that provides coverage for both production and business reporting as well as Cognos Metrics Manager 2.2, our next-generation scorecarding software for metrics management and interactive scorecarding. In August 2004, we shipped PowerPlay 7.3, our multidimensional exploration and analysis software, and Impromptu Web Reports 7.3 and Cognos Query 7.3, our pre-existing reporting and ad hoc query products. In December 2004, we released version 2.0 of our analytic applications. Also in December 2004, we announced an exclusive original equipment manufacturer (“OEM”) agreement with, and minority investment in, Composite Software Inc. (“Composite”) to enhance the performance of Cognos ReportNet.

We also continued to invest in our performance management applications. In September 2004, we completed the acquisition of Frango AB (“Frango”), a leader in financial consolidation and reporting solutions headquartered in Stockholm, Sweden. In December 2004, we announced the availability of Cognos Planning Series 7 Version 3, our solution for planning, budgeting, and forecasting.

Our customers can strategically apply our software solutions across their extended enterprise to address their need for CPM. By allowing timely analysis of data from disparate systems, CPM enables organizations to measure execution against business strategy to determine whether the two are aligned at all levels. Our solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, consolidation, reporting, analysis, and scorecarding products.

Our integrated solutions provide a scalable and secure web-based environment that is easy to use and deploy across the extended enterprise, which includes the organization, its customers, suppliers, and partners. The component-based nature of our software allows customers to purchase functionality that fits their particular needs and allows them to easily expand their capabilities as required.

We focus on developing direct relationships with Global 3500 companies and large public sector organizations. Our direct sales force generated approximately 75% of our software license revenue for our fiscal year ended February 28, 2005. At year end, we had 60 sales offices in 23 countries. In addition, we offer our customers a broad range of support and consulting services aimed at providing the highest level of customer satisfaction.

We have an extensive and expanding global customer base with over 23,000 customers located in more than 135 countries. In fiscal 2005, we had total revenue of $825.5 million, of which approximately 58% was derived from sales in the Americas, 33% from sales in our Europe Region, and 9% from sales in our Asia/Pacific Region. For financial information about geographic areas, see Note 14 Segmented Information in the Notes to the Consolidated Financial Statements contained in Item 8.

PRODUCTS

Our integrated solutions consist of our suite of BI components, performance management applications, and analytical applications. These components are supported by software services for administration, deployment, integration, and extraction, transformation, and loading (“ETL”).

BI Components

Our BI solution is comprised of highly-scalable, component-based software that facilitates all BI activities, including reporting, query, analysis, visualization, and event management across the extended enterprise. Our BI components are based on proprietary applications which offer the following functions:

Query & Reporting.    Cognos ReportNet, built on a state of the art architecture, is our next-generation web-based query and reporting product that has been developed to specifically satisfy all enterprise reporting requirements. It delivers production reports such as invoices and statements as well as ad hoc query, managed reports, and a broad range of business reports. This new architecture is designed to provide high scalability and openness, integrating with and leveraging customers’ existing infrastructure. It is based on industry standards, such as extensible markup language (“XML”), simple object access protocol (“SOAP”), and web services description language (“WSDL”) and is the foundation for future solution component releases. In July 2004, we shipped Cognos ReportNet 1.1 with new user and administrative functionality. In December 2004, we announced an exclusive OEM agreement with Composite to leverage their technology for Cognos ReportNet.

Our pre-existing reporting component is Impromptu® Web Reports. Customers can author, manage, and broadcast sales results, inventory figures, financial updates, and other regularly scheduled reports that are distributed to a large web-based community of users. Reports can be rendered and viewed by users in a variety of outputs, such as CSV, Excel, or Adobe PDF files.

Our pre-existing query component, Cognos Query, presents users with a simple view of various databases, allowing them to quickly and easily navigate corporate data. This product allows users to run pre-defined queries or build ad hoc queries. The software uses hyperlinks to allow users to jump from query to query to see related information, such as customer details, sales orders, or detailed records.

Customers can continue to purchase Impromptu Web Reports and Cognos Query. We continue to update Impromptu Web Reports and Cognos Query to reflect the changing requirements of our large customer base. In August 2004, we shipped Impromptu Web Reports 7.3 and Cognos Query 7.3, with customer driven enhancements. For customers wanting to migrate their existing Impromptu Web Reports and Cognos Query reporting applications to Cognos ReportNet, we offer service packages and migration tools. From a licensing perspective, we have developed a migration program that enables supported customers to license Cognos ReportNet at a discount.

Analysis.     Our analysis component is Cognos PowerPlay®, which delivers on-line analytical process (“OLAP”) reporting and analysis. Users can perform their own ad hoc analysis by investigating, in any combination and at any level, the critical success factors that drive their business. PowerPlay’s single application component architecture allows organizations to deploy and manage OLAP from a central point of control. Through the web, Windows, or Excel, users are able to access multidimensional data and use PowerPlay for analysis and reporting. Users can manipulate information by “drilling down” through layers of summary information in successively greater levels of detail and can present the information in multiple graphical displays. Cognos PowerPlay 7.3, released in August 2004, includes new web-based functionality to expand the users’ ability to analyze information. It is fully integrated with Cognos ReportNet and uses the same user interface standards for a seamless user experience across our BI components.

Visualization.     With our visualization component, Cognos Visualizer 7.3 which shipped in August 2004, users can see complex business relationships and the interplay between factors that drive a company’s business. This web-based component delivers advanced visualization graphics, Six Sigma charts, animation, and mapping for stand-alone use and for embedding in Cognos BI applications such as Cognos ReportNet dashboards.

Event Management.    Our event management component is Cognos NoticeCast®. Cognos NoticeCast 7.3, which shipped in August 2004, can monitor changes to time critical content and then send an email notification to users. Users can define alert criteria themselves to monitor events such as changes in key performance indicators and operational data, and updates to reports. Along with the notification, users receive BI content that gives context to decision-making.

Performance Management Applications

In our solution for CPM, we offer products that address the need for organizations to link reporting and analysis to organizational goals and strategies. These applications span company functions and processes and define the parameters for performance in scorecards, plans, and budgets. They also help structure, automate, and control processes that relate to governance and compliance such as consolidation and financial reporting.

Scorecarding.     In July 2004, we shipped Cognos Metrics Manager 2.2 which brought new functionality to our next generation scorecarding and metrics management software. With Cognos Metrics Manager, users can view and interact with scorecards that contain key performance metrics and can analyze each metric individually in order to understand the drivers of performance. By linking the company’s strategy and goals to execution through metrics, users get a clear picture of the performance of the whole business. In addition, metrics are linked to the BI layer for further reporting and analysis.

Planning, Budgeting, and Forecasting.    In August 2004, we released the Excel Add-in for Cognos Planning and in December 2004, we launched Cognos Planning Series 7 Version 3 with additional customer-driven functionality, technical enhancements, and further interoperability with our enterprise BI solution. Cognos Planning delivers budgeting, planning, forecasting, and the related financial reporting in one solution to help customers drive, monitor, and report on financial performance. Cognos Planning includes:

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

The solution enables business and financial managers to collaborate to define the scope of their plan, including restructuring and re-organizing, using zero-based budgeting or providing a starting point based on the previous year’s trends, as well as providing up-to-date forecasts. Managers can collaborate and delegate planning details to lower-level managers to receive a complete and detailed operational and financial view, making the process of gathering information and distributing it to relevant stakeholders easy to administer. In addition, the solution integrates up-to-date data when available from other systems with user-supplied forecasts and the overall enterprise plan.

Financial Consolidation.    In September 2004, we completed the acquisition of Frango, a leader in financial consolidation and reporting solutions headquartered in Stockholm, Sweden. Frango Controller, the company’s flagship global financial consolidation product, was enhanced by subsequent development and renamed Cognos Controller. Cognos Controller 2.3 shipped in December 2004 and helps customers structure, automate, and control the statutory, financial and management reporting process. The consolidation environment handles multiple reporting and consolidation standards such as U.S. Generally Accepted Accounting Principles (“GAAP”) and International Accounting Standards (IAS and IFRS); intercompany elimination and reconciliation; multicurrency translation; complex ownership calculations and financial consolidation rules. In addition, Cognos Controller offers packaged application functionality that dramatically reduces customer-specific customization, calculation scripting, and report creation.

Our pre-existing consolidation component, Cognos Finance, presents users with an all-in-one solution. Cognos Finance supports most mid-size and some larger enterprises by providing a unified view of performance, in multiple currencies, and performs the necessary roll-up, eliminations, allocations, and adjustments required as a part of the budgeting, consolidation and financial reporting process. Customers can continue to purchase Cognos Finance. We continue to update Cognos Finance to reflect the changing requirements of our customer base. In December 2004, we shipped Cognos Finance 7.3, with customer driven enhancements.

With the acquisition of Frango, we acquired Frango Consolidator which we continue to support. This sophisticated consolidation and financial reporting solution helps companies structure, automate, and control this important financial process. Customers can continue to purchase Frango Consolidator.

Analytical Applications

A trend in the market for BI is the demand for pre-packaged solutions that shorten time to implementation and results. We have developed our analytical applications as an integrated set of applications to make it easy for customers to combine appropriate capabilities and to deploy them quickly. Our analytical applications are flexible and extendible because they are built upon the foundation of our BI components. Customers are able to change models, create new reports, and perform new analyses by using our BI components in conjunction with our analytical applications. These applications reduce the time, effort, and cost required for an organization to gain a competitive advantage from BI and can help it realize returns on investment more quickly from operational applications such as enterprise resource planning, customer relationship management, and supply chain management implementations.

With our analytical applications, users gain access to their organization’s key information through more than 50 areas of analysis, answers to more than 2,900 critical business questions, over 650 key performance indicators, and over 56 composite reports with 400+ views of the data in seven areas of the business: accounts receivable, accounts payable, general ledger, inventory, procurement, production, and sales. These coordinated, departmental-specific analytical applications allow users to build an enterprise-wide view of their organization incrementally and strategically.

Our analytical applications are based upon our CPM foundation, which is a data source independent data warehouse model, designed through years of applying our best-practices approach. Our solution is designed to extend the value of a customer’s enterprise resource planning (“ERP”) system, transforming operational data into consistent, reliable information optimized for reporting and analysis. During fiscal 2005, we continued to invest in research and development activities for our analytical applications, including the release in December 2004 of Version 2.0 of our analytic applications.

Management and Integration Software Services

Across our BI components, analytic applications, and performance management applications, we provide software services for administration, deployment, integration, and ETL to deliver highly integrated and expandable solutions. Customers who purchase one of our solution components are also offered the software services for administering and deploying them as integrated parts of the solution. With these software services, our customers can more quickly and easily deploy the server-based capabilities to users. In addition, this approach facilitates a customer’s ability to add new capabilities because additional components can be easily plugged into the existing software services. This flexibility is critical as customers’ requirements change and as we introduce new capabilities to our solutions. Our software services consist of the following:

•	administration services;

•	deployment services;

•	integration services; and

•	data ETL services.

These software services operate in an integrated environment. The scalability of the architecture allows organizations to deliver BI applications to a large and broad user community across the extended enterprise.

Administration Services.    Our software administration services allow IT managers to manage and maintain installation and configuration of our servers. In addition, we provide data modeling that drives consistency and adaptability of our solution. Our modeling is designed to present information stored in corporate databases in a consistent format. This ensures that every manager has a common foundation for evaluating business performance and making key business decisions. Each manager can be provided with a personalized view of information, as well as a common view of business performance that permits the rapid coordination of management decisions and actions. In addition, common business rules, calculations, and goals, such as the definitions of profitability, cash flow, and return on investment, are visible and shared by all users, which ensure that every manager has a consistent view of the business.

Deployment Services.    Our software deployment services provide security and content delivery and management for users across the extended enterprise. With our security, IT managers can address both authentication, which confirms the user’s identity, and authorization, which determines what information users have the right to view. And with open security standards, Cognos security can be easily integrated with other enterprise security systems. Our own portal services for content delivery and management can be customized to fit seamlessly in an existing company portal or intranet/extranet environment and is designed to ensure that each user views only the content he or she has authority to access. It can be customized to present application content in a format that is familiar and appropriate to each user and also allows for sharing of information and collaboration among many users.

Integration Services.    Our software integration services provide the ability to integrate with and leverage customers’ existing applications and infrastructure. Based on web-services, leveraging industry standards including XML, SOAP, and WSDL, we provide an open environment for external enterprise application integration, customization, and automation of many aspects of our solution. Standards-driven, fully-documented application program interfaces allow customers to customize their applications to best serve their users’ needs.

ETL Services.    Our software ETL service, Cognos DecisionStream, is optimized for modeling, transforming, and creating high-speed, scalable analytical data warehouses that have embedded knowledge of the BI applications they will serve, thereby enabling faster deployment and user acceptance of these applications. Our ETL services and BI components work together to ensure that many of the calculations and analytic operations can be performed at the database level, which can dramatically improve response time and network traffic loads. Companies can build analytical data warehouses that span the extended enterprise, ensuring consistency and rapid adoption of changes. This service forms the basis for our analytic applications and is the critical component for information consistency for CPM.

Application Development Tools

We have a legacy line of products based on application development products marketed under the PowerHouse®, PowerHouse Web, and Axiant® names. PowerHouse is an application development environment that enables customers to quickly develop complex business applications. We believe there has been a fundamental shift over the past several years away from application development environments towards packaged solutions. The large majority of organizations now choose to buy their next generation of business systems, rather than attempt to build these corporate applications internally. Our strategy for this mature part of our business is focused on maintaining the product and supporting our existing customers. Product support is the largest source of revenue from these customers, and as a result, we expect to continue to update our application development products to reflect the changing requirements of our customers. We expect our revenue from application development tools to continue to decline as customers focus on the next generation of our CPM solution.

GLOBAL CUSTOMER SUPPORT AND SERVICES

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

CUSTOMERS

Over 23,000 customers located in more than 135 countries have deployed our BI, analytic applications, and performance management solutions. Our primary target market is Global 3500 companies and large public sector organizations. We also license our products to a broad base of small and medium-size enterprises.

Although our software solution is a complete solution for the extended enterprise, our customers typically purchase in stages. The first stage usually involves the purchase of a component of our solution to address a particular departmental requirement. The second stage usually involves purchases by other departments within that organization, often for applications that are closely related to the initial purchase, or purchases of additional components by the same department, or the addition of more users of the initial implementation. In many cases, there are a number of purchases in several departments of an organization before a customer makes the decision to standardize and deploy our solution on an enterprise-wide basis. Sometimes these purchases involve product from other vendors. Companies are realizing a total cost of ownership opportunity by standardizing on a single vendor. Throughout the sales cycle, we work closely with our customers in the design of new products and the evolution of existing solutions.

We view our large customer base as a significant asset. Because our services make it easy for customers to add new capabilities to the established infrastructure, our current customer base represents a significant market for additional BI, analytical application, and performance management sales.

Our solution can be deployed across all industries. Data-intensive businesses, such as financial services, insurance, healthcare, and government, as well as industries that are under competitive pressure to continually improve their business processes, such as retail, pharmaceuticals, automotive, consumer packaged goods, and other manufacturing companies, have been the leaders in adopting enterprise-wide solutions. We have a broad customer base with no single customer accounting for 10% or more of our total revenue in any of the last three fiscal years.

SALES AND MARKETING

We use an international, multi-tiered channel distribution system to reach customers on a cost–effective basis. We support these channels with an extensive organization of pre-sales and post-sales technical specialists. Our worldwide sales and marketing organizations are led from our Burlington, Massachusetts location.

Sales Channels

The principal elements of our distribution system are as follows:

Direct Sales.    We use a direct sales force in all major markets as the primary channel for distribution. Our direct sales force generated approximately 75% of our software license revenue for fiscal 2005. We believe our quota-carrying direct sales force increases our visibility and market penetration, ensures long-term customer contact, and facilitates sales of additional products. As the demand for enterprise-wide BI solutions grows, we intend to strengthen our relationships with senior executives of organizations as purchasing decisions for our products are often made at the senior level. As of February 28, 2005, we employed approximately 355 sales representatives in 60 sales offices located in 23 countries.

Third Parties.    In order to extend our coverage, we market and sell our products through third-party channels, which include resellers, OEMs, and distributors. Examples include:

•	OEMs such as Symantec, Avaya, SSA, Fujitsu, Manugistics, MAPICS, Onyx, Concord Communications, and Teradata.

•	Resellers such as Genware, Inca, ISA, Niteo, Simpson Associates, and Sky Solutions.

Telesales.    We use telesales representatives in certain areas to sell products, support, and services, primarily to our installed customer base.

We support our sales channels with lead generation and marketing programs, including direct mail, public relations, advertising, telemarketing, web-based programs, promotional seminars, and participation in trade shows and user group meetings.

Marketing and Technology Relationships

Cooperative marketing arrangements with hardware and software vendors and professional services organizations provide us with additional visibility in the marketplace. These relationships permit our sales force to work closely with the sales representatives of these vendors and enable prospective customers to evaluate software applications, services and, in certain instances, hardware together as a complete solution. Our marketing relationships can be classified into two broad categories:

Technology Partners.    Our technology partners consist of industry-leading database, server, middleware, enterprise application, OLAP server, internet, and connectivity technology companies, including Ascential, HP, IBM, Microsoft, Oracle, SAP, Sun, and Teradata. We partner with these companies to ensure that our solution is compatible with their products.

Consulting Partners.    Our consulting partners consist of accounting firms, large consulting firms, system integrators, information technology consulting organizations, and certified resellers, including: IBM Global Services, Accenture, Deloitte, Capgemini, Tata Consultancy Services, and BearingPoint. These companies implement BI, data warehousing, enterprise planning, and performance management solutions.

These marketing and technology relationships also provide us with the opportunity to market our products together with other packaged solutions. We believe that solution-selling can shorten sales cycles and increase our sales opportunities.

We also participate in cooperative marketing and technology programs with hardware, software, and database vendors, including the following program roles: HP Developer and Solution Partner Program, IBM PartnerWorld for Developers member, Microsoft Data Warehousing Alliance Partner, Microsoft Certified Partner, Oracle Partner Network Certified Level Partner, SAP Technology and Content Partner Program, SAP Software Partner Program with Certified Integration, PeopleSoft Partner Connection Certified Software Partner, Teradata Software Partner Program, Blackberry ISV Partner, Macromedia ISV/Alliance Partner, BEA Star Partner Program, Sun Developer Connection Partner Program, SunTone Certified, Sun iForce Partner Program, and Sybase Open Solutions CODE Partner.

Marketing

We recognize the importance of a complete and focused marketing effort. We divide our marketing organization between corporate marketing and field marketing. These two groups are coordinated to provide a consistent market message and presence, and effective market coverage for Cognos, which includes targeted marketing and programs to industry verticals and functional departments such as IT and Finance. Our corporate marketing focuses on increasing “Cognos” brand awareness and visibility through advertising, events, sponsorship, our corporate website, and sales collateral. This team also has responsibility for sales effectiveness programs including sales training, competitive analysis, and our strategic account programs. These corporate functions are led from our Burlington, Massachusetts office, with the majority of staff in Ottawa, Ontario, Canada. We have deployed our field marketing organization throughout the world. This group is responsible for sales lead generation and local marketing programs, such as trade shows, seminars, direct mail programs, and user group meetings and conferences, to help ensure local visibility and healthy sales pipelines.

RESEARCH AND DEVELOPMENT

We believe that our talented and experienced research and development staff is one of our core strengths. Our research and development efforts are aimed at enhancing and extending our existing BI solution, our analytic applications, our performance management solution, and creating new products. As of February 28, 2005, our research and development staff consisted of more than 850 employees. Research and development is undertaken primarily at our corporate headquarters in Ottawa, Ontario, Canada, and also at our facilities in Minneapolis, Minnesota; Princeton, New Jersey; Stockholm, Sweden; and London, Twickenham, Guilford, and York in the United Kingdom. We incurred research and development costs of $105.9 million, $91.2 million, and $78.1 million in fiscal 2005, 2004, and 2003, respectively.

During fiscal 2006, we are investing in the research and development of corporate performance management solutions, particularly those solutions that support our strategy of meeting the needs of the extended enterprise. These investments will include our next-generation application architecture, the development of new BI, performance management applications, and analytical applications.

Our software solutions are developed primarily through internal resources. In support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms, and we have undertaken further development to integrate these products into our offerings. Most of the third-party licenses are non-exclusive and do not preclude third parties from entering into similar agreements with our competitors.

In December 2004, we announced a minority equity investment in Composite and an exclusive OEM agreement was established to embed Composite’s Enterprise Information Integration (EII) software into Cognos ReportNet. This new technology will allow users to access new data sources and deliver higher performance federated query, thereby extending our open data strategy for our customers.

COMPETITION

The CPM market is highly competitive. Our competitors include other BI vendors; vendors of performance management solutions; and vendors of enterprise application systems. Because the CPM market is composed of many market segments, we compete with large diversified vendors who offer products in numerous market segments; and other companies that may in the future announce offerings of CPM products. Factors that affect our competitive position include the method of distribution, functionality, support and service, ease of use, price, training, vendor stability, and experience. Due to the breadth of our BI and CPM solutions, we encounter many competitors who focus on one or more areas within our overall offering. Our products compete directly and indirectly against various products, depending on user needs and computing environments.

There are several broad categories of competitors:

Vendors of Enterprise BI Suites.     These vendors manufacture and sell a set of BI products covering reporting, query, multidimensional analysis, scorecarding, dashboarding, and alerts/event notification and include Business Objects, MicroStrategy, and Hyperion Solutions.

Vendors of Production Reporting Environments.    These vendors manufacture and sell products that are designed to execute and distribute large numbers of complex reports to many users. Competitors in this area include Actuate, Microsoft, and Information Builders.

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

Vendors of Financial Planning, Consolidation, and Budgeting Software.    These vendors manufacture and sell products that automate the planning and budgeting process and include Hyperion Solutions, GEAC, Cartesis, Longview, SRC, Oracle, and OutlookSoft.

Vendors of Enterprise Application Systems.    As the Enterprise Application software market’s growth slows, Enterprise Application vendors are looking for other areas to extend the value of their customers’ investments. Some Enterprise Application vendors are introducing product lines as extensions of their ERP and CRM systems in the areas of analytics and performance management. These vendors include SAP, Oracle, and Siebel.

Our products are complementary with the products of many of the above-named competitors, and as a result, we have cooperative marketing relationships with some of these vendors, including Oracle, SAP, and Microsoft.

INTELLECTUAL PROPERTY

Consistent with industry practice, we rely upon a combination of contract provisions and patent, copyright, trademark, and trade secret laws to protect our proprietary rights in our products. We license the use of our products to our customers rather than transferring title to them. These licenses contain terms and conditions prohibiting the unauthorized reproduction, disclosure, or transfer of our products. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers, employees, and consultants. Although we intend to protect our rights vigorously, there can be no assurance that these measures will, in all cases, be successful.

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

EMPLOYEES

As of February 28, 2005, we had 3,297 full-time permanent employees. We believe that our future success will depend, in part, on our ability to continue to identify, hire, engage, and retain skilled and experienced personnel. In the software industry, there is a high demand for such employees. Historically, we have been successful in recruiting and retaining sufficient numbers of qualified personnel.

We have formalized education for sales, technical, and research and development personnel to ensure that new staff are fully productive as soon as possible. In addition, there are formalized skills renewal programs for staff to ensure that they are employing state-of-the-art techniques for software development, customer support, sales, marketing, administration, and management.

We are also committed to developing strong management and leadership skills in our personnel and have established management and leadership development programs that promote effective management techniques and excellence in leadership.

None of our employees are represented by a labor union.

Executive Officers of the Registrant

The following table sets out the name; age; position with the Corporation at February 28, 2005; and the principal occupation, business or employment during at least the last five years of each executive officer of the Corporation.

NAME	AGE	POSITION

Robert G. Ashe	45	President and Chief Executive Officer
Tom Manley	46	Senior Vice President, Finance & Administration and Chief Financial Officer
Peter Griffiths	41	Senior Vice President, Products
Neal Hill	53	Senior Vice President, Corporate Development
David Laverty	49	Senior Vice President, Global Marketing
Tony Sirianni	45	Senior Vice President, Worldwide Field Operations
Jack Thomas	50	Senior Vice President, Asia Pacific Field Operations
Ad Voogt	49	Senior Vice President, European Field Operations

Mr. Ashe was appointed President and Chief Executive Officer of Cognos and elected to the Board of Directors on June 23, 2004. Mr. Ashe previously served as President and Chief Operating Officer of Cognos from April 2002 to June 2004. Mr. Ashe also served as Senior Vice President, Chief Corporate Officer of Cognos from May 2001 until April 2002 and as Senior Vice President, Worldwide Customer Services from July 1999 to May 2001. Mr. Ashe joined Cognos in September 1984.

Mr. Manley was appointed Senior Vice President, Finance & Administration and Chief Financial Officer in August 2001. Prior to joining Cognos, Mr. Manley was with Nortel Networks Corporation and served as Chief Financial Officer High Performance Optical Component Solutions from April 2001 to August 2001 and Senior Vice President, Finance and Vice President, Finance, Carrier Packet Solutions from 1998 to April 2001.

Mr. Griffiths was appointed Senior Vice President, Products in April 2002. Mr. Griffiths served as Senior Vice President, Research and Development from February 2002 to April 2002, as Vice President, Research and Development from January 2001 to February 2002, and as Vice President, Decision Platform from June 2000 to January 2001. Mr. Griffiths joined Cognos in 1998.

Mr. Hill was appointed Senior Vice President, Corporate Development in May 2004. Prior to returning to Cognos, Mr. Hill was with VIMAC Ventures, LLC as Managing Director, Director of Investments from 1997 to May 2004. From October 1993 to January 1997, Mr. Hill worked for Cognos as Vice President, Corporate Marketing.

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

Mr. Sirianni was appointed Senior Vice President, Worldwide Field Operations in March 2003. Mr. Sirianni served as Senior Vice President, North American Field Operations from June 2000 to February 2003 and as Vice President, North American Field Operations from April 1999 to May 2000. Mr. Sirianni joined Cognos in March 1994.

Mr. Thomas was appointed Senior Vice President, Asia Pacific Field Operations in March 2003. Mr. Thomas served as Vice President, Asia Pacific Field Operations from March 2000 to February 2003 and as Vice President, North America Direct Sales from January 1998 to February 2000. Mr. Thomas joined Cognos in 1984.

Mr. Voogt was appointed Senior Vice President, European Field Operations in September 2001. Mr. Voogt served as Vice President, European Operations from July 2000 to September 2001 and Vice President, Northern Europe from September 1995 to July 2000. Mr. Voogt joined Cognos in 1986.

Officers are appointed annually by, and serve at the discretion of, the Board of Directors.

WEB SITE POSTINGS

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available, free of charge, through our website, www.cognos.com. We make these reports available on our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the U.S. Securities and Exchange Commission (“SEC”), and we have received confirmation that it has been made public by the SEC.

ITEM 2.      PROPERTIES

Cognos owns its corporate headquarters located at 3755 Riverside Drive, Ottawa, Canada. The 269,000 square foot facility is located on approximately six acres of land which also includes a 220,000 square foot parking garage.

Cognos also conducts its operations from leased facilities totaling approximately 129,000 square feet in Canada, 250,000 square feet in the United States and Latin America, 220,000 square feet in Europe, and 48,000 square feet in Asia/Pacific.

ITEM 3.      LEGAL PROCEEDINGS

Cognos is not a party to any legal proceedings that, if resolved or determined adversely to Cognos, would have a material adverse effect on Cognos’ business, financial condition, and results of operation. Cognos may become subject to claims and litigation in the ordinary course of business. If any claims or litigation are resolved against Cognos, the outcomes or resolutions could have a material adverse effect on Cognos’ business, financial condition, or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM	5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low sale prices, as well as the trading volume, for the common shares for the fiscal periods shown below:

	Nasdaq National Market			The Toronto Stock Exchange
	High	Low	Volume	High	Low	Volume
	(US$)	(US$)	(000s)	(Cdn$)	(Cdn$)	(000s)
Fiscal 2004
First Quarter	28.05	22.08	66,776	40.00	32.43	17,184
Second Quarter	32.48	25.77	66,880	43.91	35.53	15,949
Third Quarter	36.17	29.65	51,857	48.00	40.12	12,871
Fourth Quarter	34.66	28.49	58,455	45.05	38.01	17,068
Fiscal 2005
First Quarter	35.29	27.98	64,960	47.95	37.26	14,916
Second Quarter	36.46	28.90	49,876	48.95	38.20	11,605
Third Quarter	40.60	30.79	55,375	49.00	40.04	12,478
Fourth Quarter	44.87	40.33	47,974	54.95	48.00	11,032
Fiscal 2006
First Quarter	47.40	39.88	34,413	58.69	54.94	5,872
(through April 15, 2005)

SHAREHOLDERS

As of April 15, 2005, there were approximately 1,436 registered shareholders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common shares. Our current policy is to retain our earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in Cognos.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares or Dollar Value of Shares that May Yet Be Purchased Under the Plan

				Restricted Share Unit Plan (# of shares)	Share Repurchase Program

December 1 to December 31, 2004	Nil	Nil	Nil	1,946,500	$45,654,648
January 1 to January 31, 2005	350,000	$42.62	350,000	1,946,500	$30,738,926
February 1 to February 28, 2005	Nil	Nil	Nil	1,946,500	$30,738,926

Total	350,000	$42.62	350,000

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers, and directors of Cognos up to an aggregate of 2,000,000 restricted share units. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit can be exchangeable for one common share of Cognos. The common shares for which the restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by Cognos. This plan terminates on September 30, 2005. During the quarter ended February 28, 2005, Cognos did not repurchase any shares under the restricted share unit plan.

On October 6, 2004, Cognos announced that it had adopted a stock repurchase program authorizing the repurchase of up to 4,530,256 common shares (not more than 5% of the common shares outstanding on that date) up to a maximum of $50,000,000 between October 9, 2004 and October 8, 2005 (the “2004 Stock Repurchase Program”). During the quarter ended February 28, 2005, Cognos repurchased 350,000 shares at an average price of $42.62 under the 2004 Stock Repurchase Program.

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

	YEARS ENDED THE LAST DAY OF FEBRUARY

	2005	2004	2003	2002	2001

	(US$000s except share amounts, U.S. GAAP)
Statement of Income Data
Revenue	$825,531	$683,117	$551,036	$491,302	$495,652
Operating income	158,655	116,559	98,773	19,787	79,718
Net income	136,604	100,897	73,144	19,408	64,260

Net income per share
Basic	$1.51	$1.13	$0.83	$0.22	$0.74
Diluted	$1.47	$1.10	$0.81	$0.21	$0.70

Weighted average number of shares (000s)
Basic	90,517	89,325	87,936	87,807	87,324
Diluted	93,238	91,959	90,531	90,461	91,973

Balance Sheet Data (at end of period)
Working capital	$ 344,236	$259,502	$128,864	$227,573	$197,673
Total assets	1,063,967	827,471	658,551	522,152	495,592
Total debt	--	--	--	--	32
Stockholders’ equity	655,821	508,662	376,522	295,173	290,529

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited Consolidated Financial Statements and Notes included in Item 8 of this annual report. MD&A contains forward-looking statements including statements concerning future revenues and earnings; product demand and business opportunities, including in the Office of Finance and opportunities arising from the emergence of a standardization agenda, the increased importance of compliance and transparency in enterprises, the increased focus on CPM and BI being a leading priority for information technology departments; business outlook, including our ability to grow ahead of the industry average and the rates of growth in the North American, Asian and European markets, and business momentum; purchasing environment, including with the Office of Finance and information technology (“IT”) departments; products, new product releases and new product introductions and the impact of such products, new releases and introductions, including with respect to the launch of Cognos Controller in North America and our new Enterprise Business Intelligence Series, as well as our ability to innovate; market positioning, business model and technology strategies and execution, including the ability of our sales teams to continue to execute our strategies, our ability to make improvements in business processes and the use of subcontractors; statements regarding our recent acquisitions; statements regarding our critical accounting policies and estimates; and our relationships with system integrators. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain revenue growth or to anticipate a decline in revenue from any of our products or services; our ability to develop and introduce new products and enhancements that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to compete in an intensely competitive market; our ability to select and implement appropriate business models and strategies; fluctuations in our quarterly and annual operating results based on historical patterns; tax rate fluctuations; the impact of global economic conditions on our business; unauthorized use of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as currency exchange rate fluctuations; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; and our ability to identify, pursue, and complete acquisitions with desired business results; as well as the risk factors discussed below and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

We prepare and file our consolidated financial statements and the MD&A in United States (“U.S.”) dollars and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Our consolidated financial statements are reconciled to Canadian GAAP financial statements (See Note 16 of the Notes to the Consolidated Financial Statements) and an MD&A supplement in accordance with Canadian GAAP, in U.S. dollars, is also prepared and filed with this annual report on Form 10-K with various regulatory authorities and is made available to all shareholders.

ABOUT COGNOS

Cognos is a global leader in business intelligence (“BI”) and corporate performance management (“CPM”) software solutions. Our solutions help improve business performance by enabling planned performance management through the consistent reporting and analysis of data derived from various sources. Management believes that organizations that use our software gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, reduce corporate response times and, ultimately, increase revenues and profits. Our integrated solutions consist of our suite of BI components, performance management applications, and analytical applications.

Our customers can also strategically apply our software solutions across their extended enterprise to address their need for CPM. By allowing timely analysis of data from disparate systems, CPM enables organizations to measure execution against business strategy to ensure that the two are aligned at all levels. Our solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, consolidation, reporting, analysis, and scorecarding products.

Our revenue is derived primarily from the licensing of our software and the provision of related services for BI and CPM solutions. These related services include product support, education, and consulting. We generally license software and provide services subject to terms and conditions consistent with industry standards. For an annual fee, customers may contract with us for product support, which includes product and documentation enhancements, as well as tele-support and web-support.

2005 OVERVIEW

Fiscal 2005 was an eventful year in the software industry and a solid year for Cognos. We delivered strong results for fiscal 2005 including revenue growth well ahead of the market average, increased profitability, and continued positive cash flow performance. The year was marked by merger activity, a continuing competitive environment, and Sarbanes-Oxley section 404 (“SOX 404”). While these factors represented challenges for us and our customers, they also created opportunities in the form of trends towards standardization, a renewal within the Office of Finance, and the continuing emergence of CPM as a priority. We are pleased that, because of our innovative products and the execution of our sales teams, we were able to effectively navigate these challenges.

We believe that our operational performance, investment in strategic relationships, and product development through fiscal 2005 has built a solid base for continued growth and execution in fiscal 2006.

Operating Performance

Total revenue for fiscal 2005 was $825.5 million, up 21% from $683.1 million in fiscal 2004. License revenue grew by 27% to $363.0 million from $286.1 million last fiscal year. We believe the increase in license revenue is attributable to (i) the strength and depth of our product portfolio including the first full year of Cognos ReportNet and the success of Cognos Planning and (ii) our strong sales execution. Support revenue increased to $320.5 million from $274.3 million, an increase of 17% as we continue to experience excellent renewal rates and growth associated with the current year’s license revenue. Services revenue totaled $142.1 million, up from $122.7 million last fiscal year, an increase of 16%. The increase in services revenue is a result of increased demand for our educational and consulting services from the licensing of Cognos ReportNet and Cognos Planning. The appreciation of foreign currencies relative to the U.S. dollar also had a positive impact on our total revenue.

Net income for the year was $136.6 million or $1.47 per share compared to net income of $100.9 million or $1.10 per share last fiscal year. The increase in net income for fiscal 2005 was a result of the increase in revenue and higher operating margin.

Our balance sheet continues to be strong, ending fiscal 2005 with cash, cash equivalents, and short-term investments of $522.9 million, an increase of $134.7 million from the previous fiscal year.

We signed 48 contracts in excess of one million dollars during fiscal 2005, an increase of 30% from the previous fiscal year. This includes our first contract greater than $10 million. The number of contracts greater than $200,000 grew to 535 contracts, up from 394 such contracts last fiscal year.

Acquisition of Frango and Other Investment Activity

In September 2004, we successfully completed a tender offer for the capital stock of Frango AB (“Frango”), a Swedish company with global operations. Frango specialized in consolidation and financial reporting solutions.

The acquisition of Frango is part of our broader corporate strategy of leading the CPM market. We believe that Frango’s consolidation and financial reporting products should further strengthen our product offering to the Office of Finance, a key entry point with our customers. We believe these products are proven and market-ready and we will be formally launching them in North America early in fiscal 2006. We also believe that Frango’s established channels and customer base in Europe and Asia will assist us in growing in those strategic markets.

During fiscal 2005, we also acquired Optima Analytical Solutions SA (“Optima”), a Spanish distributor of Frango products, and took a minority interest in Composite Software, Inc. (“Composite”), a software company specializing in Enterprise Information Integration(“EII”) software.

Economic and Market Factors

While the American economy continued to strengthen in fiscal 2005 with the IT market, in particular, returning to growth, the European economy lagged slightly behind this growth rate. Recent merger activity within the software industry has also changed the competitive landscape by creating larger and more diversified competitors.

Through these challenges, we were able to continue to grow revenue ahead of our industry average. We believe that our growth in revenue is due to three main market factors: (1) a desire by enterprises to standardize on one BI platform, (2) a renewal within the Office of Finance driven by the increasing importance of compliance and transparency, and (3) a growing focus on CPM.

We believe BI has become a leading priority within IT budgets and that businesses are looking to standardize on one BI platform. We also believe that organizations are placing increased attention on compliance and transparency and are looking to replace spreadsheet-based applications and legacy systems with single instance planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, we believe that CPM is a growing segment in the software industry blending BI with planning, budgeting, and scorecarding to provide management performance visibility and support the corporate decision-making process.

Executive transition

Mr. Ron Zambonini, CEO of Cognos since 1995, retired from this position in June 2004. He remains active with the Corporation in his new role as non-executive Chairman of the Board of Directors. Mr. Rob Ashe succeeded Mr. Zambonini as CEO. Mr. Ashe joined Cognos in 1984 and, prior to this appointment, held the position of President and Chief Operating Officer of Cognos. Mr. Ashe was also elected to the Cognos Board of Directors in fiscal 2005.

Outlook for 2006

We believe that IT budgets are slowly increasing and that BI is becoming a leading priority within these budgets. We believe that the driving forces of our revenue growth in fiscal 2005 will continue to be important factors for our revenue growth in fiscal 2006. We expect the market demand for our products to continue to grow, driven by the three factors described above, standardization, renewal within the Office of Finance, and CPM. To capitalize on this market opportunity, we will continue to focus on two internal drivers, strong sales execution and product innovation, which were pillars of our fiscal 2005 performance. Overall, we expect earnings to increase over fiscal 2005.

In order to further strengthen our current product porfolio, in fiscal 2006, we expect to launch a new generation of our Enterprise Business Intelligence Series which includes Cognos ReportNet, PowerPlay, and DecisionStream. This new release will continue to expand the deployment of our new platform. In the upcoming year, we also expect to launch new releases of Cognos Metrics Manager, Cognos Controller, and Cognos Planning.

INTERNAL CONTROLS AND CORPORATE GOVERNANCE

As at year end, we were able to report that our internal controls over financial reporting were effective in accordance with the requirements of SOX 404.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the timeliness and reliability of the information disclosed. During fiscal 2005, we directed our efforts towards documenting, reviewing and testing the design and effectiveness of internal controls over financial reporting in order to comply with the requirements of SOX 404. During fiscal 2006, our efforts will be directed at (i) improving the efficiency of our processes and controls, (ii) identifying and implementing leading practices, and (iii) standardizing key processes and activities. In order to accomplish this, we are continually expanding the use of our own products. In particular, we plan to implement Cognos Controller in order to replace some of our spreadsheet-based processes.

Continuous improvement and monitoring of our business processes will likely identify other possible changes. All of these efforts will ensure that we are effectively utilizing our available resources and that the processes in place are efficient and scalable in order to support our future growth.

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

The Board considered this matter at length and concluded that it agreed unequivocally with the principle that all stock options, including those issued to non-executives, should be recorded as an expense on the Corporation’s income statement. As with any other major accounting policy, regulators first must develop uniform rules and guidance so that investors may make informed comparisons between Cognos and its industry peers. Comprehensive standards and uniform rules have now been issued in both the United States and Canada. Both U.S. and Canadian standards apply to Cognos.

In October 2003, the Canadian Institute of Chartered Accountants issued uniform rules relating to stock option expensing requiring Cognos to comply not later than the start of the current fiscal year. Cognos began expensing stock options in its Canadian GAAP financial statements in the fourth quarter of fiscal 2004, retroactive to the beginning of the fiscal year.

In December 2004, the Financial Accounting Standards Board (FASB) issued uniform rules relating to stock option expensing requiring companies to start expensing the fair-value of stock options in periods beginning after June 15, 2005. The SEC recently amended the compliance dates for implementation of these rules to fiscal years beginning after June 15, 2005. We are currently examining the different valuation methods and other changes resulting from the new rules and we will be expensing stock options commencing on March 1, 2006. See Note 1 of the Notes to the Consolidated Financial Statements for an example of one of the acceptable fair-value based methods of accounting for stock options.

RESULTS OF OPERATIONS

($000s, except per share amounts)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Revenue	$825,531	$683,117	$551,036	20.8%	24.0%
Cost of revenue	149,132	122,757	93,718	21.5	31.0

Gross margin	676,399	560,360	457,318	20.7	22.5
Operating expenses	517,744	443,801	358,545	16.7	23.8

Operating income	$158,655	$116,559	$ 98,773	36.1	18.0

Gross margin percentage	81.9%	82.0%	83.0%
Operating margin percentage	19.2%	17.1%	17.9%

Net income	$136,604	$100,897	$ 73,144	35.4%	37.9%

Basic net income per share	$1.51	$1.13	$0.83

Diluted net income per share	$1.47	$1.10	$0.81

Total revenue for fiscal 2005 was $825.5 million representing an increase of 21% over fiscal 2004. Total revenue for fiscal 2004 was $683.1 million representing an increase of 24% over total revenue of $551.0 million in fiscal 2003. Net income for fiscal 2005 was $136.6 million and diluted net income per share was $1.47, compared to fiscal 2004 net income of $100.9 million and diluted net income per share of $1.10, and net income of $73.1 million and diluted net income per share of $0.81 for fiscal 2003. Basic net income per share was $1.51, $1.13, and $0.83 in fiscal 2005, 2004, and 2003, respectively.

Gross margin for fiscal 2005 was $676.4 million representing an increase of 21% over fiscal 2004. Gross margin for fiscal 2004 was $560.4 million representing an increase of 23% over gross margin of $457.3 million in fiscal 2003. Gross margin percentage was 81.9% in fiscal 2005, as compared to 82.0% and 83.0% in fiscal 2004 and 2003, respectively.

Total operating expenses for fiscal 2005 were $517.7 million representing an increase of 17% over fiscal 2004. Total operating expenses for fiscal 2004 were $443.8 million representing an increase of 24% over total operating expenses of $358.5 million in fiscal 2003. Operating margin percentage was 19.2% in fiscal 2005, as compared to 17.1% and 17.9% in fiscal 2004 and 2003, respectively.

The improvement in our operating performance during fiscal 2005 as compared to fiscal 2004 can be attributed to the market acceptance of our product portfolio, the performance of our sales organization and distribution channels, the strength of our customer relationships, the quality of our support and services, and our prudent expense management. This is evidenced by the increase in license revenue and overall improvement in operating margin and operating results.

In the third quarter of fiscal 2005, we acquired Frango, a Swedish company with global operations specializing in consolidation and financial reporting solutions. Frango’s operating results are included in our results from September 29, 2004 onwards. Due to the acquisitions of Frango and Adaytum Inc. (“Adaytum”), which is described below, our operations for each fiscal year are not identical to the operations of the other fiscal years. As the operations of Frango and Adaytum have been fully integrated, we are not tracking these separately and will not be reporting separately on the effect of these acquisitions on our revenues, cost of revenues, or operating expenses.

The improvement in our operating performance during fiscal 2004 as compared to fiscal 2003 reflects the market’s acceptance of the Corporation’s CPM products. Revenue increased 24% during fiscal 2004 due to the strength of our product portfolio including the first full year of our Cognos Planning and the introduction of Cognos ReportNet. The appreciation of foreign currencies relative to the U.S. dollar also had a positive impact on our total revenue. Also contributing to the improved results for fiscal 2004 was a lower effective tax rate for the year due to the resolution of several tax audits in various jurisdictions, as well as increased investment tax credits (“ITCs”). Our operating margin percentage decreased slightly as compared to fiscal 2003 mainly due to costs associated with the integration of Adaytum, special charges relating to the settlement of an outstanding litigation matter, and the impact of the stronger Canadian dollar.

In the fourth quarter of fiscal 2003, we acquired Adaytum, a leading global provider of enterprise planning software. The results for fiscal 2003 only include the operating results of Adaytum for part of the fourth quarter. The results for fiscal 2005 and 2004 include the revenues and expenses of Adaytum for the full fiscal year.

We operate internationally and, as a result, a substantial portion of our business is conducted in foreign currencies. Accordingly, our results are affected by year-over-year changes in the value of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. The following table breaks down the year-over-year percentage change in revenue, expenses, and operating income between change attributable to growth and change attributable to fluctuations in the value of the U.S. dollar.

	2005 over 2004			2004 over 2003

	Growth	Foreign Exchange	Net Change	Growth		Foreign Exchange	Net Change

Revenue	16.3%	4.5%	20.8%	15	.9%	8.1%	24	.0%

Cost of Revenue and Operating Expenses	12.6%	5.1%	17.7%	15.5%		9.8%	25.3%

Operating Income	34.3%	1.8%	36.1%	17.2%		0.8%	18.0%

The following table sets out, for each fiscal year indicated, the percentage that each income and expense item bears to revenue, and the percentage change in the dollar amount of each item as compared to the prior fiscal year.

	Percentage of Revenue			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Revenue	100.0%	100.0%	100.0%	20.8%	24.0%
Cost of Revenue	18.1	18.0	17.0	21.5	31.0

Gross Margin	81.9	82.0	83.0	20.7	22.5

Operating Expenses
Selling, general, and administrative	49.1	50.2	50.2	18.3	24.0
Research and development	12.8	13.3	14.2	16.2	16.8
Amortization of intangible assets	0.8	1.2	0.7	(22.7)	98.3
Special charges	0.0	0.2	0.0	*	*

Total operating expenses	62.7	64.9	65.1	16.7	23.8

Operating income	19.2	17.1	17.9	36.1	18.0
Interest expense	(0.1)	(0.2)	(0.1)	(33.5)	103.3
Interest income	0.9	0.7	1.1	57.3	(23.3)

Income before taxes	20.0	17.6	18.9	37.7	15.0
Income tax provision	3.5	2.8	5.6	50.2	(38.8)

Net income	16.5%	14.8%	13.3%	35.4%	37.9%

*    not meaningful

REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Product License	$362,958	$286,128	$246,697	26.9%	16.0%
Product Support	320,451	274,251	211,633	16.8	29.6
Services	142,122	122,738	92,706	15.8	32.4

Total Revenue	$825,531	$683,117	$551,036	20.8%	24.0%

Our total revenue was $825.5 million for fiscal 2005 as compared to $683.1 million in fiscal 2004, and $551.0 million in fiscal 2003. Our total revenue for fiscal 2005 was derived primarily from our BI products, principally Cognos ReportNet, Web versions of PowerPlay and Impromptu, and Cognos Planning. Contributing to a lesser extent were Cognos Metrics Manager, Cognos DecisionStream, Cognos Visualizer, Cognos Finance, NoticeCast, Cognos Analytic Applications, Cognos Query, and the new Cognos Controller product acquired through the acquisition of Frango.

We believe the growth in revenue in fiscal 2005 as compared to fiscal 2004 reflects the strength and depth of our product portfolio including the first full year of Cognos ReportNet and the success of Cognos Planning, the performance of our sales organization and distribution channels, the strength of our customer relationships, and the quality of our support and services. This is evidenced by the increase in license revenue and our overall renewal rates on our support contracts. The appreciation of foreign currencies relative to the U.S. dollar also had a positive impact on our total revenue.

As evidence of our continued effort to strengthen our product portfolio, in fiscal 2005 we released Cognos ReportNet version 1.1 which offers extended enterprise performance, new language support, and enhanced Microsoft Office integration compared to the original version. In addition, we released version 3 of our Cognos Series 7 and Cognos Planning Series 7. Further, we recently introduced Cognos Controller 2.3 which is the first Cognos-branded offering from our acquisition of Frango.

We believe the growth in license revenue in fiscal 2004 as compared to fiscal 2003 reflects the strength of our product portfolio including the first full year of our Cognos Planning and the introduction of Cognos ReportNet. This along with excellent renewal rates on our support contracts and increased services revenue resulting from larger implementations have been key factors in our revenue growth. The appreciation of foreign currencies relative to the U.S. dollar also had a positive impact on our total revenue.

The overall change in total revenue from our three revenue categories in fiscal 2005 was as follows: a 27% increase in product license revenue, a 17% increase in product support revenue, and a 16% increase in services revenue. The change for the same categories for fiscal 2004 was as follows: 16%, 30%, and 32%, respectively.

Industry Trends and Geographic Information

We believe that our growth in revenues is due to three main factors: (1) a desire by enterprises to standardize on one BI platform, (2) a renewal within the Office of Finance driven by the increasing importance of compliance and transparency, and (3) a growing focus on CPM.

First, we believe BI has become a leading priority within IT budgets as businesses try to leverage their investments in enterprise applications and make sense of the enormous amount of data from those applications. In particular, businesses are looking to standardize on one BI platform to reduce the number of platforms and vendors they support and better align their operations with their strategy. We believe that the breadth and depth of functionality of Cognos ReportNet, our web-based query and reporting solution, make it the solution of choice. We also believe that Cognos ReportNet combined with Cognos PowerPlay offer companies a single platform for driving their performance throughout their organization and is one of the reasons for our strong performance this fiscal year.

Second, there is increased investment in systems within the Office of Finance of most enterprises driven by the recent increased attention on compliance and transparency. Organizations are looking to replace spreadsheet-based applications and legacy systems with single instance planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, these organizations are looking to extend these solutions beyond compliance to achieve best practices, specifically in the area of rolling plans, planning standardization, and reduced time to close. This focus allows the Office of Finance to extend beyond managing pure financial goals and towards overall performance goals and CPM. We believe that our planning and consolidation products help improve the accuracy, transparency, and timeliness of financial information. For this reason, we believe, we are seeing increased demand for these products.

Finally, CPM is a growing segment in the software industry. It blends BI with planning, budgeting, and scorecarding to provide management performance visibility and support the corporate decision-making process. We believe that our market-leading BI, planning, and scorecarding products, along with the recent addition of Cognos Controller, our consolidation product, deliver a complete CPM solution. They provide multiple entry points into a CPM solution that are appealing to both the finance and operations segments of enterprises. We believe that our single platform for BI, planning, and analytics differentiates us from our competition by enabling enterprises to easily integrate new and existing IT assets into their CPM plan.

We are experiencing an increase in the number of large customer contracts, an increase in enterprise-wide deployment of BI products, and a strengthening of our relationships with some of the world’s largest companies, and with our strategic partners. We believe that the growth in order size that we experienced in fiscal 2005 is an indication of enterprise–scale investment in our products by our customers which has created a foundation for future growth. We believe that the following summary of key revenue indicators that we use to track order size demonstrates this trend:

Key Revenue Indicators

	Fiscal Year

	2005	2004	2003

Transactions greater than $1 million	48	37	21
Transactions greater than $200,000	535	394	310
Transactions greater than $50,000	3,148	2,511	1,939
Average license order size greater than $50,000 ($000s)	$187	$168	$159
Average license order size greater than $15,000 ($000s)	$98	$89	$84

Included in the above metrics for fiscal 2005 is our first contract greater than $10 million.

While we are seeing signs of an improving market as evidenced by the increased number of large transactions, these larger transactions are also subject to longer sales cycles as they typically require greater scrutiny and longer decision cycles by our customers because they represent a larger proportion of their investment budgets.

Our operations are divided into three main geographic regions: (1) the Americas, (2) Europe (consisting of the U.K. and Continental Europe), and (3) Asia/Pacific (consisting of Australia and countries in the Far East). The following table sets out, for each fiscal year indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal year.

Revenue by Geography

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

The Americas	$477,763	$396,929	$338,995	20.4%	17.1%
Europe	276,394	228,041	173,356	21.2	31.5
Asia/Pacific	71,374	58,147	38,685	22.7	50.3

Total	$825,531	$683,117	$551,036	20.8%	24.0%

This table sets out, for each fiscal year indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Fiscal Year

	2005	2004	2003

The Americas	57.9%	58.1%	61.5%
Europe	33.5	33.4	31.5
Asia/Pacific	8.6	8.5	7.0

Total	100.0%	100.0%	100.0%

The growth rates of our revenue in Europe, Asia/Pacific and, to a much lesser extent, in the Americas were affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	2005 over 2004			2004 over 2003

	Growth	Foreign Exchange	Net Change	Growth	Foreign Exchange	Net Change

The Americas	19.3%	1.1%	20.4%	15.0%	2.1%	17.1%
Europe	11.7%	9.5%	21.2%	14.1%	17.4%	31.5%
Asia/Pacific	14.7%	8.0%	22.7%	31.8%	18.5%	50.3%
Total	16.3%	4.5%	20.8%	15.9%	8.1%	24.0%

The growth rate of our revenue in the Americas during fiscal 2005 was mostly attributable to increases in volume and size of transactions as there was only a slight impact from fluctuations in foreign currencies, predominantly the Canadian dollar. The growth rate in local currency in Europe lagged the American growth rate. The impact of exchange rate fluctuations on the European growth rate reflects the continuing weakening of the U.S. dollar in relation to European currencies, primarily the euro and the British pound. Our revenues continue to grow in Asia/Pacific as we invest in our sales and distribution channels in this area. The weakening of the U.S. dollar in relation to various currencies in the region also positively impacted the growth rate. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenues in the future.

As in fiscal 2005, the growth rate of our revenue in the Americas during fiscal 2004 was mostly attributable to increases in volume and size of transactions as exchange rate fluctuations only had a slight impact on revenues in this region. The growth rate in local currency in Europe was in line with the American growth rate as the economy showed signs of strengthening versus 2003. The impact of exchange rate fluctuations on the European growth rate reflected the weakening of the U.S. dollar in relation to European currencies, primarily the euro and the British pound. In Asia/Pacific, we executed on our strategy to increase our presence which helped increase revenue by over 30% in constant currency terms. The weakening of the U.S. dollar in relation to various currencies in the region also positively impacted the growth rate.

PRODUCT LICENSE REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Product license revenue	$362,958	$286,128	$246,697	26.9%	16.0%
Percentage of total revenue	44.0%	41.9%	44.8%

Total product license revenue was $363.0 million, $286.1 million, and $246.7 million in fiscal 2005, 2004, and 2003, respectively, and accounted for 44% of our revenue for fiscal 2005 as compared to 42% in fiscal 2004 and 45% in 2003. The increase in product license revenue during fiscal 2005 reflects the strength of our product portfolio including the first full year of Cognos ReportNet and the success of Cognos Planning. Exchange rate fluctuations (principally European exchange rates), relative to the U.S. dollar, also positively impacted license revenue by approximately 5% in fiscal 2005.

The breadth of our solution is allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 65%, 68%, and 67% of our license revenue came from existing customers in fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

We license our software through our direct sales force and third party channels including resellers, value-added resellers, and OEMs. Total product license revenue from direct sales was $270.6 million in fiscal 2005, compared to $209.6 million in fiscal 2004 and $170.9 million in fiscal 2003. Direct sales accounted for approximately 75% of our license revenue for fiscal 2005, 73% for fiscal 2004, and 69% for fiscal 2003.

We believe that a direct sales force is an effective way of building long-term relationships with our customers. In addition, as enterprise-wide deployments become larger and more important, we believe that our relationships with systems integrators will help us succeed in the large enterprise market as the role of systems integrators in large standardization environments is increasing. We are also expending resources developing our indirect sales activities in order to have coverage in every market. We will continue to commit management time and financial resources to developing relationships with systems integrators and direct and indirect international sales and support channels.

PRODUCT SUPPORT REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Product support revenue	$320,451	$274,251	$211,633	16.8%	29.6%
Percentage of total revenue	38.8%	40.1%	38.4%

Product support revenue was $320.5 million, $274.3 million, and $211.6 million in fiscal 2005, 2004, and 2003, respectively. Product support revenue accounted for 39% of our total revenue for fiscal 2005, compared to 40% in fiscal 2004 and 38% in fiscal 2003. The increase in absolute dollars in fiscal 2005 was the result of the strong rate of renewal of support contracts and the expansion of our customer base. Exchange rate fluctuations also favorably impacted product support revenue by approximately 4% in fiscal 2005.

The increase in fiscal 2004 was the result of new support contracts from the expansion of our customer base and the addition of Adaytum, as well as continued excellent renewal rates of existing support contracts. Exchange rate fluctuations also had a favorable impact on support revenue.

SERVICES REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Services revenue	$142,122	$122,738	$92,706	15.8%	32.4%
Percentage of total revenue	17.2%	18.0%	16.8%

Our services revenue includes revenue from education, consulting, and other services and was $142.1 million, $122.7 million, and $92.7 million in fiscal 2005, 2004, and 2003, respectively. Services revenue accounted for 17% of our total revenue for fiscal 2005, compared to 18% in fiscal 2004 and 17% in fiscal 2003. The increase in absolute dollars in fiscal 2005 was primarily attributable to increased demand for our educational and consulting services from the licensing of Cognos ReportNet and Cognos Planning. Exchange rate fluctuations also favorably impacted services revenue by approximately 4% for the year.

The increase in services revenue in fiscal 2004 was the result of an increase in consulting, mostly relating to Cognos Planning, and an increase in education from the introduction of ReportNet and the addition of Cognos Planning. Also contributing to the increase in services revenue for fiscal 2004 was the impact of exchange rate fluctuations.

During fiscal 2005, fiscal 2004, and fiscal 2003, we continued to increase the level of sales of our BI solutions within global enterprises. Our BI solutions are increasingly being deployed on an enterprise-wide, global basis within organizations for key applications. Successful installation and deployment of our solutions has, we believe, become critical to our customers’ success. As a result, our customers have increasingly required services such as project management, analysis and design, technical advisory, and instruction to effectively deploy our solutions.

COST OF REVENUE

COST OF PRODUCT LICENSE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005		2003 to 2004

Cost of product license	$3,025	$4,270	$2,927	(29	.2)%	45.9%
Percentage of product license revenue	0.8%	1.5%	1.2%

Product license costs in fiscal 2005 were $3.0 million compared to $4.3 million in fiscal 2004 and $2.9 million in fiscal 2003. Product license costs represented 1% of product license revenue for fiscal 2005, fiscal 2004, and fiscal 2003.

The cost of product license consists primarily of royalties for technology licensed from third-parties and the cost of materials and distribution related to licensed software. The change in cost of product license is shown below:

($000s)	Year-over-year Change from Fiscal

	2004 to 2005	2003 to 2004

Materials & distribution cost	$ (532)	$ 562
Royalty cost	(699)	752
Other	(14)	29

Total year-over-year change	$(1,245)	$1,343

The decrease in fiscal 2005 from fiscal 2004 was due primarily to decreases in material and distribution costs and royalties as certain royalty contracts have ended.

The increase in fiscal 2004 from fiscal 2003 was due primarily to increases in royalties and materials and distribution costs.

COST OF PRODUCT SUPPORT

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Cost of product support	$32,805	$28,076	$20,467	16.8%	37.2%
Percentage of product support revenue	10.2%	10.2%	9.7%

The cost of product support was $32.8 million, $28.1 million, and $20.5 million in fiscal 2005, 2004, and 2003, respectively. These costs represented 10% of product support revenue in fiscal 2005, fiscal 2004, and fiscal 2003.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third-parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is shown below:

($000s)	Year-over-year Change from Fiscal

	2004 to 2005	2003 to 2004

Staff related costs	$3,454	$5,586
Facilities	640	1,167
Other	635	856

Total year-over-year change	$4,729	$7,609

The increase in the cost of product support in fiscal 2005 from 2004 was primarily the result of increases in staff related costs to service our growing customer base. Also contributing to the increase were increases in facilities charges. The average number of employees within the support organization increased 8% from the previous year. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of product support by approximately 7% in fiscal 2005.

The increase in the cost of product support in fiscal 2004 from 2003 was the result of increases in tele-support and web-support costs primarily due to increases in staff related costs and facilities to support our growing customer base. This includes the integration of the Adaytum staff into our support organization. The average number of employees within the support organization increased 15% from the previous year. Cost of product support was also impacted by the unfavorable effect of foreign currencies relative to the U.S. dollar.

COST OF SERVICES

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Cost of services	$113,302	$90,411	$70,324	25.3%	28.6%
Percentage of services revenue	79.7%	73.7%	75.9%

The cost of services was $113.3 million, $90.4 million, and $70.3 million in fiscal 2005, 2004, and 2003, respectively. These costs represented 80% of services revenue in fiscal 2005, 74% in fiscal 2004 and 76% in fiscal 2003.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is shown below:

($000s)	Year-over-year Change from fiscal

	2004 to 2005	2003 to 2004

Staff related costs	$12,062	$ 9,119
Services purchased externally	11,197	4,955
Travel and living	523	2,579
Other	(891)	3,434

Total year-over-year change	$22,891	$20,087

The increase in cost of services in fiscal 2005 from 2004 was primarily attributable to increases in staff related costs and services purchased externally. Subcontractors are currently an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we have hired new employees in this area in the fourth quarter of fiscal 2005, we will continue to fill any gaps by engaging subcontractors. The average number of employees within the services organization increased 7% in fiscal 2005. The unfavorable effect of fluctuations of foreign currencies increased cost of services by approximately 5% in fiscal 2005 as a portion of these services are provided in currencies other than the U.S. dollar.

The increase in cost of services in fiscal 2004 from 2003 was attributable to increases in compensation related costs resulting from the integration of the Adaytum service staff as well as services purchased externally and travel and living costs. The average number of employees within the services organization increased 19% in fiscal 2005. Exchange rate fluctuations also had an unfavorable impact on cost of services during fiscal 2004 as a portion of these services are provided in currencies other than the U.S. dollar.

OPERATING EXPENSES

SELLING, GENERAL, AND ADMINISTRATIVE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Selling, general, and administrative	$405,575	$342,795	$276,377	18.3%	24.0%
Percentage of total revenue	49.1%	50.2%	50.2%

Selling, general, and administrative (“SG&A”) expenses were $405.6 million, $342.8 million, and $276.4 million in fiscal 2005, 2004, and 2003, respectively. These costs were 49% of revenue in fiscal 2005 and 50% in fiscal 2004 and fiscal 2003.

SG&A expenses include staff related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is shown below:

($000s)	Year-over-year Change from Fiscal

	2004 to 2005	2003 to 2004

Staff related costs	$41,310	$47,027
Marketing costs	6,781	8,905
Professional services	5,724	326
Travel & living	3,638	3,151
Staff development	1,778	3,945
Other	3,549	3,064

Total year-over-year change	$62,780	$66,418

The increase in SG&A expenses in fiscal 2005 was predominantly the result of increases in staff related costs resulting from increases in salaries, bonuses, and commissions as well as associated benefits as compared to the previous fiscal year. In addition, we incurred increased marketing expenses as we invest for our future growth, professional services fees, including the cost of compliance with SOX 404, and travel and living expenses. The average number of employees within SG&A increased by 6% in fiscal 2005 compared to fiscal 2004. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately 5% in fiscal 2005.

The increase in these expenses in fiscal 2004 was predominantly the result of increases in staff related costs resulting from increases in staffing levels due to both new hires and the integration of Adaytum SG&A staff. In addition, we incurred increased marketing expenses related to the launch of Cognos ReportNet. Contributing to the increase for the year, but to a lesser extent, were increases in staff development costs and travel and living costs. The average number of employees within SG&A increased by 10% in fiscal 2004 compared to fiscal 2003. SG&A expenses were also unfavorably impacted by the effect of foreign currency exchange rates relative to the U.S. dollar.

RESEARCH AND DEVELOPMENT

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Research and development	$105,938	$91,196	$78,103	16.2%	16.8%
Percentage of total revenue	12.8%	13.3%	14.2%

Research and development (“R&D”) costs were $105.9 million, $91.2 million, and $78.1 million, for fiscal 2005, 2004, and 2003, respectively. While these costs have continued to increase, in dollar terms, over the last several fiscal years, they have decreased as a percentage of revenue to 13% in fiscal 2005 and fiscal 2004, from 14% in fiscal 2003.

R&D expenses are primarily staff related costs attributable to the design and enhancement of existing products, along with the creation of new products. The change in R&D expenses in shown below:

($000s)	Year-over-year Change from Fiscal

	2004 to 2005	2003 to 2004

Staff related costs	$11,743	$12,819
Services purchased externally	(4)	(2,584)
Facilities	1,187	156
Computers	436	1,763
Other	1,380	939

Total year-over-year change	$14,742	$13,093

The increase in R&D expenses, in dollar terms, in fiscal 2005 was predominantly the result of increases in staff related costs resulting from increases in salaries and bonuses as well as associated benefits as compared to the previous fiscal year. Contributing to the increase for the year, but to a lesser extent, were increases in facilities and computers. The average number of employees within R&D increased by 2% in fiscal 2005 compared to fiscal 2004. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased R&D expenses by approximately 6% in fiscal 2005.

The increase, in dollar terms, in fiscal 2004 was predominantly the result of increases in staff related costs partially due to the addition of Adaytum employees. Contributing to the increase for the year, but to a lesser extent, were increases in computer costs. These increases were partially offset by a decrease in services purchased externally as certain projects were completed during the year. The average number of employees within R&D increased by 6% in fiscal 2004 compared to fiscal 2003. R&D expenses were also unfavorably impacted by the effect of foreign currency exchange rates relative to the U.S. dollar.

Currently, we do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during fiscal 2005, 2004, or 2003. Costs were not deferred because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

During fiscal 2005, we continued to focus on bringing innovative new products to market. In July 2004, we shipped Cognos ReportNet 1.1, our enterprise reporting software that provides coverage for both production and business reporting as well as Cognos Metrics Manager 2.2, our next-generation scorecarding software for metrics management and interactive scorecarding. In August 2004, we shipped PowerPlay 7.3, our multidimensional exploration and analysis software, and Impromptu Web Reports 7.3 and Cognos Query 7.3, our pre-existing reporting and ad hoc query products. In December 2004, we released version 2.0 of our analytic applications. Also in December 2004, we introduced Cognos Controller 2.3 which is the first Cognos-branded offering from our acquisition of Frango. Cognos Controller offers sophisticated global consolidation and financial reporting capabilities.

During the year, we entered into an OEM agreement with Composite to embed its EII software into Cognos ReportNet, thereby extending our open data strategy for our customers. In addition to the OEM agreement with Composite, we also took a minority equity interest in the company.

In fiscal 2006, we will continue to invest in R&D activities. We expect to launch a new generation of our Enterprise Business Intelligence Series built on the same architecture as Cognos ReportNet. This offering will include query, reporting, analysis, scorecarding, and notification off a single services oriented architecture. We also expect to launch new releases of Cognos Controller and Cognos Planning in the upcoming year.

AMORTIZATION OF INTANGIBLE ASSETS

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005		2003 to 2004

Amortization of intangible assets	$6,231	$8,060	$4,065	(22	.7)%	98.3%

Amortization of intangible assets was $6.2 million, $8.1 million, and $4.1 million for fiscal 2005, 2004, and 2003, respectively.

The change in amortization of intangible assets is shown below:

($000s)	Year-over-year Change from Fiscal

	2004 to 2005	2003 to 2004

Increased amortization due to new intangibles	$ 739	$4,458
Decreased amortization due to fully amortized intangibles	(2,568)	(463)

Total year-over-year change	$(1,829)	$3,995

The decrease in this expense in fiscal 2005 was due to certain intangible items being fully amortized, partially offset by the amortization of intangible assets acquired through our purchase of Frango.

The increase in this expense in fiscal 2004 was due to the amortization of acquired technology and contractual relationships as a result of the acquisition of Adaytum during the fourth quarter of fiscal 2003.

SPECIAL CHARGES

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Patent litigation	--	$1,750	--	*	*

* not meaningful

Fiscal 2005

There were no items in this category in fiscal 2005.

Fiscal 2004

Patent Litigation Settlement

On September 17, 2003, an action was filed in the United States District Court for the Western District of Washington against us and our subsidiary Cognos Corporation by Timeline Inc. for alleged patent infringement. The complaint alleged that our DecisionStream product and other unspecified products infringed certain of Timeline’s U.S. patents. We entered into an agreement with Timeline as of February 12, 2004 to settle the action. Under the terms of the settlement agreement, both parties agreed to dismiss, with prejudice, their respective claims in the action brought by Timeline. We agreed to pay Timeline a settlement totaling $1.7 million, which amount includes a license under certain of Timeline’s patents. We paid this amount in the fourth quarter of fiscal 2004. Neither party admitted any liability or made any admission regarding the validity of the patents.

Fiscal 2003

There were no items in this category in fiscal 2003.

INTEREST INCOME AND EXPENSE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Net interest income	$6,571	$3,390	$5,525	93.8%	(38	.6)%

Interest income was earned on our cash, cash equivalents, and short-term investments and interest expense related primarily to interest incurred on various transactions occurring throughout the year. Net interest income was $6.6 million, $3.4 million, and $5.5 million in fiscal 2005, 2004, and 2003, respectively.

The change in net interest income is shown below:

($000s)	Year-over-year Change from Fiscal

	2004 to 2005	2003 to 2004

Increase (decrease) in interest revenue	$2,724	$(1,441)
Decrease (increase) in interest expense	457	(694)

Total year-over-year change	$3,181	$(2,135)

The increase in fiscal 2005 was primarily attributable to an increase in the average portfolio size as well as an increase in the average effective interest rates as compared to last fiscal year. The average portfolio size increased as compared to the prior fiscal year as a result of cash flows from operations.

The decrease in fiscal 2004 was primarily attributable to a decrease in the average portfolio size and a decrease in the average effective interest rates as compared to the prior fiscal year. The average portfolio size decreased as compared to the prior fiscal year as a result of the acquisition of Adaytum for $157.1 million of cash consideration during the fourth quarter of fiscal 2003.

TAX EXPENSE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2005	2004	2003	2004 to 2005	2003 to 2004

Tax expense	$28,622	$19,052	$31,154	50.2%	(38	.8)%
Effective tax rate	17.3%	15.9%	29.9%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is affected by the relative profitability of our operations in various geographic regions.

In fiscal 2005, we recorded an income tax provision of $28.6 million on $165.2 million of pre-tax income, representing an effective income tax rate of 17%. This effective income tax rate for fiscal 2005 is lower than the rate we recorded in the first three quarters of fiscal 2005 as a result of a favorable geographic mix of earnings and a favorable tax adjustment in the fourth quarter. The effective income tax rate for fiscal 2005 is slightly higher in comparison to the effective tax rate for fiscal 2004.

In fiscal 2004, we recorded an income tax provision of $19.1 million on $119.9 million of pre-tax income, representing an effective income tax rate of 16%. This effective income tax rate for fiscal 2004 is substantially lower than the rate we recorded in fiscal 2003 because of the resolution of several tax audits in various jurisdictions, as well as increased ITCs due primarily to changes in government administrative practices regarding the type of expenses eligible for ITCs.

In fiscal 2003, we recorded an income tax provision of $31.2 million on $104.3 million of pre-tax income, representing an effective income tax rate of 30%.

LIQUIDITY AND CAPITAL RESOURCES

($000s, except DSO)			Percentage Change from Fiscal

	2005	2004	2004 to 2005

Cash and cash equivalents	$378,348	$224,830	68.3%
Short-term investments	144,552	163,411	(11.5)

Cash, cash equivalents, and short-term investments	$522,900	$388,241	34.7
Working capital	344,236	259,502	32.7
Long-term liabilities	--	--

Net cash provided by (used in):
Operating activities	198,467	141,929	39.8
Investing activities	(57,731)	(109,181)	(47.1)
Financing activities	5,664	21,307	(73.4)

Days sales outstanding (DSO)	67	68

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

As of February 28, 2005, we held $522.9 million in cash, cash equivalents, and short-term investments, an increase of $134.7 million from February 29, 2004. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper, term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks, and corporate debt. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from year to year depending on the renewal terms of the investments.

WORKING CAPITAL

Working capital represents our current assets less our current liabilities. As of February 28, 2005, working capital was $344.2 million, an increase of $84.7 million from February 29, 2004. The increase can be attributed to higher levels of cash, cash equivalents, and short-term investments, as a result of the net income for the year, and higher accounts receivable. Partially offsetting this increase were increases in the accruals for salaries, commissions and related items and deferred revenue.

Days sales outstanding (“DSO”) was 67 days at February 28, 2005 as compared to 68 days as at February 29, 2004. We calculate our DSO ratio based on ending accounts receivable balances and quarterly revenue. During fiscal 2005, we continued to work diligently on our collections and were successful in maintaining the health of our accounts receivables throughout fiscal 2005.

LONG-TERM LIABILITIES

As at February 28, 2005 and February 29, 2004, we had no long-term liabilities.

CASH PROVIDED BY OPERATING ACTIVITIES

Cash provided by operating activities (after changes in non-cash working capital items) for fiscal 2005 was $198.5 million, an increase of $56.5 million compared to the prior fiscal year. This increase is attributable to the increase in net income in fiscal 2005 from fiscal 2004. Also contributing to the increase were increases in accrued salaries, commissions, and related items, income taxes payable, and deferred revenue which were partially offset by an increase in accounts receivables.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities was $57.7 million for fiscal 2005, a decrease in investment of $51.5 million compared to the prior fiscal year. The investing activity in fiscal 2005 related primarily to the acquisition of Frango and Optima and our investment in Composite, as well as fixed asset purchases. These were partially offset by proceeds on maturity of short-term investments exceeding purchases of short-term investments by $19.0 million. In fiscal 2004, the investing activity related primarily to an increase in the net investment in short-term investments as the purchases of short-term investments were in excess of the proceeds on maturity of short-term investments by $80.9 million and fixed assets purchases. The fixed asset additions in both years related primarily to computer equipment and software, office furniture and leasehold improvements.

ACQUISITIONS

Fiscal 2005

On September 29, 2004, we completed a tender offer for the shares of Frango AB, a Swedish public company based in Stockholm having global operations. Frango specialized in consolidation and financial reporting solutions. We acquired Frango primarily to add Frango’s consolidation and financial reporting software to our product suite and also to access Frango’s workforce and distribution channels in Europe and Asia, all part of our broader strategy to lead the CPM market. The acquisition of Frango further strengthened our product offering to the Office of Finance, a key entry point with our customers. The aggregate purchase consideration was $53.1 million paid in cash. Direct costs associated with the acquisition were $1.9 million.

The in-process research and development was valued at an immaterial amount, and therefore the purchase of Frango did not involve the write-off of any in-process research and development.

Of the total purchase price, $8.8 million was allocated to intangible assets, subject to amortization. Of this amount, $7.0 million was allocated to acquired technology and $1.8 million was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for the acquired technology is five years whereas the amortization period for the contractual relationships is approximately eight years. The weighted average amortization for these intangible assets acquired is approximately six years. In the allocation of purchase price, $51.8 million was assigned to goodwill.

During fiscal 2005, we also acquired Optima, a Spanish distributor of Frango products. The acquisition of Optima enhanced our ability to address the requirements of the Spanish market as well as provide support for our global customers. The shareholders of Optima received $2.5 million in cash. Direct costs associated with the acquisition were $0.2 million. In the allocation of the purchase price, $2.3 million was assigned to goodwill.

Fiscal 2004

In February 2004, we acquired Softa Group Limited, a U.K. company (“Softa”), and certain assets of Business Planning Solutions Pte. Ltd., a Singapore company (“BPS”). Softa specialized in strategy formulation and key performance indicators measurement consulting. BPS was a leading distributor of information technology solutions in countries across Southeast Asia, including Singapore, Hong Kong, Thailand, and Malaysia. The aggregate purchase consideration for both acquisitions was $1.0 million paid in cash and a note payable of $1.5 million. Direct costs associated with these acquisitions were $0.6 million. The Softa agreement stipulated that the shareholders of Softa would receive a maximum of $5.0 million in contingent consideration over a three year period ending February 28, 2007 if certain performance thresholds are met. These payments are conditioned on the continued tenure of the shareholders and therefore will be accounted for as compensation expense as earned.

Neither the purchase of Softa nor the purchase of certain of BPS’s assets involved the write-off of any in-process research and development.

Fiscal 2003

On January 10, 2003, we acquired Adaytum, Inc., based in Minneapolis, Minnesota. Adaytum was a leading global provider of enterprise performance planning software. This acquisition enhanced our enterprise planning offering, an essential component of CPM for large companies. Leveraging enterprise BI with enterprise planning completed the Cognos vision for CPM. The ability to offer the full closed-loop CPM (planning, budgeting, monitoring, analysis, and reporting) cycle from a single vendor strengthened the value of our product offering and enhanced the execution of our CPM strategy. The aggregate merger consideration was $157.1 million paid in cash. Additionally, in connection with the merger, we assumed certain stock options issued pursuant to Adaytum’s stock option plan, which became options to purchase approximately 839,000 of our common shares with a fair value of $8.7 million.

The in-process research and development was valued at an immaterial amount, and therefore the purchase of Adaytum did not involve the write-off of any in-process research and development.

Of the total purchase price, $27.5 million was allocated to intangible assets, subject to amortization. Of this amount, $19.7 million was allocated to acquired technology and $7.8 million was allocated to contractual relationships. The weighted average amortization period of these intangible assets is approximately six years. In the allocation of purchase price, $154.3 million was allocated to goodwill. This represents the excess of the purchase price paid for Adaytum over the fair value of the net tangible and identifiable intangible assets acquired.

CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities was $5.7 million for fiscal 2005, a decrease of $15.6 million compared to the prior fiscal year. Our financing activities for both fiscal years involved the repurchase of our own shares in the open market, and the issuance of shares pursuant to our stock purchase plan and the exercise of stock options. We issued 2,322,000 common shares valued at $48.7 million during fiscal 2005, compared to 2,071,000 common shares valued at $33.3 million during fiscal 2004. During fiscal 2005, we repurchased 1,154,000 shares at a cost of $42.7 million, compared to 315,000 shares at a cost of $9.7 million in fiscal 2004.

The share repurchases made in the past two fiscal years were part of distinct open market share repurchase programs through The Nasdaq National Market and The Toronto Stock Exchange. The share repurchase programs have historically been adopted in October of each year and run for one year. They allow the Corporation to purchase no more than 5% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq National Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. All shares repurchased under the completed share repurchase programs were cancelled and all shares repurchased under the current share repurchase program will be cancelled. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary. (See Note 11 of the Notes to the Consolidated Financial Statements.)

CONTRACTS AND COMMITMENTS

We have an unsecured credit facility, subject to annual renewal. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $12.5 million (U.S. $10.2 million), subject to certain covenants. As of February 28, 2005 and February 29, 2004, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization. Annual payments on these leases were approximately $22.4 million in fiscal 2005. Commitments related to the operating leases over the next five years and thereafter are disclosed in Note 7 of the Notes to the Consolidated Financial Statements.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. In line with this objective, historically, we have entered into foreign exchange forward contracts to hedge portions of the net investment in our various subsidiaries. As we have seen limited value from this activity, we discontinued it in fiscal 2005.

During fiscal 2005, the Corporation entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As of February 28, 2005, the Corporation had cash flow hedges, with maturity dates between February 28, 2006 and January 14, 2008, to exchange the U.S. dollar equivalent of $78.8 million in foreign currency. The estimated fair value of these contracts at February 28, 2005 was not material. We entered into these foreign currency exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

In connection with the acquisition of Frango, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. At February 28, 2005, the total cash payments remaining in relation to the accrual are $5.2 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions and related items. All amounts excluding lease payments are expected to be paid during fiscal 2006. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

The following table summarizes our outstanding cash commitments as of February 28, 2005:

($000s)	Payments due by period

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt	$ --	$ --	$ --	$ --	$ --
Capital leases	--	--	--	--	--
Operating leases	101,260	21,705	34,930	26,402	18,223
Purchase obligations	31,219	14,943	10,876	5,400	--
Other long-term liabilities	--	--	--	--	--

Total outstanding cash commitments	$132,479	$36,648	$45,806	$31,802	$18,223

Purchase obligations include agreements above $100,000 to purchase goods and services that are enforceable and legally binding. They do not include agreements that are cancelable without penalty. Retirement contributions are not included in this schedule. In fiscal 2005, we contributed $11.0 million to various retirement plans around the world for our employees. We estimate that we will contribute a similar amount in future years.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the U.S. Sensitivity analysis is used to measure our interest rate risk. For the fiscal year ending February 28, 2005, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

FOREIGN CURRENCY RISK

We operate internationally, accordingly, a substantial portion of our financial instruments is held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure, as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. In line with this objective, historically, we have entered into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. As we have seen limited value from this activity, we discontinued it in fiscal 2005. The forward contracts have typically been between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of February 28, 2005, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately two to three percent.

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

CRITICAL ACCOUNTING ESTIMATES

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

The following critical accounting policies and significant estimates are used in the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Accounting for Income Taxes

•	Business Combinations

•	Impairment of Goodwill and Long-lived Assets

Revenue Recognition — We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements (collectively “SOP 97-2”). As such, we exercise judgment and use estimates in connection with the determination of the amount of software license, maintenance and professional services revenues to be recognized in each accounting period.

Under the residual method prescribed by SOP 97-2, a portion of the arrangement fee is first allocated to undelivered elements included in the arrangement based on vendor specific objective evidence with the remainder of the arrangement fee being allocated to the delivered elements of the arrangement. Cognos contracts commonly include product license, product support and services (e.g. education, consulting, etc.). Each product license arrangement requires careful analysis to ensure that all of the individual elements in the transaction have been identified, along with the fair value of each element.

We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The fair value of the services portion of the arrangement is established according to our standard price list. Quantity discounts are built into this price list and reflect fees charged when services are sold separately from a product license. We determine the fair value of the product support portion of the arrangement based on the product support renewal rate if product support is negotiated separately and the rate is reflective of the expected renewal rate for the first support period not covered by the arrangement. If product support is not separately negotiated in the agreement, product support is separated based on a percentage of negotiated product license fees that is consistent with similar transactions. If evidence of fair value cannot be established for the undelivered elements of a product license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

We sell off-the shelf software, however SOP 97-2 requires that judgment be applied to distinguish whether multiple elements in an arrangement can be treated as separate accounting units. In order to account separately for the services element of an arrangement that includes both product license and services, the services (a) must not be essential to the functionality of any other element of the transaction and (b) must be stated separately such that the total price of the arrangement can be expected to vary as the result of the inclusion or exclusion of the services. If these two criteria are not met, the entire arrangement is accounted for using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. While the service element must be stated separately, the service element does not have to be priced separately in the contract in order to separately account for the services as a separate element of the transaction.

We recognize revenue for resellers, value added resellers, original equipment manufacturers, and strategic system integrators (collectively “third-party”) in a similar manner to our recognition of revenue for end-users.

For substantially all of our software arrangements, we defer revenue for the fair value of the product support and services to be provided to the customer and recognize revenue for the product license when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided the fee is fixed or determinable and collection is deemed probable.

We evaluate each of these criteria as follows:

•	Persuasive evidence of an arrangement exists: Our standard business practice is that persuasive evidence exists when we have a binding contract between ourselves and a customer for the provision of software or services.

•	Delivery has occurred: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to download the licensed program. Our typical end user license agreement does not include customer acceptance provisions. We recognize revenue from third-parties in the same fashion as end-user licenses unless fee payments are based upon the number of copies made or ordered. In cases where the fees are linked to the number of copies, revenue is recognized upon sell-through to the end customer.

•	The fee is fixed or determinable: A fee is fixed or readily determinable if it is a fixed amount of money or an amount that can be determined at the commencement of the contract, and is payable on Cognos standard payment terms. Fees are generally considered fixed and determinable unless a significant portion (more than 10%) of the licensing fee is due more that 12 months after delivery. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. Our typical end user and third-party license agreement does not allow for refunds, returns or adjustments. However, in the rare circumstances where this might occur and these provisions are agreed upon, revenue is recognized upon the expiration of the rights of exchange or return. For third-parties, if they are newly formed, undercapitalized, or in financial difficulty, or if uncertainties about the number of copies to be sold by the partner exist, fees are not considered fixed and determinable. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collectibility is probable: We extend credit to credit worthy customers in order to facilitate our business. Credit is extended through the process of risk identification, evaluation, and containment. In practical terms, this process will take the form of: customer credit checks; established credit limits for customers (where necessary); and predetermined terms of sale. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

Our customers typically pre-pay product support for the first year in connection with a new product license, and the related revenue is deferred and recognized ratably over the term of the initial product support contract. Product support is renewable by the customer on an annual basis thereafter. Rates for product support, including subsequent renewal rates, are typically established based upon a specified percentage of net product license fees as set forth in the arrangement. Services revenue primarily consists of implementation services related to the installation of our products and training revenues. Our software is ready to use by the customer upon receipt. While many of our customers may choose to configure the software to fit their specific needs, our implementation services do not involve significant customization to or development of the underlying software code. Substantially all of our services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use our judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts over 360 days and specific accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for 2% of those receivables at February 28, 2005. In order to determine the percentage used, we analyze, on an annual basis, the geographical aging of the accounts, the nature of the receivables (i.e. license, maintenance, consulting), our historical collection experience, and current economic conditions.

In the past, changes in these factors have resulted in adjustments to our allowance for doubtful accounts. These adjustments have been accounted for as changes in estimates. The effect of which has not been significant on our results of operations and financial condition. As these factors change, the estimates made by management will also change, which will impact our provision for doubtful accounts in the future. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Accounting for Income Taxes — As an entity which operates globally, we calculate our income tax liabilities in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. We employ tax planning strategies which, by their nature, involve complicated transactions. Those transactions are subject to review or audit by taxation authorities and the ultimate tax outcome bears a measure of uncertainty. We must therefore make estimates and judgments based on our knowledge and understanding of local and international tax legislation in determining our worldwide tax provision and it may take a considerable period of time for the ultimate tax outcome to be known. In the past, we have made adjustments as a result of these changes in circumstance. These adjustments have been accounted for as changes in estimates. The effect of these changes has not been significant on our results of operations and financial condition. We believe our estimates are reasonable, however, we will continue to adjust our estimates as circumstances change. Therefore, the ultimate tax outcome could differ materially from the amounts recorded in our financial statements. These differences could have a material effect on our financial position and our net income in the period such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered forecasted taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realized.

Our valuation allowance pertains primarily to net operating loss carryforwards resulting from acquisitions. In the event we were to subsequently determine that we would be able to realize deferred tax assets related to acquisitions in excess of the net purchase price allocated to those deferred tax assets, we would record a credit to goodwill.

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

We provide for withholding taxes on the undistributed earnings of our foreign subsidiaries where applicable. The ultimate tax liability related to the undistributed earnings could differ materially from the liabilities recorded in our financial statements. These differences could have a material effect on our income tax liabilities and our net income.

Business Combinations — We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. We allocate the purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill.

Historically, our acquisitions have resulted in the recognition of significant amounts of goodwill and acquired intangible assets. In order to allocate a purchase price to these intangible assets and goodwill, we make estimates and judgments based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful life of the acquired intangible assets. Should different conditions prevail, we could incur write-downs of goodwill, write-downs of intangible assets, or changes in the estimation of useful life of those intangible assets. In the past, we have made adjustments to the valuation allowance on deferred tax assets related to loss carry forwards acquired through acquisitions and the restructuring accrual related to acquisitions. These adjustments did not affect our result of operations. Instead, these adjustments were applied to goodwill.

In accordance with SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below under Impairment of Goodwill and Long-lived Assets.

Intangible assets currently include acquired technology, contractual relationships, and trademarks and patents. Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of the software products acquired. Acquired technology is amortized over its estimated useful life on a straight-line basis. Contractual relationships represent contractual and separable relationships that we have with certain customers and partners that we acquired through acquisitions. These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows and are amortized over their estimated useful life. Trademarks and patents are initially recorded at cost. Cost includes legal fees and other expenses incurred in order to obtain these assets. They are amortized over their estimated useful life on a straight-line basis.

In accordance with SFAS 142, we continuously evaluate the remaining useful life of our intangible assets being amortized to determine whether events or circumstances warrant a revision to the estimated remaining amortization period.

Other estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs primarily relate to involuntary employee separations and accruals for vacating duplicate premises. Restructuring costs associated with the pre-acquisition activities of an entity acquired are accounted for in accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Business Combination (“EITF 95-3”). To calculate restructuring costs accounted for under EITF 95-3, management estimates the number of employees that will be involuntarily terminated and the associated costs and the future costs to operate and sublease duplicate facilities once they are vacated. Changes to the restructuring plan could result in material adjustments to the restructuring accrual.

Impairment of Goodwill and Long-lived Assets — In accordance with SFAS 142, goodwill is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Corporation as a whole is considered one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore, the first step of our annual test is to compare the fair value of our shares on The Nasdaq Stock Market to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value, we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. To date, we have not needed to perform the second step in testing goodwill impairment. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized.

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. Events or changes in facts or circumstances can include a strategic change in business direction, decline or discontinuance of a product line, a reduction in our customer base or a restructuring. If one of these events or circumstances indicates that the carrying value of an asset may not be recoverable, the amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset as calculated using a net realizable value methodology. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005. Early adoption is permitted. We have not yet determined which fair-value method or transitional provision we will follow. The impact on Cognos financial statements of applying one of the acceptable fair-value based methods of accounting for stock options is disclosed in Note 1 of the Notes to the Consolidated Financial Statements.

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

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. We expect our competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies. The software market may continue to consolidate by merger or acquisition. If one or more of our competitors merges or partners with another of our competitors or if we were to become the subject of an unsolicited acquisition initiative by another enterprise, any such change in the competitive landscape could adversely affect our ability to compete. As well, competition may increase by the entry or expansion of other large software vendors into this market. These competitors may have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. New product announcements or introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

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

We have experienced revenue growth from our products in the past. We cannot, however, provide assurance that revenue from these products will continue to grow, or grow at previous rates or rates projected by management. Anticipated revenue may be reduced by any one, or a combination of, unforeseen market, economic, or competitive factors some of which are discussed in this section. We have experienced and in the future may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

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

As our business evolves toward larger transactions at the enterprise level, the presence or absence of one or more of these large transactions in a particular period may have a material upwards or downwards effect on the revenue estimates in that period. These significant transactions require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. These factors combine to lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter its purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods.

Our expenses may not match anticipated revenues.

We base our operating expenses on anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in completing license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition, or results of operations could be materially and adversely affected.

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

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. These sales operations face risks arising from local political, legal and economic factors such as the general economic conditions in each country or region, varying regulatory requirements, compliance with international and local trade, labor and other laws, and reduced intellectual property protections in certain jurisdictions. We may also face difficulties in managing our international operations, collecting receivables in a timely fashion, and repatriating earnings. Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole. Also, a substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, such as the Canadian dollar and the euro, may have a material adverse effect on our business, financial condition, and operating results. Please see further discussion on foreign currency risk included in the Market Risk section of this MD&A.

Making and integrating acquisitions could impair our operating results.

We have acquired and, if appropriate, will continue to seek to acquire additional products or businesses that we believe are complementary to ours. Acquisitions, including but not limited to our acquisition of Frango AB, involve a number of other risks, including: diversion of management’s attention; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business and its personnel; assumption of disclosed and undisclosed liabilities; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and or models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated.

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

Our share price may fluctuate.

The market price of our common shares may be volatile and could be subject to wide fluctuations due to a number of factors, including: actual or anticipated fluctuations in our results of operations; changes in estimates of our future results of operations by us or securities analysts; announcements of technological innovations or new products by us or our competitors; general industry changes in the BI and CPM tools or related markets; or other events or factors.

New Accounting Pronouncements may require us to change the way in which we account for our operational or business activities.

The FASB and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than the manner in which we have had experience. For example, beginning with fiscal years starting after June 15, 2005, a new FASB pronouncement will require us to expense the fair value of stock options. As a result, we will likely report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact on Cognos’ current financial statements of applying a fair value method of accounting for stock options is disclosed in Note 1 of the Condensed Notes to the Consolidated Financial Statements.

QUARTERLY RESULTS

The following table sets out selected unaudited consolidated financial information for each quarter in fiscal 2005 and fiscal 2004.

	Fiscal 2004				Fiscal 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	($000s, except per share amounts, U.S. GAAP)

Revenue	$150,563	$158,181	$172,227	$202,146	$173,619	$185,220	$210,366	$256,326
Cost of revenue	28,825	29,496	31,096	33,340	33,271	35,077	37,660	43,124

Gross margin	121,738	128,685	141,131	168,806	140,348	150,143	172,706	213,202

Operating expenses
Selling, general, and administrative	80,238	81,495	85,959	95,103	90,509	90,230	102,206	122,630
Research and development	23,294	21,714	22,265	23,923	24,325	25,382	26,987	29,244
Amortization of intangibles	2,105	1,991	2,116	1,848	1,372	1,369	1,672	1,818
Special charges	--	--	--	1,750	--	--	--	--

Total operating expenses	105,637	105,200	110,340	122,624	116,206	116,981	130,865	153,692

Operating income	$ 16,101	$ 23,485	$ 30,791	$ 46,182	$ 24,142	$ 33,162	$ 41,841	$ 59,510

Net income	$ 12,391	$ 18,158	$ 24,248	$ 46,100	$ 20,125	$ 27,599	$ 34,545	$ 54,335

Net income per share
Basic	$0.14	$0.20	$0.27	$0.51	$0.22	$0.31	$0.38	$0.60

Diluted	$0.14	$0.20	$0.26	$0.50	$0.22	$0.30	$0.37	$0.58

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COGNOS INCORPORATED

REPORT OF MANAGEMENT ON FINANCIAL STATEMENTS AND INTERNAL CONTROLS OVER FINANCIAL REPORTING:

FINANCIAL STATEMENTS

The Corporation’s management is responsible for preparing the accompanying consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”). In preparing these consolidated financial statements, management selects appropriate accounting policies and uses its judgment and best estimates to report events and transactions as they occur. Management has determined such amounts on a reasonable basis in order to ensure that the financial statements are presented fairly, in all material respects. Financial data included throughout this annual report is prepared on a basis consistent with that of the consolidated financial statements.

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

INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) for the Corporation. Internal Control is a set of processes designed by, or under the supervision of, the Corporation’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States GAAP. Please refer to “Item 9A. Controls and Procedures” of this annual report on Form 10-K for the limitations of Internal Control.

Under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, the Corporation conducted an evaluation of the effectiveness of its Internal Control based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, also known as COSO. Based on this evaluation under the COSO framework, management concluded that the Corporation’s Internal Control over Financial Reporting was effective in providing reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as of February 28, 2005.

Management’s assessment of the effectiveness of the Corporation’s Internal Control as of February 28, 2005 has been audited by Ernst & Young LLP, the Corporation’s independent registered public accounting firm. Their attestation and report are included on page 59 of this annual report on Form 10-K for the year ended February 28, 2005.

/s/ Robert G. Ashe	/s/ Tom Manley

Robert G. Ashe	Tom Manley
President and Chief Executive Officer	Senior Vice President,
Finance & Administration and
Chief Financial Officer

March 24, 2005

COGNOS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF COGNOS INCORPORATED

We have audited the accompanying consolidated balance sheets of Cognos Incorporated as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2005. Our audits also include the financial statement schedule listed in the Index at (a) 2 in Item 15. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognos Incorporated at February 28, 2005 and February 29, 2004, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2005, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cognos Incorporated’s internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2005 expressed an unqualified opinion thereon.

Ottawa, Canada	/s/ Ernst & Young LLP
March 24, 2005	Chartered Accountants

AUDITORS' REPORT ON INTERNAL CONTROLS UNDER STANDARDS OF THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (UNITED STATES)

TO THE SHAREHOLDERS OF COGNOS INCORPORATED

We have audited management’s assessment, included in the accompanying “Report of Management on Financial Statements and Internal Controls over Financial Reporting”, that Cognos Incorporated maintained effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cognos Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cognos Incorporated maintained effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cognos Incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on the COSO criteria.

We also have audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Cognos Incorporated and our report dated March 24, 2005 expressed an unqualified opinion thereon.

Ottawa, Canada	/s/ Ernst & Young LLP
March 24, 2005	Chartered Accountants

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(US$000s except share amounts, U.S. GAAP)

		Years Ended the Last Day of February,

	Note	2005	2004	2003

Revenue
Product license		$ 362,958	$ 286,128	$ 246,697
Product support		320,451	274,251	211,633
Services		142,122	122,738	92,706

Total revenue		825,531	683,117	551,036

Cost of revenue
Cost of product license		3,025	4,270	2,927
Cost of product support		32,805	28,076	20,467
Cost of services		113,302	90,411	70,324

Total cost of revenue		149,132	122,757	93,718

Gross margin		676,399	560,360	457,318

Operating expenses
Selling, general, and administrative		405,575	342,795	276,377
Research and development		105,938	91,196	78,103
Amortization of intangible assets		6,231	8,060	4,065
Special charges	8	--	1,750	--

Total operating expenses		517,744	443,801	358,545

Operating income		158,655	116,559	98,773
Interest expense		(909)	(1,366)	(672)
Interest income		7,480	4,756	6,197

Income before taxes		165,226	119,949	104,298
Income tax provision	10	28,622	19,052	31,154

Net income		$ 136,604	$ 100,897	$ 73,144

Net income per share	11
Basic		$1.51	$1.13	$0.83

Diluted		$1.47	$1.10	$0.81

Weighted average number of shares (000s)	11
Basic		90,517	89,325	87,936

Diluted		93,238	91,959	90,531

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(US$000s, U.S. GAAP)

		February 28,	February 29,
	Note	2005	2004

Assets
Current assets
Cash and cash equivalents	9	$ 378,348	$ 224,830
Short-term investments	9	144,552	163,411
Accounts receivable	2	189,602	152,859
Prepaid expenses and other current assets		18,941	16,668
Deferred tax assets	10	3,856	2,445

		735,299	560,213
Fixed assets, net	3	73,566	71,292
Intangible assets, net	4, 6	27,234	23,643
Other assets	9	6,378	--
Goodwill	5, 6	221,490	172,323

		$ 1,063,967	$ 827,471

Liabilities
Current liabilities
Accounts payable		$ 30,705	$ 30,698
Accrued charges	6	31,047	25,483
Salaries, commissions, and related items	6	91,010	59,903
Income taxes payable	10	21,148	5,875
Deferred revenue		217,153	178,752

		391,063	300,711
Deferred income taxes	10	17,083	18,098

		408,146	318,809

Commitments and Contingencies	6, 7
Stockholders' Equity
Capital stock
Common shares and additional paid-in capital
(2005 - 91,070,967; 2004 - 89,902,895)	11	252,561	206,499
Treasury shares (2005 - 46,375; 2004 - 43,500)		(1,199)	(1,065)
Deferred stock-based compensation		(277)	(730)
Retained earnings		402,020	305,399
Accumulated other comprehensive income (loss)		2,716	(1,441)

		655,821	508,662

		$ 1,063,967	$ 827,471

(See accompanying notes)

On behalf of the Board:

/s/ John E. Caldwell	/s/ Renato Zambonini
John E. Caldwell, Director	Renato Zambonini, Chairman

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(US$000s except share amounts, U.S. GAAP)

	Common Shares and
	Additional Paid-in Capital		Treasury Shares		Deferred		Accumulated Other
					Stock-based	Retained	Comprehensive
	Shares (000s)	Amount	Shares (000s)	Amount	Compensation	Earnings	Income (Loss)	Total

Balances, February 28, 2002	87,997	$152,429			$(792)	$158,762	$(15,226)	$295,173

Issuance of stock
Stock option plans	886	10,376						10,376
Stock purchase plans	131	2,323						2,323
Deferred stock-based compensation					(577)			(577)
Amortization of deferred stock-based compensation	21				590			590
Fair value of options assumed		8,654						8,654
Repurchase of shares	(910)	(1,613)				(18,379)		(19,992)
Income tax effect related to stock options		651						651
Restricted share unit plan
Repurchase of shares			23	(501)				(501)
Units granted		543			(543)			--
Amortization of deferred stock-based
compensation					79			79

	88,125	173,363	23	(501)	(1,243)	140,383	(15,226)	296,776

Net income						73,144		73,144
Other comprehensive income
Foreign currency translation adjustments							6,602	6,602

Comprehensive income						73,144	6,602	79,746

Balances, February 28, 2003	88,125	$ 173,363	23	$ (501)	$(1,243)	$ 213,527	$(8,624)	$ 376,522

Issuance of stock
Stock option plans	1,959	28,640						28,640
Stock purchase plans	112	2,782						2,782
Amortization of deferred stock-based
compensation	22				435			435
Fair value of options assumed		311						311
Repurchase of shares	(315)	(673)				(9,025)		(9,698)
Income tax effect related to stock options		1,844						1,844
Restricted share unit plan
Repurchase of shares			21	(564)				(564)
Units granted		232			(232)			--
Amortization of deferred stock-based
compensation					310			310

	89,903	206,499	44	(1,065)	(730)	204,502	(8,624)	400,582

Net income						100,897		100,897
Other comprehensive income
Foreign currency translation adjustments							7,183	7,183

Comprehensive income						100,897	7,183	108,080

Balances, February 29, 2004	89,903	$ 206,499	44	$(1,065)	$ (730)	$ 305,399	$(1,441)	$ 508,662

Issuance of stock
Stock option plans	2,236	43,633						43,633
Stock purchase plans	86	2,537						2,537
Amortization of deferred stock-based
compensation					190			190
Repurchase of shares	(1,154)	(2,752)				(39,983)		(42,735)
Income tax effect related to stock options		2,564						2,564
Restricted share unit plan
Repurchase (release) of shares		(201)	2	(134)				(335)
Units granted		281			(281)			--
Amortization of deferred stock-based
compensation					544			544

	91,071	252,561	46	(1,199)	(277)	265,416	(1,441)	515,060

Net income						136,604		136,604
Other comprehensive income
Net loss on derivative instruments							(348)	(348)
Foreign currency translation adjustments							4,505	4,505

Comprehensive income						136,604	4,157	140,761

Balances, February 28, 2005	91,071	$ 252,561	46	$(1,199)	$ (277)	$ 402,020	$ 2,716	$ 655,821

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s, U.S. GAAP)

	Years Ended the Last Day of February,

	2005	2004	2003

Cash flows from operating activities
Net income	$ 136,604	$ 100,897	$ 73,144
Non-cash items
Depreciation and amortization	26,384	30,123	21,870
Amortization of deferred stock-based compensation	734	745	669
Amortization of other deferred compensation	7	175	477
Deferred income taxes	(4,364)	5,778	4,043
Loss on disposal of fixed assets	413	594	174

	159,778	138,312	100,377
Change in non-cash working capital
Increase in accounts receivable	(23,734)	(5,983)	(41)
Decrease (increase) in prepaid expenses and other current assets	(118)	(6,340)	281
Increase (decrease) in accounts payable	(5,900)	(5,045)	798
Decrease in accrued charges	(2,891)	(11,612)	(16,371)
Increase in salaries, commissions, and related items	23,987	7,238	2,234
Increase (decrease) in income taxes payable	15,032	1,226	(1,259)
Increase in deferred revenue	32,313	24,133	18,506

Net cash provided by operating activities	198,467	141,929	104,525

Cash flows from investing activities
Maturity of short-term investments	330,716	230,594	299,414
Purchase of short-term investments	(311,689)	(311,542)	(253,868)
Additions to fixed assets	(17,516)	(25,213)	(15,921)
Additions to intangible assets	(977)	(1,270)	(533)
Increase in other assets	(6,378)	--	--
Acquisition costs, net of cash and cash equivalents	(51,887)	(1,750)	(152,199)

Net cash used in investing activities	(57,731)	(109,181)	(123,107)

Cash flows from financing activities
Issue of common shares	48,734	33,266	13,350
Purchase of treasury shares	(335)	(564)	(501)
Repurchase of shares	(42,735)	(9,698)	(19,992)
Decrease in long-term debt and long-term liabilities	--	(1,697)	(9,231)

Net cash provided by (used in) financing activities	5,664	21,307	(16,374)

Effect of exchange rate changes on cash	7,118	8,187	4,644

Net increase (decrease) in cash and cash equivalents	153,518	62,242	(30,312)
Cash and cash equivalents, beginning of period	224,830	162,588	192,900

Cash and cash equivalents, end of period	378,348	224,830	162,588
Short-term investments, end of period	144,552	163,411	79,670

Cash, cash equivalents, and short-term investments, end of period	$ 522,900	$ 388,241	$ 242,258

(See accompanying notes)

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Cognos Incorporated (the “Corporation”) is a global leader in business intelligence and corporate performance management (“CPM”) software solutions. The Corporation’s solutions help improve business performance by enabling planned performance management through the consistent reporting and analysis of data derived from various sources. The Corporation’s integrated solutions consist of a suite of business intelligence components, performance management applications, and analytical applications. The Corporation’s customers can strategically apply these software solutions across the extended enterprise to address their need for CPM. The solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, consolidation, reporting, analysis, and scorecarding products. The Corporation markets and supports these solutions both directly and through resellers worldwide.

Basis of Presentation

These consolidated financial statements have been prepared by the Corporation in United States (“U.S.”) dollars and in accordance with United States generally accepted accounting principles (“GAAP”), applied on a consistent basis unless otherwise stated.

Basis of Consolidation

These consolidated financial statements include the accounts of the Corporation and its subsidiaries.

During fiscal 2005, the Corporation adopted the Financial Accounting Standards Boards (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46 (R)”) in respect of an undercapitalized distributor in which the Corporation has an investment and which qualifies as a variable interest entity. The adoption of FIN 46 (R) did not have a material impact on the Corporation’s financial condition or results of operations. The assets of the variable interest entity are classified as cash and cash equivalents and accounts receivable and are not material to these consolidated financial statements. The creditors of this variable interest entity have no recourse to the general credit of the Corporation.

All subsidiaries, except for the variable interest entity described above, are wholly owned. Intercompany transactions and balances have been eliminated.

Business Combinations

The Corporation accounts for acquisitions of companies in accordance with the FASB Statement No. 141, Business Combinations (“SFAS 141”). The Corporation allocates the purchase price to tangible assets, intangible assets, and liabilities based on estimated fair values at date of acquisition with the excess of the purchase price amount being allocated to goodwill.

Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. In particular, management makes judgments related to, among other things, revenue recognition, the allowance for doubtful accounts, income taxes, business acquisitions and the related goodwill, intangibles and restructuring accrual, and the impairment of goodwill and long-lived assets. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the results for the periods presented. Actual results could differ from these estimates.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Comprehensive Income

Comprehensive Income includes net income and other comprehensive income (“OCI”). OCI refers to changes in net assets from certain transactions and other events, and circumstances other than transactions with stockholders. These changes are recorded directly as a separate component of Stockholders’ Equity and excluded from net income. OCI includes the foreign currency translation adjustments for subsidiaries that do not use the U.S. dollar as their functional currency net of gains or losses on derivatives designated as a hedge of the net investment in foreign operations and the effective portion of cash flow hedges where the hedged item has not yet been recognized in income. Tax effects of foreign currency translation adjustments pertaining to those subsidiaries are generally included in OCI.

Foreign Currency Translation

The financial statements of the parent company and its non-U.S. subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. The financial statements of the parent and the majority of its foreign subsidiaries are measured using local currency as the functional currency. All balance sheet amounts have been translated using the exchange rates in effect at the applicable year end. Income statement amounts have been translated using the weighted average exchange rate for the applicable year. The gains and losses resulting from the changes in exchange rates from year to year have been reported as a separate component of Stockholders’ Equity.

Currency transaction gains and losses are immaterial for all periods presented.

Revenue

The Corporation recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended by SOP No. 98-9 Software Revenue Recognition with Respect to Certain Arrangements (collectively “SOP 97-2”) issued by the American Institute of Certified Public Accountants.

The Corporation recognizes revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For contracts with multiple obligations, the Corporation allocates revenue to each element of the contract based on vendor specific objective evidence (“VSOE”) of the fair value of the elements using the residual method as described in SOP 97-2.

Substantially all of the Corporation’s product license revenue is earned from licenses of off-the-shelf software requiring no customization. If a license includes the right to return the product for refund or credit, revenue is deferred, until the right of return lapses.

Revenue from product support contracts is recognized ratably over the life of the contract, typically 12 months. Incremental costs directly attributable to the acquisition of product support contracts, and that would not have been incurred but for the acquisition of that contract, are deferred and expensed in the period the related revenue is recognized. These costs include commissions payable on sales of support contracts.

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

As required by SOP 97-2, the Corporation establishes VSOE for each element of a contract with multiple obligations (e.g., delivered and undelivered products, support obligations, education, consulting, and other services). The Corporation determines VSOE for service elements based on the normal pricing and discounting practices for those elements when they are sold separately and for product support elements based on the renewal rates offered to customers; the remaining arrangement fee is then assigned to the license element of the contract.

The Corporation recognizes revenue for resellers, value added resellers, original equipment manufacturers, and strategic system integrators (collectively “third-party”) in a similar manner to revenue for end-users. The Corporation recognizes revenue on physical transfer of the master copy to the third-party if the license fee is a one-time up-front fixed irrevocable payment and all other revenue recognition criteria have been met. If there are multiple license fee payments based on the number of copies made or ordered, delivery occurs and revenue is recognized when the copies are licensed and delivered to an end-user. It is the Corporation’s general business practice not to offer or agree to exchanges or returns with third-parties. If a third-party is newly formed, undercapitalized or in financial difficulty, or if uncertainties about the number of copies to be sold by the third-party exist, revenue is deferred and recognized when cash is received if all other revenue recognition criteria have been met.

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

Derivative Financial Instruments

In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and the corresponding amendments under FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item are recognized in net income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in net income when the hedged item affects net income. If the derivative is designated a hedge of net investment in foreign operations, the changes in fair value are reported in OCI as part of the cumulative translation adjustment to the extent that it is effective.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Allowance for Doubtful Accounts

The Corporation maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. An allowance is maintained for 100% of all accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based on the aging of the accounts, the Corporation’s historical collection experience, and current economic conditions.

Fixed Assets

Fixed assets are recorded at cost. Computer equipment and software, and the building, are depreciated using the straight-line method over their estimated useful life. Office furniture is depreciated using the diminishing balance method. Building improvements are amortized using the straight-line method over the life of the improvement. Leasehold improvements are amortized using the straight-line method over either the life of the improvement or the term of the lease, whichever is shorter. Fixed assets are tested for impairment when evidence of a decline in value exists and are adjusted to estimated fair value if the asset is impaired.

Intangible Assets

This category consists of acquired technology, deferred compensation, and contractual relationships associated with various acquisitions, as well as trademarks and patents.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. Acquired technology is amortized over its estimated useful life on a straight-line basis.

Deferred compensation consists of cash consideration associated with acquisitions made by the Corporation. Deferred compensation is recorded when its future payment is determinable and is payable contingent upon the continued tenure of the principals of the acquired companies who have become employees of the Corporation. Under generally accepted accounting principles, these amounts are accounted for as compensation rather than as a component of the purchase price.

Contractual relationships represent relationships that the Corporation has with certain customers and partners that are based on contractual or legal rights and are considered separable. These contractual relationships were acquired by the Corporation through business combinations and were initially recorded at their fair value based on the present value of expected future cash flows. Contractual relationships are amortized over their estimated useful lives.

Trademarks and patents are initially recorded at cost. Cost includes legal fees and other expenses incurred in order to obtain these assets. They are amortized over their estimated useful lives on a straight-line basis.

The Corporation continuously evaluates the remaining useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Corporation evaluates the expected future net cash flows of its intangible assets annually. If the book values of the assets were impaired, they would be adjusted to fair value based on discounted cash flows.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Deferred Software Development Costs

Development costs incurred internally in creating computer software to be sold, licensed, or otherwise marketed, are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research costs are expensed as incurred. For costs that are capitalized, the amortization is the greater of the amount calculated using either (i) the ratio that the appropriate product’s current gross revenues bear to the total of current and anticipated future gross revenues for that product, or (ii) the straight-line method over the remaining economic life of the product. Such amortization is recorded over a period not exceeding three years. The Corporation reassesses whether it has met the relevant criteria for continued deferral and amortization at each reporting date. The Corporation did not capitalize any costs of internally-developed computer software to be sold, licensed, or otherwise marketed, and recognized no amortization expense in fiscal 2005, 2004, and 2003.

Goodwill

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net tangible and intangible assets acquired. The Corporation accounts for goodwill in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill is not amortized, but is subject to annual impairment tests in accordance with the pronouncement.

Income Taxes

The Corporation uses the liability method in accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws. A valuation allowance is recorded to the extent that it is considered more likely than not that deferred tax assets will not be realized.

Accounting for Stock Option, Stock Purchase, and Restricted Share Unit Plans

The Corporation applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock option, stock purchase, and restricted share unit plans. Except for certain options assumed on the acquisition of Adaytum, Inc. (“Adaytum”) where compensation cost has been recognized in the financial statements, the exercise price of all stock options is equal to the market price of the stock on the trading day preceding the date of grant. In the case of these stock options, no compensation cost has been recognized in the financial statements. The fair value of each restricted share unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have reduced net income, basic net income per share, and diluted net income per share as indicated in the table below:

(000s, except per share amounts)	2005	2004	2003

Net income:
As reported	$ 136,604	$ 100,897	$ 73,144
Add: Stock-based employee compensation included above	734	745	669
Less: Stock-based employee compensation using fair value based method	(15,864)	(20,976)	(27,808)

Pro forma	$ 121,474	$ 80,666	$ 46,005

Basic net income per share:
As reported	$1.51	$1.13	$0.83
Add: Stock-based employee compensation included above	0.01	0.01	0.01
Less: Stock-based employee compensation using fair value based method	(0.18)	(0.24)	(0.32)

Pro forma	$1.34	$0.90	$0.52

Diluted net income per share:
As reported	$1.47	$1.10	$0.81
Add: Stock-based employee compensation included above	0.01	0.01	0.01
Less: Stock-based employee compensation using fair value based method	(0.18)	(0.23)	(0.31)

Pro forma	$1.30	$0.88	$0.51

Weighted average number of shares:
Basic	90,517	89,325	87,936

Diluted	93,238	91,959	90,531

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rates	3.2%	2.9%	3.7%
Expected volatility	51%	57%	62%
Dividend yield	0%	0%	0%
Expected life of options (years)	4.3	4.3	2.9

2.    ACCOUNTS RECEIVABLE

Accounts receivable include an allowance for doubtful accounts of $8,797,000 and $9,545,000 as of February 28, 2005 and February 29, 2004, respectively.

3.    FIXED ASSETS

	2005		2004

	Cost	Accumulated Depreciation and Amortization	Cost	Accumulated Depreciation and Amortization	Depreciation/ Amortization Rate

	($000s)		($000s)
Computer equipment and
software	$ 100,708	$ 79,171	$ 88,610	$ 67,587	33%
Office furniture	44,505	29,262	39,513	24,946	20%
					Life of
Building and					improvement/
leasehold improvements	26,763	14,151	25,957	13,273	lease term
Land	964	--	886	--	--
Building	28,582	5,372	26,264	4,132	2.5%

	201,522	$127,956	181,230	$109,938

Accumulated depreciation and
amortization	(127,956)		(109,938)

Net book value	$ 73,566		$ 71,292

Depreciation and amortization of fixed assets was $20,152,000, $22,238,000, and $18,284,000 in each of fiscal 2005, 2004, and 2003, respectively.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

4.   INTANGIBLE ASSETS

	2005		2004

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired technology	$ 40,419	$22,688	$ 33,381	$18,161	20%
Deferred compensation	8,945	8,945	8,945	8,938	Compensation Period
Contractual relationships	9,608	2,179	7,800	1,109	12.5%
Trademarks and patents	4,597	2,523	3,620	1,895	20%

	63,569	$36,335	53,746	$30,103

Accumulated amortization	(36,335)		(30,103)

Net book value	$ 27,234		$ 23,643

During fiscal 2005, acquired technology and contractual relationships increased by $7,038,000 and $1,808,000, respectively, resulting from the acquisition of Frango AB (“Frango”) (See Note 6 “Acquisitions”). Trademarks and patents increased by $977,000 and $1,270,000 in fiscal 2005 and 2004, respectively.

Amortization of intangible assets was $6,232,000, $8,060,000, and $4,065,000, in each of fiscal 2005, 2004, and 2003, respectively. The estimated amortization expense related to intangible assets in existence as at February 28, 2005, over the next five years is as follows: ($000s)

2006	$7,209
2007	7,099
2008	6,445
2009	2,921
2010	2,138

5.    GOODWILL

There were net additions to goodwill of $49,167,000 and $2,332,000 during fiscal 2005 and 2004, respectively. The additions during fiscal 2005 related to the acquisitions of Frango and Optima Analytical Solutions SA (“Optima”) partially offset by a reduction to the goodwill related to the acquisition of Adaytum. The additions during fiscal 2004 related to the acquisitions of Business Planning Solutions Pte. Ltd. (“BPS”) and Softa Group Limited (“Softa”), additional consideration paid to the former shareholders of Teijin Cognos Incorporated (“TCI”), partially offset by a reduction to the goodwill related to the Adaytum acquisition. The reduction to the goodwill related to the Adaytum acquisition in fiscal 2005 and fiscal 2004 results from adjustments to the restructuring accrual and a reduction in the valuation allowance on deferred taxes related to Adaytum loss carryforwards as their realization became more likely than not. The additional consideration paid to the shareholders of TCI in fiscal 2004 was based on net revenue of TCI during each quarter as per the original purchase agreement.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The changes in goodwill for fiscal 2005 and 2004 are summarized below:

($000s)	2005	2004

Beginning balance	$172,323	$169,991
Additions to goodwill related to current year acquisitions	54,146	3,127
Adjustments to goodwill from prior years acquisitions	(4,979)	(795)

Closing balance	$221,490	$172,323

Under SFAS 142, which the Corporation implemented March 1, 2002, goodwill is no longer amortized but is subject to an annual impairment test. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test. The Corporation performed the required impairment tests of goodwill as of March 1, 2005 and 2004. Based on these tests, goodwill is not considered to be impaired.

6.    ACQUISITIONS

Fiscal 2005 Acquisitions

On September 29, 2004, the Corporation completed a tender offer for the shares of Frango, a Stockholm Sweden based company with global operations. Frango specialized in consolidation and financial reporting solutions. The Corporation acquired Frango primarily to add Frango’s consolidation and financial reporting software to its product suite and to expand the Corporation’s workforce and distribution channels in Europe and Asia, all part of the Corporation’s broader strategy to lead the CPM market. The aggregate purchase consideration was approximately $53,088,000 paid in cash. Direct costs associated with the acquisition were approximately $1,941,000.

The in-process research and development was valued at an immaterial amount, and therefore the purchase of Frango did not involve the write-off of any in-process research and development.

Of the total purchase price, $8,846,000 was allocated to intangible assets, subject to amortization. Of this amount, $7,038,000 was allocated to acquired technology and $1,808,000 was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for the acquired technology is five years whereas the amortization period for the contractual relationships is approximately eight years. The weighted average amortization for these intangible assets acquired is approximately six years. The fair values of these intangible assets were assigned using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The amortization periods were determined using the estimated economic useful life of the asset.

In the allocation of purchase price, $51,823,000 was assigned to goodwill. This represents the excess of the purchase price paid for Frango over the fair value of the net tangible and identifiable intangible assets acquired.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

During fiscal 2005, the Corporation also acquired Optima, a Spanish distributor of Frango products. The acquisition of Optima will enhance the Corporation’s ability to address the requirements of the Spanish market as well as provide support for its global customers. The shareholders of Optima received approximately $2,482,000 in cash. Direct costs associated with the acquisition were approximately $203,000. In the allocation of the purchase price, $2,323,000 was assigned to goodwill.

Goodwill will not be amortized but will be subject to annual impairment testing, in accordance with the Corporation’s accounting policy (See Note 1 “Summary of Significant Accounting Policies”). The goodwill is not deductible for tax purposes.

In accordance with SFAS 141, the total consideration paid for these acquisitions was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below:

($000s)	Frango	Optima	Total

Assets acquired:
Cash	$ 3,382	$ 301	$ 3,683
Accounts receivable, net	8,444	907	9,351
Prepaid expenses	2,210	--	2,210
Fixed assets	639	74	713
Intangible assets	8,846	--	8,846

	23,521	1,282	24,803

Liabilities assumed:
Accrued charges	3,174	1,123	4,297
Deferred revenue	1,523	--	1,523
Other current liabilities	9,018	--	9,018
Restructuring	5,445	--	5,445
Deferred tax liabilities on intangibles	3,096	--	3,096

	22,256	1,123	23,379

Net assets acquired	1,265	159	1,424

Goodwill	51,823	2,323	54,146

Purchase price	$53,088	$2,482	$55,570

Cash	$53,088	$2,482	$55,570

The Corporation undertook a restructuring plan in conjunction with the acquisition of Frango. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Business Combination (“EITF 95-3”), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. This restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. The employee separations impacted all functional groups, primarily in Europe. The restructuring accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. The plan is not yet finalized and as a result there may be unresolved contingencies, purchase price allocation issues, or additional liabilities that could result in a material adjustment to the acquisition cost allocation. The purchase price allocation may also change if deferred tax assets related to loss carryforwards are realized (See Note 10 “Income Taxes”).

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

($000s)	Employee separations	Other restructuring accruals	Total

Preliminary restructuring accrual	$2,311	$2,763	$5,074
Adjustments	792	(421)	371

Restructuring accrual	3,103	2,342	5,445
Cash payments	(388)	(225)	(613)
Foreign exchange adjustment	198	144	342

Balance as at February 28, 2005	$2,913	$2,261	$5,174

The Corporation has elected not to disclose pro-forma combined results of operations as they are not material to the consolidated financial statements.

Fiscal 2004 Acquisitions

In February 2004, the Corporation acquired Softa and certain assets of BPS. Softa was a consulting services company, based in Oxford, England. Softa specializes in strategy formulation and key performance indicators measurement consulting. BPS is a distributor of information technology solutions in countries across Southeast Asia, including Singapore, Hong Kong, Thailand, and Malaysia.

The aggregate purchase consideration of Softa and certain assets of BPS was approximately $1,047,000 paid in cash and a note payable of $1,498,000, which was included in accrued charges on the balance sheet at the date of acquisition. Direct costs associated with these acquisitions were approximately $638,000. The Softa agreement stipulated that the shareholders of Softa would receive a maximum of $5,000,000 in contingent consideration over a three year period ending February 28, 2007 if certain performance thresholds are met. These payments are conditioned on the continued tenure of the shareholders and therefore will be accounted for as compensation expense as earned.

Neither the purchase of Softa nor the purchase of certain of BPS’s assets involved the write-off of any in-process research and development.

In the allocation of purchase price, $3,127,000 was assigned to goodwill. This represents the excess of the purchase price paid for Softa and BPS over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with the Corporation’s accounting policy (See Note 1 “Summary of Significant Accounting Policies”). The acquisitions of Softa and BPS have significantly strengthened the Corporation’s CPM leadership and sales channels in strategic European and Asian markets. The goodwill is not deductible for tax purposes.

In conjunction with the acquisition of TCI in fiscal 2002, the Corporation paid approximately $600,000 to the former shareholders of TCI related to additional consideration based on net revenue for fiscal 2004. As a result, $600,000 was added to the purchase of TCI and allocated to goodwill.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Fiscal 2003 Acquisitions

On January 10, 2003, the Corporation acquired Adaytum, Inc., based in Minneapolis, Minnesota. Adaytum was a leading global provider of enterprise performance planning software. This acquisition enhanced the Corporation’s enterprise planning offering, an essential component of CPM for large companies. Leveraging enterprise business intelligence with enterprise planning completed the Cognos vision for CPM. The ability to offer the full closed-loop CPM (planning, budgeting, monitoring, analysis, and reporting) cycle from a single vendor strengthened the value of the Corporation’s product offering and enhanced the execution of its CPM strategy. The aggregate purchase consideration was approximately $157,094,000 paid in cash. Additionally, in connection with the merger, Cognos assumed certain stock options issued pursuant to Adaytum’s stock option plan, which became options to purchase approximately 839,000 Cognos common shares with a fair value of approximately $8,654,000 (See Note 11 “Stockholders’ Equity”). Direct costs associated with the acquisition were approximately $6,571,000.

The in-process research and development was valued at an immaterial amount, and therefore the purchase of Adaytum did not involve the write-off of any in-process research and development.

Of the total purchase price, $27,500,000 was allocated to intangible assets, subject to amortization. Of this amount, $19,700,000 was allocated to acquired technology and $7,800,000 was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for the acquired technology is five years whereas the amortization period for the contractual relationships is approximately eight years. The weighted average amortization for these intangible assets acquired is approximately six years. The fair values of these intangible assets were assigned, using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The amortization periods were determined using the estimated economic useful life of the asset.

In the allocation of purchase price, $154,318,000 was assigned to goodwill. This represents the excess of the purchase price paid for Adaytum over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with the Corporation’s accounting policy (See Note 1 “Summary of Significant Accounting Policies”). The purchase of Adaytum added to the Corporation’s expertise in enterprise planning, added an enterprise class customer base, and channel partners. This acquisition strengthened the value of the Corporation’s product offering and will enhance its ability to execute its CPM strategy. The goodwill is not deductible for tax purposes.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Total consideration, excluding acquisition costs, was allocated based on estimated fair values as follows:

($000s)	Adaytum, Inc.

Assets acquired:
Cash	$ 5,339
Accounts receivable, net	19,698
Prepaid expenses	920
Fixed assets	2,880
Intangible assets	27,500
Deferred tax assets	4,640

60,977

Liabilities assumed:
Accrued charges	12,570
Deferred revenue	11,792
Other current liabilities	7,218
Restructuring	7,864
Deferred tax liabilities on intangibles	10,680

50,124

Net assets acquired	10,853
Deferred compensation on intrinsic value of options assumed	577
Goodwill	154,318

Purchase price	$165,748

Purchase price consideration
Cash	$157,094
Fair value of options assumed	8,654

$165,748

The Corporation undertook a restructuring plan in conjunction with the acquisition of Adaytum. In accordance with EITF 95-3, the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The Corporation recorded restructuring costs of approximately $9,213,000 in relation to this restructuring plan. These restructuring costs primarily related to involuntary employee separations of approximately 90 employees of Adaytum, accruals for vacating leased premises of Adaytum, and related write-downs of leasehold improvements as well as asset write-downs of Adaytum. The employee separations impacted all functional groups and geographic regions of Adaytum. During fiscal 2005, the Corporation entered into a settlement agreement with respect to the remaining Adaytum leased facility. As the settlement amount was lower than the amount accrued, an adjustment was made to goodwill. In fiscal 2004, the restructuring plan was finalized. This resulted in increases of $563,000 in involuntary employee separations and an increase in other adjustments of $18,000. These items were charged against goodwill in accordance with EITF 95-3. In addition, $311,000 of additional fair market value of options assumed was recognized as part of the finalization of the restructuring plan. In fiscal 2005 and 2004, the Corporation also reduced the valuation allowance by $2,482,000 and $1,976,000, respectively, and adjusted goodwill for the change in valuation on deferred tax assets related to Adaytum loss carryforwards as their realization became more likely than not. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exist that would result in a material adjustment to the acquisition cost allocation except for the realization of deferred tax assets related to loss carryforwards (See Note 10 “Income Taxes”).

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

($000s)	Employee separations	Other restructuring accruals	Total accrual	Asset write- downs	Total

Restructuring accrual	$ 3,888	$ 3,976	$ 7,864	$ 768	$ 8,632
Cash payments	(248)	(11)	(259)	--	(259)
Asset write-downs	--	--	--	(768)	(768)

Balance as at February 28, 2003	3,640	3,965	7,605	--	7,605
Cash Payments	(3,432)	(311)	(3,743)	--	(3,743)
Other Adjustments	737	(156)	581	--	581

Balance as at February 29, 2004	945	3,498	4,443	--	4,443
Cash Payments	(563)	(2,276)	(2,839)	--	(2,839)
Other Adjustments	(382)	(1,222)	(1,604)	--	(1,604)

Balance as at February 28, 2005	$ --	$ --	$ --	$ --	$ --

The following unaudited pro forma combined results of operations for fiscal 2003 and 2002 are presented as if the acquisition had occurred at the beginning of each period. Adaytum’s fiscal period ended December 31st, however the Corporation’s fiscal period is used for the presentation of this unaudited pro forma information. Despite the difference in fiscal periods, the pro forma results combine the Corporation’s results for February 28, 2003 with Adaytum’s results for December 31, 2002 and the Corporation’s results for February 28, 2002 with Adaytum’s results for December 31, 2001, for fiscal 2003 and fiscal 2002, respectively. The pro forma combined results include adjustments and assumptions which represent estimated values and amounts and do not reflect potential cost savings and synergies.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

In conjunction with the acquisition of TCI in fiscal 2002, the Corporation paid approximately $444,000 to the former shareholders of TCI related to additional consideration based on net revenue for fiscal 2003. As a result, $444,000 was added to the purchase of TCI and allocated to goodwill.

7.    COMMITMENTS AND CONTINGENCIES

Certain of the Corporation’s offices, computer equipment, and vehicles are leased under various terms. The annual aggregate lease expense in each of fiscal 2005, 2004, and 2003, was $22,363,000, $21,287,000, and $15,443,000, respectively.

The aggregate amount of payments for these operating leases, in each of the next five fiscal years and thereafter, is approximately as follows: ($000s)

2006	$21,705
2007	18,929
2008	16,001
2009	13,917
2010	12,485
Thereafter	18,223

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

9.    FINANCIAL INSTRUMENTS

Long Term Investment

During fiscal 2005, the Corporation acquired a minority interest in Composite Software for an aggregate amount of $4,611,000. This investment is accounted for using the cost method and is included in other assets on the balance sheet.

Net Investment Hedges

The Corporation’s policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. In line with this objective, historically, the Corporation has entered into foreign exchange forward contracts to hedge portions of the net investment in various subsidiaries. As the Corporation has seen marginal value from this activity, it was discontinued during fiscal 2005. The exchange gains and losses recorded on translation of the subsidiaries financial statements were partially offset by the gains and losses attributable to the applicable foreign exchange forward contract. Realized and unrealized gains and losses from effective hedges were not included in income but were shown in the cumulative translation adjustment account included in other comprehensive income. Any gains or losses related to ineffective portions of hedges would have been included in income.

During fiscal 2005, 2004, and 2003, all of the Corporation’s net investment hedges were effective and, as a result, no gains or losses from these hedges were included in income. The amount recorded to the cumulative translation adjustment account with respect to the net investment hedges was a net gain of $1,004,000 in fiscal 2005 and net losses of $3,319,000 and $3,593,000 in fiscal 2004 and 2003, respectively.

As of February 29, 2004, the Corporation had net investment hedges, with maturity dates of May 27, 2004, to exchange the U.S. dollar equivalent of $39,446,000 in foreign currency. The realized gain on these contracts was $1,004,000. The Corporation did not have any net investment hedges at February 28, 2005.

Cash Flow Hedges

During fiscal 2005, the Corporation entered into cash flow hedges in order to offset the risk associated with the effects of a foreign currency exposure related to an intercompany loan, and the corresponding interest payments, between subsidiaries with different functional currencies. The accounting for cash flow hedges requires that derivatives be carried at fair value with the effective portion of the derivative’s gain or loss recorded in other comprehensive income and subsequently recognized in earnings in the same period or periods that the hedged forecasted item affects earnings. The gain or loss related to the interest payments on the intercompany loan will be taken into income in the year the interest is recognized. Since the revaluation of the loan at each reporting date will affect income, any foreign exchange gain or loss on the revaluation will be offset by the gain or loss on the hedge. The difference between the spot rate and the forward rate at the inception of the hedges is inherently ineffective and therefore will be taken into income over the life of the forward contracts and will be included with interest and other expense.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

As of February 28, 2005, the Corporation had cash flow hedges, with maturity dates between February 28, 2006 and January 14, 2008, to exchange the U.S. dollar equivalent of $78,783,000 in foreign currency. The estimated fair value of these hedge contracts at February 28, 2005 was not material.

The Corporation enters into foreign exchange forward contracts with major Canadian chartered banks, and therefore does not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

Concentration of Credit Risk

The investment of cash is regulated by the Corporation’s investment policy. Any exception to the policy is reviewed by the Audit Committee of the Board of Directors. The primary objective of the Corporation’s investment policy is security of principal. The Corporation manages its investment credit risk through a combination of (i) a selection of securities with an acceptable credit rating; (ii) selection of term to maturity, which in no event exceeds two years in length; and (iii) diversification of debt issuers, both individually and by industry grouping.

All the Corporation’s short-term investments as of February 28, 2005 and February 29, 2004 had maturity dates before the end of August of their respective years. The Corporation’s cash, cash equivalents, and short-term investments are denominated predominantly in U.S. dollars, British pound, euro, and Canadian dollars.

The Corporation has an unsecured credit facility, subject to annual renewal. The credit facility permits the Corporation to borrow funds or issue letters of credit or guarantee up to an aggregate of Cdn $12,500,000 (U.S. $10,151,000), subject to certain covenants. As of February 28, 2005 and February 29, 2004, there were no direct borrowings under the Corporation’s credit facility.

There is no concentration of credit risk related to the Corporation’s position in trade accounts receivable. Credit risk, with respect to trade receivables, is minimized because of the Corporation’s large customer base and its geographical dispersion (see Note 14 “Segmented Information”).

Fair Value of Financial Instruments

For certain of the Corporation’s financial instruments, including accounts receivable, accounts payable, and other accrued charges, the carrying amounts approximate the fair value due to their short maturities. Cash and cash equivalents, and short-term investments are carried at cost, which approximates their fair value. Foreign exchange forward contracts are recorded at their estimated fair value.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

10.    INCOME TAXES

Details of the income tax provision (recovery) are as follows:

($000s)	2005	2004	2003

Current
Canadian	$18,410	$ (150)	$11,043
Foreign	15,349	16,740	14,884

	33,759	16,590	25,927

Deferred
Canadian	(1,650)	2,880	9,134
Foreign	(3,487)	(418)	(3,907)

	(5,137)	2,462	5,227

Income tax provision	$28,622	$19,052	$31,154

The reported income tax provision differs from the amount computed by applying the Canadian rate to income before income taxes. The reasons for this difference and the related tax effects are as follows:

($000s)	2005	2004	2003

Expected Canadian tax rate	36.0%	36.0%	38.0%

Expected tax provision	$ 59,481	$ 43,184	$ 39,633
Tax rate differences	(17,959)	(16,472)	(12,168)
Net change in valuation allowance and other income tax
benefits earned*	(6,528)	(1,062)	(419)
Investment tax credit	(11,881)	(10,778)	(5,660)
Non-deductible expenses and non-taxable income	3,261	2,118	8,092
Withholding tax on foreign income	2,202	2,023	1,638
Other	46	39	38

Reported income tax provision	$ 28,622	$ 19,052	$ 31,154

*The operating tax loss carryforwards (net of valuation allowance) acquired on acquisitions do not affect the income statement as amounts are allocated to these operating tax loss carryforwards in the purchase price allocation.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Significant components of the Corporation’s deferred tax assets and liabilities as of February 28, 2005 and February 29, 2004 are as follows:

($000s)	2005	2004

Deferred tax assets
Net operating tax loss carryforwards	$ 11,880	$ 16,621
Investment tax credits	--	89
Deferred revenue	2,205	885
Reserves	8,139	5,936
Book and tax differences on assets	1,201	1,750
Other	136	263

Total deferred tax assets	23,561	25,544
Valuation allowance for deferred tax assets	(4,442)	(9,183)

Net deferred tax assets	19,119	16,361

Deferred tax liabilities
Book and tax differences on assets	9,799	8,996
Reserves and allowances	19,496	19,287
Investment tax credits	3,051	3,731

Total deferred tax liabilities	32,346	32,014

Net deferred income tax liability	$(13,227)	$(15,653)

Net operating tax loss carryforwards and the valuation allowance for deferred tax assets for fiscal 2005 and 2004 include net operating loss carryforwards applicable to acquisitions.

The net change in the total valuation allowance for the years ended February 28, 2005 and February 29, 2004 was a decrease of $4,741,000 and $9,531,000, respectively.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income in certain legal entities. Although realization is not assured, the Corporation believes it is more likely than not that the net amount of the deferred tax asset will be realized. However, this estimate could change in the near term as future taxable income in these certain legal entities changes.

As of February 28, 2005, the Corporation had net operating loss carryforwards of approximately $35,471,000 of which $22,744,000 are attributable to an acquisition during fiscal 2003 and $8,961,000 are attributable to an acquisition during fiscal 2005. These acquisition related net operating loss carryforwards have a tax effected value of $10,448,000 against which the Corporation has provided a valuation allowance of $3,950,000. If circumstances change and usage of the net operating loss carryforwards becomes more likely than not, the tax benefit of the carryforwards attributable to the acquisition, to which the purchase price has not been allocated, will be accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The Corporation’s net operating loss carryforwards expire as follows:

($000s)

2013 - 2023	$18,928
Indefinitely	16,543

$35,471

Income before taxes attributable to all non-Canadian operations was $74,430,000, $86,316,000, and $54,413,000, in each of fiscal 2005, 2004, and 2003, respectively.

The Corporation has provided for foreign withholding taxes on the portion of the undistributed earnings of non-Canadian subsidiaries expected to be remitted.

Income taxes paid were $17,320,000, $19,778,000, and $23,184,000, in each of fiscal 2005, 2004, and 2003, respectively.

11.    STOCKHOLDERS’ EQUITY

Capital Stock

The authorized capital of the Corporation consists of an unlimited number of common shares, without nominal or par value.

Share Repurchase Programs

The share repurchases made in the past three fiscal years were part of distinct open market share repurchase programs through The Nasdaq National Market and The Toronto Stock Exchange. During fiscal 2003, shares were also purchased under the Corporation’s secondary offering of common shares (see Note 12 “Secondary Offering”). In fiscal 2005, 1,154,000 shares for an aggregate purchase price of $42,735,000 were repurchased. The Corporation repurchased 315,000 shares at an aggregate price of $9,698,000 during fiscal 2004. During fiscal 2003, the Corporation repurchased 910,000 shares at an aggregate purchase price of $19,992,000 of which 180,000 were purchased in connection with the secondary offering. The share repurchase programs have historically been adopted in October of each year and run for one year. They allow the Corporation to purchase no more than 5% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq National Market or The Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. All shares repurchased under the completed share repurchase programs were cancelled and all shares repurchased under the current share repurchase program will be cancelled.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The details of the share repurchases were as follows:

	2005		2004		2003

	Shares	Cost	Shares	Cost	Shares	Cost

	(000s)	($000s)	(000s)	($000s)	(000s)	($000s)

October 2001 program	--	$ --	--	$ --	388	$ 9,992
October 2002 program	--	--	--	--	342	6,850
October 2003 program	687	23,474	315	9,698	--	--
October 2004 program	467	19,261	--	--	--	--

	1,154	42,735	315	9,698	730	16,842
Secondary offering	--	--	--	--	180	3,150

	1,154	$42,735	315	$9,698	910	$19,992

The amount paid to acquire the shares over and above the average carrying value has been charged to retained earnings.

Stock Option Plans

As of February 28, 2005, the Corporation had stock options outstanding under four plans: 3,308,000 pertain to the 2003-2008 Stock Option Plan (“the 2003 Plan”); 7,401,000 pertain to the 1997–2002 Stock Option Plan (“the 1997 Plan”); 91,000 pertain to the 1993–1998 Stock Option Plan (“the 1993 Plan”); and 390,000 pertain to stock options issued pursuant to Adaytum’s stock plan (“the Adaytum Plan”) which the Corporation assumed in accordance with the terms of the merger agreement between Adaytum and the Corporation.

There were 1,760,000 shares of common stock originally reserved by the Board of Directors for issuance under the 2003 Plan, which was approved by the Corporation’s shareholders in June 2003. In June 2004, shareholders approved an additional 1,800,000 shares of common stock to be reserved. It is intended that additional shares will be issued under the 2003 Plan but only after being approved by shareholders. Options can be granted to officers and employees at such times and under such terms as established by the 2003 Plan. Options can be fully exercisable on the date of grant or may be exercisable in installments. Options will expire not later than 5 years from the date of grant or any shorter period as may be determined. All options are priced at the market price of the Corporation’s shares on The Toronto Stock Exchange or The Nasdaq National Market on the trading day preceding the date of grant. Options under this plan were granted to officers and employees in fiscal 2005 and 2004.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Under the 1993 Plan, options were awarded to directors, officers, and employees. For the options outstanding as of February 28, 2005, the vesting dates have all passed and the options will expire in April 2005. All options were priced at the market price of the Corporation’s shares on The Toronto Stock Exchange on the trading day preceding the date of grant. The 1993 Plan expired on January 1, 1998.

Pursuant to the terms of the merger agreement between Adaytum and the Corporation which became effective on January 10, 2003 (“Effective Date”), the Corporation agreed to assume Adaytum options issued under the Adaytum 1999 Stock Option Plan under which the Corporation could be required to issue up to 839,000 common shares of the Corporation. Option holders consisted of Adaytum employees holding “out-of-the-money” vested and unvested stock options and “in-the-money” but unvested stock options. The number and grant price of the Adaytum options which became options to purchase shares of the Corporation were adjusted based on the fair market value of the Adaytum common shares on the Effective Date, and the average closing price of Cognos shares for the five days prior to the Effective Date. The vesting schedule and expiry dates of “in-the-money” but unvested Adaytum options were assumed in accordance with their terms, and expire not later than 2012; the vesting schedule and expiry date of the “out-of-the-money” Adaytum options which were assumed were reset to vest equally over four years from the Effective Date and expire not later than 2011. No further options will be granted under the Adaytum Plan, which expires on December 31, 2008.

(000s)	Reserved	Outstanding February 28, 2005

The 2003 Plan	3,560	3,308
The 1997 Plan	14,000	7,401
The 1993 Plan	9,877	91
The Adaytum Plan	839	390

	28,276	11,190

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Activity in the stock option plans for fiscal 2005, 2004, and 2003 was as follows:

	2005		2004		2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

	(000s)		(000s)		(000s)

Outstanding, beginning of year	11,998	$25.89	13,072	$19.37	10,554	$17.35
Granted	1,899	29.80	1,568	27.52	3,404	23.67
Assumed	--	--	--	--	839	23.76
Exercised	(2,236)	19.52	(1,959)	14.62	(886)	11.71
Forfeited	(471)	31.13	(683)	28.68	(839)	20.76

Outstanding, end of year	11,190	28.93	11,998	25.89	13,072	19.37

Options exercisable at year end	5,862		5,552		4,430

Weighted average per share fair value of options granted during the year calculated using the Black-Scholes option-pricing model		$13.22		$13.10		$10.01

The following table summarizes significant ranges of outstanding and exercisable options held by directors, officers, and employees as of February 28, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

	(000s)	(Years)		(000s)
$ 6.85 - $20.23	1,324	2.6	$15.67	1,147	$15.21
$20.46 - $26.63	1,921	4.2	20.98	1,308	21.01
$26.79 - $29.91	2,784	5.0	29.27	1,105	29.07
$30.07 - $32.40	2,980	4.2	31.12	435	30.67
$32.48 - $43.86	2,070	3.5	40.01	1,756	40.84
$46.12 - $57.58	111	3.5	50.39	111	50.39

	11,190	4.0	28.93	5,862	28.61

Restricted Share Unit Plan

On September 25, 2002, the Board of Directors of the Corporation adopted the 2002-2005 Restricted Share Unit Plan pursuant to which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. This plan terminates on September 30, 2005. Under the plan, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant awards of restricted share units to participants, up to an aggregate of 2,000,000 restricted share units. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit will be exchangeable for one common share of the Corporation. The vesting period is typically four years. The common shares for which restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Activity in the restricted share unit plan for fiscal 2005, 2004, and 2003 was as follows:

	2005		2004		2003

	Restricted Share Units	Weighted Average Exercise Price	Restricted Share Units	Weighted Average Exercise Price	Restricted Share Units	Weighted Average Exercise Price

	(000s)		(000s)		(000s)
Outstanding, beginning of year	29	$28.09	23	$23.47	--	--
Granted	20	32.61	21	28.24	23	$23.47
Delivered	(7)	28.70	--	--	--	--
Forfeited	(6)	28.99	(15)	24.13	--	--

Outstanding, end of year	36	33.50	29	28.09	23	23.47

Compensation expense related to the Corporation’s restricted share unit plan, net of forfeitures, was $544,000, $310,000, and $77,000 in fiscal 2005, 2004, and 2003, respectively.

Deferred Stock-based Compensation

Deferred stock-based compensation recorded in fiscal 2005, 2004 and 2003 was as follows:

($000)	2005	2004	2003

Restricted Share Unit Plan	$281	$232	$ 543
Options assumed on acquisition of Adaytum	--	--	577

	$281	$232	$1,120

The Corporation recorded aggregate deferred stock-based compensation of $281,000, $232,000, and $1,120,000, in fiscal 2005, 2004, and 2003, respectively. During fiscal 2005 and 2004, deferred stock-based compensation of $281,000 and $232,000, respectively, was recorded in relation to grants under the restricted share unit plan. During fiscal 2003, deferred stock-based compensation of $577,000 was recorded in relation to the options assumed on the acquisition of Adaytum. A further $543,000 of deferred stock-based compensation was recorded in relation to grants under the restricted share unit plan.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Employee Stock Purchase Plan

This plan was approved by the Corporation’s shareholders in July 1993 and has been amended three times, in 1997, 1999, and 2002. This amended plan terminates on November 30, 2005. Under the plan, 3,000,000 common shares were reserved for issuance. A participant in the Employee Stock Purchase Plan authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (“Purchase Period”) and, on the first trading day following the end of any Purchase Period, these deductions are applied toward the purchase of common shares. The purchase price per share is ninety (90) percent of the lesser of The Toronto Stock Exchange average closing price on (a) the first five trading days of the Purchase Period or (b) the last five trading days of the Purchase Period. All full-time and part-time permanent employees may participate in the plan.

Net Income per Share

The dilutive effect of stock options is excluded under the requirements of FASB Statement No. 128, Earnings per Share, for calculating basic net income per share, but is included in the calculation of diluted net income per share.

The reconciliation of the numerator and denominator for the calculation of net income per share and diluted net income per share is as follows:

(000s, except per share amounts)	2005	2004	2003

Net Income per Share
Net income	$136,604	$100,897	$73,144

Weighted average number of shares outstanding	90,517	89,325	87,936

Net income per share	$1.51	$1.13	$0.83

Diluted Net Income per Share
Net income	$136,604	$100,897	$73,144

Weighted average number of shares outstanding	90,517	89,325	87,936
Dilutive effect of stock options*	2,721	2,634	2,595

Adjusted weighted average number of shares outstanding	93,238	91,959	90,531

Diluted net income per share	$1.47	$1.10	$0.81

*All anti-dilutive options have been excluded. The average number of anti-dilutive options was 1,632,000, 2,891,000, and 4,167,000 for fiscal 2005, 2004, and 2003, respectively.

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

The pension costs in fiscal 2005, 2004, and 2003 were $11,034,000, $7,770,000, and $5,812,000, respectively. The increase in fiscal 2005 from fiscal 2004 is primarily related to the Frango pension plans.

14.    SEGMENTED INFORMATION

The Corporation operates in one business segment—computer software solutions. This segment engages in business activities from which it earns license, support, and services revenue, and incurs expenses. Within this business segment, the Corporation develops, markets, and supports business intelligence and CPM solutions. The Corporation’s solutions help improve business performance by enabling planned performance management, through the consistent reporting and analysis of data derived from various sources. The Corporation’s integrated solutions consist of a suite of business intelligence components, performance management applications, and analytical applications. The Corporation’s customers can strategically apply these software solutions across the extended enterprise to address their need for CPM. The solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, consolidation, reporting, analysis, and scorecarding products. Cognos products are distributed both directly and through resellers worldwide.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The accounting policies for the segment are the same as those described in Note 1 “Summary of Significant Accounting Policies”. The required financial information for segment profit and segment assets is the same as that presented in the Consolidated Financial Statements. Geographic information is as follows:

($000s)	2005	2004	2003

Revenue to external customers*
U.S.A.	$416,065	$343,556	$301,142
Canada	61,698	53,373	37,853
United Kingdom	88,266	73,700	52,188
Europe	188,128	154,341	121,168
Asia/Pacific	71,374	58,147	38,685

	$825,531	$683,117	$551,036

* Revenue is attributed to countries based on location of customer

	2005	2004

Fixed assets
Canada	$49,189	$47,542
U.S.A.	10,175	11,931
Other countries	14,202	11,819

	$73,566	$71,292

15.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005. Early adoption is permitted. The Corporation has not yet determined which fair value method and transitional provision it will follow. The impact on the Corporation’s financial statements of applying one of the acceptable fair value based methods of accounting for stock options is disclosed in Note 1 “Summary of Significant Accounting Policies”.

16.    CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Corporation’s consolidated financial statements have been prepared in accordance with U.S. GAAP. As the Corporation is a reporting issuer in each of the provinces of Canada and is incorporated under the Canada Business Corporations Act (“CBCA”), it has had to prepare Canadian GAAP financial statements for its shareholders. Recent amendments to provincial securities laws and the CBCA allow the Corporation to report solely under U.S. GAAP to its shareholders providing that a reconciliation between U.S. GAAP and Canadian GAAP is included in the notes to the consolidated financial statements for two years following the adoption of the amendment.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following summarizes the more significant differences that would result if Canadian GAAP had been applied in the preparation of these consolidated financial statements:

Condensed Consolidated Balance Sheets

$000s, as at	February 28, 2005			February 29, 2004

	U.S. GAAP	Adjustments	Canadian GAAP	U.S. GAAP	Adjustments	Canadian GAAP

Current assets	$ 735,299	$ --	$ 735,299	$560,213	$ --	$560,213
Fixed assets, net	73,566	--	73,566	71,292	--	71,292
Intangible assets, net	27,234	626	27,860	23,643	1,626	25,269
Other assets	6,378	--	6,378	--	--	--
Goodwill	221,490	--	221,490	172,323	--	172,323

Total Assets	$1,063,967	$ 626	$1,064,593	$827,471	$ 1,626	$829,097

Current liabilities	$ 391,063	$ (348)	$ 390,715	$300,711	$ --	$300,711
Deferred income taxes	17,083	232	17,315	18,098	632	18,730
Common shares and
additional paid-in capital	252,561	153,310	405,871	206,499	132,798	339,297
Treasury shares	(1,199)	--	(1,199)	(1,065)	--	(1,065)
Deferred stock-based
compensation	(277)	(37,555)	(37,832)	(730)	(32,173)	(32,903)
Retained earnings	402,020	(115,361)	286,659	305,399	(99,631)	205,768
Accumulated other
comprehensive income	2,716	348	3,064	(1,441)	--	(1,441)

Total Liabilities and
Stockholders’ Equity	$1,063,967	$ 626	$1,064,593	$827,471	$ 1,626	$829,097

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Reconciliation of Consolidated Net Income

$000s except per share amounts	Years Ended the Last Day of February,

	2005	2004	2003

Net income under U.S. GAAP	$136,604	$100,897	$73,144
Amortization of acquired in-process technology	(1,000)	(1,868)	(5,091)
Deferred taxes on acquired in-process technology amortization	400	675	1,896
Stock-based compensation	(17,138)	(22,855)	--
Tax impact of stock-based compensation	2,008	--	--

Net income under Canadian GAAP	$120,874	$ 76,849	$69,949

Net income per share under Canadian GAAP
Basic	$1.34	$0.86	$0.80

Diluted	$1.30	$0.84	$0.77

Weighted average number of shares (000s)
Basic	90,517	89,325	87,936

Diluted	93,238	91,959	90,531

There are no significant differences with respect to the consolidated statement of cash flows between U.S. GAAP and Canadian GAAP.

The most significant differences between U.S. and Canadian GAAP, in terms of the impact on the Corporation’s financial statements, relate to in-process research and development and stock-based compensation. A description of these differences and others is presented below.

A.    Acquired in-process technology

Canadian GAAP requires capitalization of the value assigned to acquired in-process technology and amortization of this value over its estimated useful life. Under U.S. GAAP, this value is written off immediately. The impact of this difference was to decrease net income by $1,000,000, $1,868,000, and $5,091,000, in fiscal 2005, 2004, and 2003 respectively, compared to U.S. GAAP. The acquisitions during fiscal 2005, 2004, and 2003 did not result in any additions to acquired in-process technology under Canadian GAAP.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

B.    Stock-based compensation

Under U.S. GAAP, companies may choose between the intrinsic value method and fair value method of accounting for stock-based compensation. The Corporation has elected to account for stock-based compensation using the intrinsic value method in accordance with APB 25 and to disclose the pro forma effect of recording compensation expense under the fair value method. This disclosure can be found in Note 1 to these consolidated financial statements. In September 2003, a new standard was issued under Canadian GAAP requiring the use of the fair value method of accounting for stock-based compensation. In the fourth quarter of fiscal 2004, the Corporation elected to adopt this new standard retroactively to the beginning of fiscal 2004 for Canadian GAAP purposes. Prior periods were not restated. The impact of this difference in fiscal 2005 and 2004 was to decrease income before taxes by $17,138,000 and $22,855,000, respectively. Since this accounting policy was adopted in fiscal 2004, there was no impact in fiscal 2003.

C.     Deferred income taxes related to acquired in-process technology and stock-based compensation

The above noted difference relating to the capitalization of in-process technology created an additional deferred income tax liability for Canadian GAAP purposes as the capitalization of the in-process technology created a temporary difference. The amortization of this balance decreased the income tax provision by $400,000, $675,000, and $1,896,000 in fiscal 2005, 2004, and 2003 respectively, compared to U.S. GAAP.

The expensing of stock-based compensation creates a deferred tax asset for Canadian GAAP purposes as this expense is deductible in certain jurisdictions when the options are exercised. Under U.S. GAAP, the reduction in the tax liability is treated as part of the purchase price component of the stock options and added to paid-in capital. The expensing of stock-based compensation reduced the Canadian GAAP tax provision by $2,008,000 in fiscal 2005 as compared to U.S. GAAP.

D.     Derivative financial instruments

Under Canadian GAAP, derivative financial instruments that qualify for hedge accounting treatment may be recognized on the balance sheet only to the extent that cash has been paid and or received together with adjustments necessary to offset recognized gains or losses arising on the hedged items. Under U.S. GAAP, such derivative financial instruments are recognized on the balance sheet at fair value with a corresponding charge or credit recorded in OCI for any portion not recognized in income. At February 28, 2005, there was $348,000 included in OCI related to the net loss on the Corporation’s cash flow hedges. For Canadian GAAP, this amount was removed and applied against the accrued liability related to the hedge.

E.    Investment tax credits

In addition to the above differences affecting net income, Canadian GAAP requires that investment tax credits be deducted from operating expense whereas, under U.S. GAAP, these amounts are to be deducted from the income tax provision. The impact of this difference was to increase net income before taxes and the income tax provision by $14,839,000, $15,895,000, and $9,068,000 in fiscal 2005, 2004, and 2003, respectively, with no resulting impact to net income, compared to U.S. GAAP.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)    Changes in internal controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Corporation have been detected.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1.	(a)	Identification of Directors

The information required by this Item in respect to directors is incorporated herein by reference to the information provided under the headings “Election of Directors” and “Independence and Board Committees” of the Corporation’s Proxy Statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission and Canadian Securities regulators in connection with the solicitation of proxies for the Corporation’s Annual and Special Meeting of Shareholders scheduled to be held June 23, 2005 (“Proxy Statement”).

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Corporation’s Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information provided under the heading “Certain Relationships and Other Transactions” of the Corporation’s Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Fees Paid to the Independent Auditors” of the Corporation’s Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report, except for Exhibit 32 which is furnished to the Securities and Exchange Commission herewith:

(a)	1.	Financial Statements See Index to Consolidated Financial Statements under Item 8 of this report.

(a)	2.	Financial Statement Schedule The Schedule supporting the Consolidated Financial Statements that is filed as part of this report is as follows:

Schedule II Valuation and qualifying accounts

Note:	Schedules other than those listed are omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a)	3.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.0	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	--Agreement and Plan of Reorganization dated as of December 19, 2002, by and among Cognos Incorporated, Cognos Corporation, Argon Acquisition Corp. and Adaytum, Inc. (filed as Exhibit 2.1 to Form 8-K dated December 19, 2002)

3.0	Articles of Incorporation and Bylaws

3.1	--Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1(i) of Cognos' Form 10-Q filed for the quarter ended May 31, 2004)

3.2	--By-laws of the Corporation (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)

3.3	--Amended By-laws of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)

4.0	Instruments defining the rights of security holders, including indentures

4.1	--Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)

4.2	--Description of Common Shares contained in the Articles of Incorporation and amendments thereto, (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1, filed on July 1, 1987)

continued .....

EXHIBIT NUMBER	DESCRIPTION (continued)

10.0	Material Contracts

10.1	--Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1, filed on May 13, 1987)

10.2	--1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended (filed as Exhibit 10.2 on Form 10-K, filed for year ended February 28, 1989)

10.3	--Form of Incentive Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.4	--Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.5	--Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.6	--1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 of Form 10-K filed for the year ended February 29, 2000)

10.7	--1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 of Form 10-K filed for the year ended February 29, 2000)

10.8	--Form of Incentive Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 of Form 10-K filed for the year ended February 29, 2000)

10.9	--Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 of Form 10-K filed for the year ended February 29, 2000)

10.10	--Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 of Form 10-Q filed for the quarter ended August 31, 1996)

10.11	--Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 of Form 10-Q filed for the quarter ended August 31, 1996)

10.12	--1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)

10.13	--Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)

10.14	--Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)

10.15	--Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit 10.17 to Form 10-K filed for the year ended February 28, 1998)

10.16	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 to Form 10-Q filed for the quarter ended August 31, 1999)

continued.....

EXHIBIT NUMBER	DESCRIPTION (continued)

10.17	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.18 of Form 10-K filed for the year ended February 28, 2002)

10.18	--Amended Employee agreement - Terry Hall (filed as Exhibit 10.19 of Form 10-K filed for the year ended February 28, 2002)

10.19	--Employee release agreement - Terry Hall (filed as Exhibit 10.20 of Form 10-K filed for the year ended February 28, 2002)

10.20	--2002-2005 Restricted Share Unit Plan (filed as Exhibit 10.21 of Form 10-Q filed for the quarter ended November 30, 2002)

10.21	--2002-2005 Adaytum Inc. 1999 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-102794 on Form S-8, filed on January 29, 2003)

10.22	--2003-2008 Stock Option Plan (filed as Exhibit 10.23 of Form 10-Q filed for the quarter ended May 31, 2003)

10.23	--Retirement Compensation Arrangement Plan for Certain Executives (filed as Exhibit 10.23 of Form 10-K filed for the year ended February 29, 2004)

10.24	--Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-117981 on Form S-8, filed on August 6, 2004)

10.25	--Form of Option Agreement pursuant to the Cognos Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 10.25 of Form 10-Q filed for the quarter ended August 31, 2004)

10.26	--Employment Agreement for Robert G. Ashe dated October 25, 2004 (filed as Exhibit 99.1 to Report on Form 8-K filed on October 29, 2004)

10.27	--FY05 Compensation Plan for Robert G. Ashe (filed as Exhibit 10.27 of Form 10-Q filed for the quarter ended November 30, 2004)

10.28	--Employment Agreement for Tom Manley dated October 25, 2004 (filed as Exhibit 99.2 to Report on Form 8-K filed on October 29, 2004)

10.29	--FY05 Compensation Plan for Tom Manley (filed as Exhibit 10.29 of Form 10-Q filed for the quarter ended November 30, 2004)

21.0	Subsidiaries of the Company

23.0	Consent of Ernst & Young LLP, Independent Chartered Accountants

31.0	Section 302 Certificates

31.1	--Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	--Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

continued .....

EXHIBIT NUMBER	DESCRIPTION (continued)

99.0	Additional Exhibits

99.1	--Management’s Discussion and Analysis of the Corporation’s Financial Condition and Results of Operations - Canadian Supplement

(c)	The Corporation hereby files as part of this Form 10-K, the exhibits listed in Item 15(a)3, as set forth above.

(d)	The Corporation hereby files as part of this Form 10-K, the schedules listed in Item 15(a)3, as set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
    (Registrant)

/s/ Tom Manley	April 28, 2005

Tom Manley

Senior Vice President, Finance & Administration and
Chief Financial Officer
  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Robert G. Ashe		April 28, 2005

Robert G. Ashe	President and Chief Executive Officer, and Director
/s/ Tom Manley		April 28, 2005

Tom Manley	Senior Vice President, Finance & Administration
and Chief Financial Officer (Principal Financial
Officer and Chief Accounting Officer)
/s/ Renato Zambonini		April 28, 2005

Renato Zambonini	Chairman of the Board
/s/ James M. Tory		April 28, 2005

James M. Tory, Q.C.	Lead Director
/s/ John E. Caldwell		April 28, 2005

John E. Caldwell	Director
/s/ Paul D. Damp		April 28, 2005

Paul D. Damp	Director
/s/ Pierre Y. Ducros		April 28, 2005

Pierre Y. Ducros	Director
/s/ Robert W. Korthals		April 28, 2005

Robert W. Korthals	Director
/s/ John Rando		April 28, 2005

John Rando	Director
/s/ Bill Russell		April 28, 2005

Bill Russell	Director

Schedule II

COGNOS INCORPORATED

Valuation and Qualifying Accounts

(US$000s, U.S. GAAP)

	Balance, beginning of period	Additions charged to income(1)	Deductions (2)	Balance, end of period

Allowance for Doubtful Accounts
Fiscal Year Ended
February 28, 2003	$8,808	$ 3,200	$(2,325)	$9,683

February 29, 2004	$9,683	$ 1,178	$(1,316)	$9,545

February 28, 2005	$9,545	$(1,068)	$ 320	$8,797

Allowance for Inventory Obsolescence
Fiscal Year Ended
February 28, 2003	$ 152	$ 161	$ (161)	$ 152

February 29, 2004	$ 152	$ 196	$ (137)	$ 211

February 28, 2005	$ 211	$ 168	$ (201)	$ 178

(1)	In fiscal 2005, our bad debt expense was in a credit position as our allowance for bad debt decreased due to our improved collection experience.

(2)	Represents amounts written off against the reserve, net of recoveries. In fiscal 2005, the allowance for bad debt increased due to additional provisions as a result of the acquisition of Frango AB.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	PAGE

2.0	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession	*

2.1	--Agreement and Plan of Reorganization dated as of December 19, 2002, by and among Cognos Incorporated, Cognos Corporation, Argon Acquisition Corp. and Adaytum, Inc. (filed as Exhibit 2.1 to Form 8-K dated December 19, 2002)	*

3.0	Articles of Incorporation and Bylaws	*

3.1	--Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1(i) of Cognos' Form 10-Q filed for the quarter ended May 31, 2004)	*

3.2	--By-laws of the Corporation (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)	*

3.3	--Amended By-law of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)	*

4.0	Instruments defining the rights of security holders, including indentures	*

4.1	--Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)	*

4.2	--Description of Common Shares contained in the Articles of Incorporation and amendments thereto, (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1, filed on July 1, 1987)	*

10.0	Material Contracts	*

10.1	--Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1, filed on May 13, 1987)	*

10.2	--1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended (filed as Exhibit 10.2 on Form 10-K, filed for year ended February 28, 1989)	*

10.3	--Form of Incentive Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

10.4	--Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

10.5	--Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

10.6	--1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 of Form 10-K filed for the year ended February 29, 2000)	*

10.7	--1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 of Form 10-K filed for the year ended February 29, 2000)	*

10.8	--Form of Incentive Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 of Form 10-K filed for the year ended February 29, 2000)	*

10.9	--Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 of Form 10-K filed for the year ended February 29, 2000)	*

continued.....

EXHIBIT INDEX (continued)

EXHIBIT NUMBER	DESCRIPTION	PAGE

10.10	--Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 of Form 10-Q filed for the quarter ended August 31, 1996)	*

10.11	--Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 of Form 10-Q filed for the quarter ended August 31, 1996)	*

10.12	--1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)	*

10.13	--Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)	*

10.14	--Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8, filed on March 31, 1998)	*

10.15	--Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit 10.17 of Form 10-K filed for the year ended February 28, 1998)	*

10.16	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 of Form 10-Q filed for the quarter ended August 31, 1999)	*

10.17	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.18 of Form 10-K filed for the year ended February 28, 2002)	*

10.18	--Amended Employee agreement - Terry Hall (filed as Exhibit 10.19 of Form 10-K filed for the year ended February 28, 2002)	*

10.19	--Employee release agreement - Terry Hall (filed as Exhibit 10.20 of Form 10-K filed for the year ended February 28, 2002)	*

10.20	--2002-2005 Restricted Share Unit Plan (filed as Exhibit 10.21 of Form 10-Q filed for the quarter ended November 30, 2002)	*

10.21	--2002-2005 Adaytum Inc. 1999 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-102794 on Form S-8, filed on January 29, 2003)	*

10.22	--2003-2008 Stock Option Plan (filed as Exhibit 10.23 of Form 10-Q filed for the quarter ended May 31, 2003)	*

10.23	--Retirement Compensation Arrangement Plan for Certain Executives (filed as Exhibit 10.23 of Form 10-K filed for the year ended February 29, 2004)	*

10.24	--Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-117981 on Form S-8, filed on August 6, 2004)	*

10.25	--Form of Option Agreement pursuant to the Cognos Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 10.25 of Form 10-Q filed for the quarter ended August 31, 2004)	*

10.26	--Employment Agreement for Robert G. Ashe dated October 25, 2004 (filed as Exhibit 99.1 to Report on Form 8-K filed on October 29, 2004)	*

10.27	--FY05 Compensation Plan for Robert G. Ashe (filed as Exhibit 10.27 of Form 10-Q filed for the quarter ended November 30, 2004)	*

10.28	--Employment Agreement for Tom Manley dated October 25, 2004 (filed as Exhibit 99.2 to Report on Form 8-K filed on October 29, 2004)	*

continued.....

EXHIBIT INDEX (continued)

EXHIBIT NUMBER	DESCRIPTION	PAGE

10.29	--FY05 Compensation Plan for Tom Manley (filed as Exhibit 10.29 of Form 10-Q filed for the quarter ended November 30, 2004)	*

21.0	Subsidiaries of the Company	107

23.0	Consent of Ernst & Young LLP, Independent Chartered Accountants	109

31.0	Section 302 Certificates

31.1	--Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	110

31.2	--Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	111

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	112

99.0	Additional Exhibits

99.1	--Management’s Discussion and Analysis of the Corporation’s Financial Condition and Results of Operations - Canadian Supplement	113

*	Incorporated by reference to document identified, which has been previously filed.