Form 10-Q
period 2005-05-31
COGNOS INC
filed 2005-07-06
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2005

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
YES   X      NO

The number of shares outstanding of the registrant’s only class of Common Stock as of June 20, 2005, was 91,023,499.

COGNOS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended May 31,
	2005	2004

Revenue
Product license	$ 71,146	$ 66,070
Product support	88,505	74,787
Services	40,424	32,762

Total revenue	200,075	173,619

Cost of revenue
Cost of product license	1,222	621
Cost of product support	8,882	7,175
Cost of services	32,090	25,475

Total cost of revenue	42,194	33,271

Gross margin	157,881	140,348

Operating expenses
Selling, general, and administrative	103,013	90,645
Research and development	28,874	24,325
Amortization of acquisition-related intangible assets	1,637	1,236

Total operating expenses	133,524	116,206

Operating income	24,357	24,142
Interest and other expenses	(339)	(71)
Interest income	3,119	1,404

Income before taxes	27,137	25,475
Income tax provision	3,312	5,350

Net income	$ 23,825	$ 20,125

Net income per share
Basic	$0.26	$0.22

Diluted	$0.25	$0.22

Weighted average number of shares (000s)
Basic	91,078	90,091

Diluted	93,897	92,692

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	May 31, 2005	February 28, 2005

Assets		(Note 1)
Current assets
Cash and cash equivalents	$377,426	$ 378,348
Short-term investments	118,610	144,552
Accounts receivable	138,974	189,602
Prepaid expenses and other current assets	17,150	18,941
Deferred tax assets	2,238	3,856

	654,398	735,299
Fixed assets, net	71,377	73,566
Intangible assets, net	25,657	27,234
Other assets	6,107	6,378
Goodwill	221,359	221,490

	$978,898	$1,063,967

Liabilities
Current liabilities
Accounts payable	$ 21,982	$ 30,705
Accrued charges	22,051	31,047
Salaries, commissions, and related items	52,574	91,010
Income taxes payable	2,657	21,148
Deferred revenue	200,852	217,153

	300,116	391,063
Deferred income taxes	11,561	17,083

	311,677	408,146

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital
(May 31, 2005 – 90,981,065;
February 28, 2005 – 91,070,967)	262,896	252,561
Treasury shares
(May 31, 2005 – 36,978; February 28, 2005 – 46,375)	(894)	(1,199)
Deferred stock-based compensation	(109)	(277)
Retained earnings	402,258	402,020
Accumulated other comprehensive income	3,070	2,716

	667,221	655,821

	$978,898	$1,063,967

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended May 31,

	2005	2004

Cash flows from operating activities
Net income	$ 23,825	$ 20,125
Non-cash items
Depreciation and amortization	7,165	6,498
Amortization of deferred stock-based compensation	168	185
Amortization of other deferred compensation	--	7
Deferred income taxes	(3,889)	1,016
Loss on disposal of fixed assets	87	1

	27,356	27,832
Change in non-cash working capital
Decrease in accounts receivable	46,835	44,933
Decrease in prepaid expenses and other current assets	1,423	870
Decrease in accounts payable	(8,043)	(6,967)
Decrease in accrued charges	(8,003)	(3,195)
Decrease in salaries, commissions, and related items	(36,133)	(15,743)
Decrease in income taxes payable	(17,943)	(2,092)
Decrease in deferred revenue	(10,825)	(12,549)

Net cash provided by (used in) operating activities	(5,333)	33,089

Cash flows from investing activities
Maturity of short-term investments	127,925	145,593
Purchase of short-term investments	(101,983)	(71,395)
Additions to fixed assets	(4,756)	(3,073)
Additions to intangible assets	(245)	(69)
Decrease in other assets	245	--
Acquisition costs, net of cash and cash equivalents	131	--

Net cash provided by investing activities	21,317	71,056

Cash flows from financing activities
Issue of common shares	12,307	10,289
Repurchase of shares	(25,254)	(9,989)

Net cash provided by (used in) financing activities	(12,947)	300

Effect of exchange rate changes on cash	(3,959)	(1,834)

Net increase (decrease) in cash and cash equivalents	(922)	102,611
Cash and cash equivalents, beginning of period	378,348	224,830

Cash and cash equivalents, end of period	377,426	327,441
Short-term investments, end of period	118,610	88,921

Cash, cash equivalents, and short-term investments, end of period	$496,036	$416,362

(See accompanying notes)

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (“U.S.”) dollars and in accordance with generally accepted accounting principles (“GAAP”) in the U.S. with respect to interim financial statements, applied on a consistent basis. The consolidated balance sheet as at February 28, 2005 has been extracted from the audited consolidated financial statements at that date. These consolidated financial statements do not include all of the information and footnotes required for compliance with GAAP in the U.S. for annual financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

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

As required by SOP 97-2, the Corporation establishes VSOE for each element of a contract with multiple obligations (i.e., delivered and undelivered products, support obligations, education, consulting, and other services). The Corporation determines VSOE for service elements based on the normal pricing and discounting practices for those elements when they are sold separately and for product support elements based on the renewal rates offered to customers; the remaining arrangement fee is then assigned to the license element of the contract.

The Corporation recognizes revenue for resellers, value added resellers, original equipment manufacturers, and strategic system integrators (collectively “third-parties”) in a similar manner to revenue for end-users. The Corporation recognizes revenue on physical transfer of the master copy to third-parties if the license fee is a one-time up-front fixed irrevocable payment and all other revenue recognition criteria have been met. If there are multiple license fee payments based on the number of copies made or ordered, delivery occurs and revenue is recognized when the copies are licensed and delivered to an end-user. It is the Corporation’s general business practice not to offer or agree to exchanges or returns with third-parties. If a third-party is newly formed, undercapitalized or in financial difficulty, or if uncertainties about the number of copies to be sold by the third-party exist, revenue is deferred and recognized when cash is received if all other revenue recognition criteria have been met.

3.	Stock-Based Compensation

The Corporation applies Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock option, stock purchase, and restricted share unit plans. Where the exercise price of stock options is equal to the market price of the stock on the trading day preceding the date of grant, no compensation cost has been recognized in the financial statements for its stock option and stock purchase plans. However, for certain options assumed on the acquisition of Adaytum, Inc., based on purchase accounting methodology, compensation cost has been recognized in the financial statements. For restricted share units, the fair value of each unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-based Payment, (“SFAS 123”) stock-based compensation costs would have reduced net income, basic net income per share, and diluted net income per share as indicated in the table below (000s, except per share amounts):

	Three months ended May 31,

	2005	2004

Net income:
As reported	$23,825	$20,125
Add: Stock-based employee compensation included above	168	185
Less: Stock-based employee compensation using fair value based method	(3,621)	(3,409)

Pro forma	$20,372	$16,901

Basic net income per share:
As reported	$0.26	$0.22
Add: Stock-based employee compensation included above	--	--
Less: Stock-based employee compensation using fair value based method	(0.04)	(0.03)

Pro forma	$0.22	$0.19

Diluted net income per share:
As reported	$0.25	$0.22
Add: Stock-based employee compensation included above	--	--
Less: Stock-based employee compensation using fair value based method	(0.03)	(0.04)

Pro forma	$0.22	$0.18

Weighted average number of shares:
Basic	91,078	90,091

Diluted	93,897	92,692

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

For purposes of computing pro forma net income, the fair value of the options granted during the three-month period ended May 31, 2005 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted average assumptions were used :

	Three months ended May 31,

	2005	2004

	Binomial Lattice	Black- Scholes
Risk-free interest rates	4.2%	3.6%
Expected volatility	35%	52%
Dividend yield	0%	0%
Expected life of options (years)	3.7	4.3

For purposes of the pro forma disclosures, the expected volatility assumptions used by the Corporation prior to this fiscal period have been based solely on the historical volatility of the Corporation’s common stock over the most recent period commensurate with the estimated expected life of the Corporation’s stock options. Beginning in fiscal year 2006, the Corporation has modified this approach to consider other relevant factors, including implied volatility in market traded options on the Corporation’s common stock and the impact of unusual fluctuations not reasonably expected to recur on the historical volatility of the Corporation’s common stock. The Corporation will continue to monitor these and other relevant factors in developing the expected volatility assumption used to value future awards.

4.	Goodwill

During the three months ended May 31, 2005, there was a reduction to goodwill of $131,000 resulting from fair value adjustments to accounts receivable in the purchase price allocation for Frango AB (“Frango”). For the three months ended May 31, 2004, there were no adjustments to goodwill.

	Three months ended May 31,

	2005	2004

	($000s)
Beginning balance	$221,490	$172,323
Adjustments	(131)	--

Closing balance	$221,359	$172,323

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

5.	Intangible Assets

	As at May 31, 2005		As at February 28, 2005

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired technology	$ 40,419	$24,025	$ 40,419	$22,688	20%
Contractual relationships	9,608	2,480	9,608	2,179	12.5%
Trademarks and patents	4,842	2,707	4,597	2,523	20%

	54,869	$29,212	54,624	$27,390

	(29,212)		(27,390)

Net book value	$ 25,657		$ 27,234

During the three months ended May 31, 2005 and May 31, 2004, there were additions to trademarks and patents in the amount of $245,000 and $70,000, respectively.

Amortization of intangible assets was $1,822,000 and $1,372,000 in the quarters ended May 31, 2005 and May 31, 2004, respectively. For the three months ended May 31, 2005, $1,637,000 is included in amortization of acquisition-related intangible assets and $185,000 is included in selling, general, and administrative expenses. For the three months ended May 31, 2004, $1,236,000 is included in amortization of acquisition-related intangible assets and $136,000 is included in selling, general, and administrative expenses. The estimated amortization expense related to intangible assets is as follows ($000s):

2006 (Q2 to Q4)	$5,435
2007	7,145
2008	6,491
2009	2,966
2010	2,184
2011	1,436

6.	Commitments and Contingencies

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

The Corporation provides for income taxes in its quarterly unaudited financial statements based on the estimated effective tax rate for the full fiscal year. The estimated effective tax rate is adjusted on a quarterly basis when a tax asset or exposure is ultimately resolved.

The Corporation estimates its effective tax rate for the fiscal year to be 21%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three-month period ended May 31, 2005 to 12% due to the recognition of one-time benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries. For the three months ended May 31, 2004, the Corporation estimated its effective tax rate for fiscal 2005 to be 21% and no adjustment was made.

8.	Stockholders’ Equity

The Corporation issued 527,000 common shares, for proceeds of $12,307,000 during the three months ended May 31, 2005, and issued 635,000 shares for proceeds of $10,289,000 during the three months ended May 31, 2004. The issuance of shares in the three months ended May 31, 2005 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees, officers, and directors. The issuance of shares in the three months ended May 31, 2004 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees and officers. During the three months ended May 31, 2005 and May 31, 2004, the Corporation repurchased 617,000 shares at a value of $25,254,000 and 300,000 shares at a value of $9,989,000, respectively. The shares repurchased during both periods were made in the open market under the Corporation’s share repurchase program.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended May 31,

	2005	2004

Basic Net Income per Share
Net income	$23,825	$20,125

Weighted average number of shares outstanding	91,078	90,091

Basic net income per share	$0.26	$0.22

Diluted Net Income per Share
Net income	$23,825	$20,125

Weighted average number of shares outstanding	91,078	90,091
Dilutive effect of stock options	2,819	2,601

Adjusted weighted average number of shares outstanding	93,897	92,692

Diluted net income per share	$0.25	$0.22

9.	Comprehensive Income

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The components of comprehensive income were as follows ($000s):

	Three months ended May 31,

	2005	2004

Net Income	$23,825	$20,125
Other comprehensive income (loss):
Foreign currency translation adjustments	590	(1,715)
Change in net unrealized loss on derivative instruments	(236)	--

Comprehensive income	$24,179	$18,410

10.	Segmented Information

The Corporation operates in one business segment as one reporting unit — computer software solutions.

11.	Liabilities in Connection with Acquisition

The Corporation undertook a restructuring plan in conjunction with the acquisition of Frango in September 2004. In accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Business Combination, the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The Corporation recorded restructuring costs of approximately $5,445,000 in relation to this restructuring plan. This restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. The employee separations impacted all functional groups, primarily in Europe. The restructuring accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2006. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier. The plan is not yet finalized and as a result there may be unresolved contingencies, purchase price allocation issues, or additional liabilities that could result in a material adjustment to the acquisition cost allocation.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following table sets forth the activity in the Corporation’s restructuring accrual for the three-month period ended May 31, 2005: ($000s)

	Employee separations	Other restructuring accruals	Total accrual

Balance as at February 28, 2005	$2,913	$2,261	$5,174
Cash payments during the first quarter of fiscal 2006	(735)	(148)	(883)
Foreign exchange adjustment	(191)	(129)	(320)

Balance as at May 31, 2005	$1,987	$1,984	$3,971

12.	Comparative Results

Certain of the prior period’s figures have been reclassified in order to conform to the presentation adopted during the current fiscal year. This change in presentation does not affect previously reported assets, liabilities, or results of operations.

13.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-based Payment (“SFAS 123R”) which is a revision of SFAS 123 and supersedes APB 25 and SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005. Early adoption is permitted. The Corporation is currently examining the different changes contemplated by the new rules and has yet to determine which transitional provision it will follow. The impact on the Corporation’s financial statements of applying one of the acceptable fair value based methods of accounting for stock options is disclosed in Note 3 “Stock-based Compensation”.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Corporation is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

14.	Canadian Generally Accepted Accounting Principles

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
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following summarizes the more significant differences that would result if Canadian GAAP had been applied in the preparation of these consolidated financial statements:

Condensed Consolidated Balance Sheets

$000s, as at	May 31, 2005			February 28, 2005

	U.S. GAAP	Adjustments	Canadian GAAP	U.S. GAAP	Adjustments	Canadian GAAP

Current assets	$654,398	$ --	$654,398	$ 735,299	$ --	$ 735,299
Fixed assets, net	71,377	--	71,377	73,566	--	73,566
Intangible assets, net	25,657	376	26,033	27,234	626	27,860
Other assets	6,107	--	6,107	6,378	--	6,378
Goodwill	221,359	--	221,359	221,490	--	221,490

Total Assets	$978,898	$ 376	$979,274	$1,063,967	$ 626	$1,064,593

Current liabilities	$300,116	$ (584)	$299,532	$ 391,063	$ (348)	$ 390,715
Deferred income taxes	11,561	132	11,693	17,083	232	17,315
Common shares and
additional paid-in capital	262,896	152,636	415,532	252,561	153,310	405,871
Treasury shares	(894)	--	(894)	(1,199)	--	(1,199)
Deferred stock-based
compensation	(109)	(33,428)	(33,537)	(277)	(37,555)	(37,832)
Retained earnings	402,258	(118,964)	283,294	402,020	(115,361)	286,659
Accumulated other
comprehensive income	3,070	584	3,654	2,716	348	3,064

Total Liabilities and
Stockholders’ Equity	$978,898	$ 376	$979,274	$1,063,967	$ 626	$1,064,593

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Reconciliation of Consolidated Net Income

	Three Months Ended May 31,

$000s except per share amounts	2005	2004

Net income under U.S. GAAP	$23,825	$20,125
Amortization of acquired in-process technology	(250)	(250)
Deferred taxes on acquired in-process technology amortization	100	100
Stock-based compensation	(3,914)	(3,651)
Tax impact of stock-based compensation	461	427

Net income under Canadian GAAP	$20,222	$16,751

Net income per share under Canadian GAAP
Basic	$0.22	$0.19

Diluted	$0.22	$0.18

Weighted average number of shares (000s)
Basic	91,078	90,091

Diluted	93,897	92,692

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

A. Acquired in-process technology

Canadian GAAP requires capitalization of the value assigned to acquired in-process technology and amortization of this value over its estimated useful life. Under U.S. GAAP, this value is written off immediately. The impact of this difference was to decrease net income by $250,000 for both the three months ended May 31, 2005 and May 31, 2004, compared to U.S. GAAP.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

B. Stock-based compensation

Under U.S. GAAP, companies may choose between the intrinsic value method and fair value method of accounting for stock-based compensation. The Corporation has elected to account for stock-based compensation using the intrinsic value method in accordance with APB 25 and to disclose the pro forma effect of recording compensation expense under the fair value method. This disclosure can be found in Note 3 to these unaudited consolidated financial statements. For Canadian GAAP purposes, companies are required to use the fair value method of accounting for stock-based compensation. The impact of this difference for the three months ended May 31, 2005 and May 31, 2004 was to decrease income before taxes by $3,914,000 and $3,651,000, respectively.

Upon adoption of a fair value method of stock-based compensation for Canadian GAAP purposes, a cumulative adjustment of $132,798,000 was made to common shares and additional paid in capital with an offsetting entry of $77,770,000 to retained earnings and $55,028,000 to deferred stock-based compensation.

C. Deferred income taxes related to acquired in-process technology and stock-based compensation

The above noted difference relating to the capitalization of in-process technology created an additional deferred income tax liability for Canadian GAAP purposes as the capitalization of the in-process technology created a temporary difference. The amortization of this balance decreased the income tax provision by $100,000 for both the three months ended May 31, 2005 and May 31, 2004, compared to U.S. GAAP.

The expensing of stock-based compensation creates a deferred tax asset for Canadian GAAP purposes as this expense is deductible in certain jurisdictions when the options are exercised. Under U.S. GAAP, the reduction in the tax liability is treated as part of the purchase price component of the stock options and added to paid-in capital. The expensing of stock-based compensation reduced the Canadian GAAP tax provision by $461,000 and $427,000 for the three months ended May 31, 2005 and May 31, 2004, respectively, as compared to U.S. GAAP.

D. Derivative financial instruments

Under Canadian GAAP, derivative financial instruments that qualify for hedge accounting treatment may be recognized on the balance sheet only to the extent that cash has been paid and or received together with adjustments necessary to offset recognized gains or losses arising on the hedged items. Under U.S. GAAP, such derivative financial instruments are recognized on the balance sheet at fair value with a corresponding charge or credit recorded in OCI for any portion not recognized in income. At May 31, 2005 and February 28, 2005, there was $584,000 and $348,000, respectively, included in OCI related to the net unrealized loss on the Corporation’s cash flow hedges. For Canadian GAAP, this amount was removed and applied against the accrued liability related to the hedge.

E. Investment tax credits

In addition to the above differences affecting net income, Canadian GAAP requires that investment tax credits be deducted from operating expense whereas, under U.S. GAAP, these amounts are to be deducted from the income tax provision. The impact of this difference was to increase net income before taxes and the income tax provision by $5,500,000 and $3,014,000 for the three months ended May 31, 2005 and May 31, 2004, respectively, with no resulting impact to net income, compared to U.S. GAAP.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005 (“fiscal 2005”). MD&A contains forward-looking statements including statements concerning future revenues and earnings; drivers of revenue growth; the effect of foreign currency fluctuations, changes in accounting principles and changes in actual or assumed tax liabilities; our expectations regarding tax exposure; product demand and growth opportunities; business outlook and business momentum; purchasing environment; larger transactions and changes in buying cycle; new product introductions/development and customer reaction and acceptance of such products, including the Cognos ReportNet product and Cognos 8 Business Intelligence; market positioning and conditions, business model and technology strategies and execution; the growth, strategic importance and acceptance of corporate performance management, business intelligence and solution standardization; our deployment of resources to expand our direct and indirect sales activities; our relationships with system integrators and the importance of those relationships; our use of subcontractors; increases in enterprise-wide deployments; and our anticipated capital requirements and working capital needs. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services; a continuing increase in the number of larger customer transactions and the potential for a related lengthening of sales cycles; our ability to compete in an intensely competitive market; our ability to develop and introduce new products and enhancements on schedule that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models, plans and strategies and to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; continued BI market consolidation and other competitive changes in the BI market; fluctuations in our quarterly and annual operating results; currency fluctuations; fluctuations in our tax exposure; the impact of global economic conditions on our business; unauthorized use or misappropriation of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as the impact of the laws of foreign jurisdictions; our ability to identify, pursue, and complete acquisitions with desired business results; and the existence of regulatory barriers to integration; as well as the risk factors discussed below and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

OVERVIEW OF THE QUARTER

We posted solid results for the first quarter of fiscal 2006 including 15% growth in revenue and 18% growth in net income compared to the first quarter of the prior fiscal year. The quarter was marked by modest license revenue growth, consistently strong support renewal performance and a strong quarter for professional services. We continued to prudently manage expenses in what is seasonally our most challenging quarter.

Operating Performance

Revenue for the three month period ended May 31, 2005 was $200.1 million, an increase of 15% from $173.6 million for the corresponding period last year. The increase in revenue during the first quarter of fiscal 2006 is partially attributable to increased product support, as we expand our customer base and continue to experience solid renewal rates. Services revenue also contributed to this growth as we delivered on our commitments from the fourth quarter of fiscal 2005. In addition, license revenue increased 8% to $71.1 million, compared with $66.1 million in the first quarter of fiscal 2005.

Net income for the three month period ended May 31, 2005 was $23.8 million or $0.25 per share compared to net income of $20.1 million or $0.22 per share for the same period last year. The increase in net income for the quarter is due to increased gross margin resulting from the overall increase in revenue combined with higher interest revenue on our investment portfolio and a lower tax rate for the quarter when compared to the same period last fiscal year. This increase was partially offset by increased ongoing expenses resulting from our acquisition of Frango and our investments in head count and systems to support our future growth.

Our balance sheet remains strong, ending the quarter with $496.0 million in cash, cash equivalents, and short-term investments. This represents a decrease of $26.9 million from February 28, 2005, primarily attributable to cash payments for compensation related to our fiscal 2005 performance, certain tax liabilities, and the repurchase of our shares on the open market.

We signed six contracts in excess of one million dollars during the quarter, compared with eight contracts in the corresponding period last year. This decline was a result of us closing fewer large transactions late in the quarter. There is no single reason for this as each customer situation was unique. The number of contracts greater than $200,000 and greater than $50,000 signed during the quarter continues to increase. The number of contracts greater than $200,000 and $50,000 increased 14% and 17%, respectively, compared to the corresponding period last year. We believe this increase is evidence of the continuing growth and deepening strategic importance of BI within our customers’ businesses.

Economic and Market Factors

Our growth in revenue is primarily attributable to the growing market for BI and CPM which is driven by three main market factors: (1) a desire by enterprises to standardize on one BI platform, (2) systems investment within the Office of Finance driven by the increasing importance of compliance and transparency, and (3) a growing focus on CPM.

In our view, BI and CPM continue to be leading priorities within IT and Finance budgets and businesses want to standardize on one BI platform. As organizations place increased attention on compliance and transparency, they want to replace spreadsheet-based applications and legacy systems with single instance planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, CPM is a growing segment in the software industry, blending BI with planning, budgeting, and scorecarding to provide management performance visibility and support for the corporate decision-making process.

Outlook for the balance of the fiscal year

We believe that BI standardization, the systems investment within the Office of Finance, and CPM will continue to be among the key driving forces of our revenue growth for the remainder of this fiscal year. As an organization, we will continue to focus on building stronger relationships with our customers and our partners in order to capitalize on these trends. To further our revenue growth, we expect to also deliver innovative new products to the market. Specifically, in the third quarter of fiscal 2006, we expect to release a new generation of our Enterprise Business Intelligence Series, Cognos 8 Business Intelligence, which includes Cognos ReportNet, PowerPlay, Cognos Metrics Manager, and DecisionStream. This new release will continue to expand the capability of our new platform and allow our customers to expand their BI deployment. In the upcoming months, we also expect to launch new releases of Cognos Controller and Cognos Planning.

Our outlook for the balance of fiscal 2006 remains positive. In our view, our position in the market, our product offering, and our opportunity remain healthy.

RESULTS OF OPERATIONS

(000s, except per share amounts)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Revenue	$200,075	$173,619	15.2%
Cost of revenue	42,194	33,271	26.8

Gross margin	157,881	140,348	12.5
Operating expenses	133,524	116,206	14.9

Operating income	$ 24,357	$ 24,142	0.9

Gross margin percentage	78.9%	80.8%
Operating margin percentage	12.2%	13.9%

Net income	$ 23,825	$ 20,125	18.4%

Basic net income per share	$0.26	$0.22

Diluted net income per share	$0.25	$0.22

Revenue for the quarter ended May 31, 2005 was $200.1 million, a 15% increase from revenue of $173.6 million for the same quarter last year. Net income for the current quarter was $23.8 million, compared to net income of $20.1 million for the same quarter last year. Diluted net income per share was $0.25 for the current quarter, compared to diluted net income per share of $0.22 for the same quarter last year. Basic net income per share was $0.26 and $0.22 for the quarters ended May 31, 2005 and May 31, 2004, respectively.

Gross margin for the quarter ended May 31, 2005 was $157.9 million, an increase of 12% over gross margin of $140.3 million for the same quarter last year. Gross margin percentage was 79% for the quarter ended May 31, 2005 as compared to 81% for the corresponding quarter last fiscal year. Total operating expenses for the quarter ended May 31, 2005 were $133.5 million, a 15% increase from operating expenses of $116.2 million for the same quarter last year. Operating income for the quarter ended May 31, 2005 was $24.4 million, compared to operating income of $24.1 million in the same quarter last year. The operating margin for the quarter ended May 31, 2005 was 12% as compared to 14% for the comparative quarter of the previous fiscal year.

The increase in net income for the quarter is due to increased gross margin resulting from the overall increase in revenue combined with higher interest revenue on our investment portfolio and a lower tax rate for the quarter when compared to the same period last fiscal year. This increase was partially offset by increased ongoing expenses resulting from our acquisition of Frango and our investments in head count and systems to support our future growth.

We operate internationally and, as a result, a substantial portion of our business is conducted in foreign currencies. Accordingly, our results are affected by year-over-year changes in the value of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. The following table breaks down the year-over-year percentage change in revenue and expenses between change attributable to growth and change attributable to fluctuations in the value of the U.S. dollar as compared to these other currencies.

	Three Months Ended May 31, 2005 over 2004

	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth

Revenue	12.8%	2.4%	15.2%
Cost of Revenue and Operating Expenses	13.1%	4.5%	17.6%
Operating Income	10.7%	(9.8)%	0.9%

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue		Percentage Change

	Three months ended May 31,		Three months ended May 31,
	2005	2004	2004 to 2005

Revenue	100.0%	100.0%	15.2%

Cost of revenue	21.1	19.2	26.8

Gross margin	78.9	80.8	12.5

Operating expenses
Selling, general, and administrative	51.5	52.2	13.6
Research and development	14.4	14.0	18.7
Amortization of acquisition-related intangible assets	0.8	0.7	32.4

Total operating expenses	66.7	66.9	14.9

Operating income	12.2	13.9	0.9
Interest and other expenses	(0.2)	(0.0)	377.5
Interest income	1.6	0.8	122.2

Income before taxes	13.6	14.7	6.5
Income tax provision	1.7	3.1	(38.1)

Net income	11.9%	11.6%	18.4

REVENUE

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Product License	$ 71,146	$ 66,070	7.7%
Product Support	88,505	74,787	18.3
Services	40,424	32,762	23.4

Total Revenue	$200,075	$173,619	15.2%

Our total revenue was $200.1 million for the quarter ended May 31, 2005, an increase of $26.5 million or 15% compared to the quarter ended May 31, 2004. Our total revenue was derived primarily from our suite of BI products, principally Cognos ReportNet™, PowerPlay®, and Cognos Planning. Contributing to a lesser extent were Impromptu®, Cognos DecisionStream, Cognos Metrics Manager, Cognos Analytic Applications, Cognos Controller, Cognos Visualizer, Cognos Finance, and NoticeCast®.

Industry Trends and Geographic Information

Our growth in revenue is primarily attributable to the growing market for BI and CPM which is driven by three main market factors: (1) a desire by enterprises to standardize on one BI platform, (2) systems investment within the Office of Finance driven by the increasing importance of compliance and transparency, and (3) a growing focus on CPM.

First, we believe BI has become a leading priority within IT budgets as businesses try to leverage their investments in enterprise applications and understand the data from those applications. In particular, businesses want to standardize on one BI platform to reduce the number of platforms and vendors they support and better align their operations with their strategy. The breadth and depth of functionality of Cognos ReportNet, our web-based query and reporting solution, make it the solution of choice. We also believe that Cognos ReportNet combined with Cognos PowerPlay offer companies a single platform for driving their performance throughout their organization.

Second, there is increased investment in systems within the Office of Finance of most enterprises driven by the recent increased attention on compliance and transparency. Organizations want to replace spreadsheet-based applications and legacy systems with integrated planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, these organizations want to leverage these solutions as an efficient and dependable platform to move beyond compliance to achieve best practices, specifically in the area of rolling plans, planning standardization, and reduced time to close. This focus allows the Office of Finance to extend beyond managing pure financial goals and towards overall performance goals and CPM. We believe that our planning and consolidation products help improve the accuracy, transparency, and timeliness of financial information and, as a result, we are seeing increased demand for these products.

Finally, CPM is a growing segment in the software industry. It blends BI with planning, budgeting, and scorecarding to provide management performance visibility and support for the corporate decision-making process. We believe that our market-leading BI, planning, and scorecarding products, along with the recent addition of Cognos Controller, our consolidation product, deliver a complete CPM solution. They provide multiple entry points into a CPM solution that are appealing to both the finance and operations segments of enterprises. Our single platform for BI, planning, and analytics differentiates us from our competition by enabling enterprises to easily integrate new and existing IT assets into their CPM plan.

Although, compared to the same period last year, contracts greater than $1 million decreased during the quarter, we are still experiencing an increase in the number of contracts greater than $200,000 and $50,000. We are seeing an increase in enterprise-wide deployments of BI products and a strengthening of our relationships with some of the world’s largest companies, and with our strategic partners. We believe that the growth in license orders greater than $50,000 that we are experiencing is an indication of enterprise–scale investment in our products by our customers which has created a foundation for future growth. Management uses the following summary of key revenue indicators to track order size:

Key Revenue Indicators

	Three months ended May 31,

	2005	2004

Orders (License, Support, Services)
Transactions greater than $1 million	6	8
Transactions greater than $200,000	104	91
Transactions greater than $50,000	668	569
Average selling price (License Orders Only) ($000s)
Greater than $50,000	$175	$169

The overall change in total revenue from our three revenue categories in the quarter ended May 31, 2005 from May 31, 2004 was as follows: an 8% increase in product license revenue, an 18% increase in product support revenue, and a 23% increase in services revenue.

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

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

The Americas	$115,516	$104,831	10.2%
Europe	66,461	54,989	20.9
Asia/Pacific	18,098	13,799	31.2

Total	$200,075	$173,619	15.2%

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

	Three months ended May 31,

	2005	2004

The Americas	57.7%	60.4%
Europe	33.2	31.7
Asia/Pacific	9.1	7.9

Total	100.0%	100.0%

The growth rates of our revenue in Europe, Asia/Pacific and, to a much lesser extent, in the Americas were affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the quarter ending May 31, 2005 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

	Three Months Ended May 31, 2005 over 2004

	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth

The Americas	8.9%	1.3%	10.2%
Europe	16.6	4.3	20.9
Asia/Pacific	26.3	4.9	31.2
Total	12.8	2.4	15.2

The growth rate of our revenue in the Americas during the three months ended May 31, 2005 was mostly attributable to increases in volume and size of transactions as there was only a slight impact from fluctuations in foreign currencies, predominantly the Canadian dollar. We experienced moderate revenue growth in the Americas and our revenue in Europe and Asia/Pacific continues to grow as we invest in our sales and distribution channels in all three geographic regions. As indicated by the above table, the weakening of the U.S. dollar in relation to various currencies in Europe and Asia/Pacific positively impacted the growth rates in those regions for the quarter although to a lesser extent than the corresponding period last year. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenue in the future.

Product License Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Product license revenue	$71,146	$66,070	7.7%
Percentage of total revenue	35.6%	38.0%

Product license revenue was $71.1 million in the quarter ended May 31, 2005, an increase of $5.1 million or 8% over the corresponding period last year. The increase in product license revenue during the quarter reflects the continued strength of our product offering to the BI market and the Office of Finance, including Cognos ReportNet and Cognos Planning. Exchange rate fluctuations relative to the U.S. dollar also positively impacted license revenue by approximately 2% during the quarter compared to the prior fiscal year. Product license revenue accounted for 36% of total revenue for the three months ended May 31, 2005 as compared to 38% for the comparative quarter of the previous fiscal year.

The breadth of our solution is also allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 68% of our license revenue came from existing customers in the three-month period ended May 31, 2005.

We license our software through our direct sales force and third-party channels including resellers, value-added resellers, and OEMs. Total product license revenue for the quarter from direct sales was $48.6 million compared to $48.5 million in the corresponding period last fiscal year. Direct sales accounted for approximately 68% and 73% of our license revenue for the first quarter of fiscal 2006 and 2005, respectively.

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

Product Support Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Product support revenue	$88,505	$74,787	18.3%
Percentage of total revenue	44.2%	43.1%

Product support revenue was $88.5 million in the quarter ended May 31, 2005, an increase of $13.7 million or 18% compared to the corresponding period in the prior fiscal year. The increase was the result of the strong rate of renewal of our support contracts and the expansion of our customer base. Exchange rate fluctuations also favorably impacted product support revenue by approximately 3% during the quarter.

Product support revenue accounted for 44% of our total revenue in the quarter ended May 31, 2005 as compared to 43% for the comparative quarter of the previous fiscal year.

Services Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Services revenue	$40,424	$32,762	23.4%
Percentage of total revenue	20.2%	18.9%

Services revenue (training, consulting, and other revenue) was $40.4 million in the quarter ended May 31, 2005, an increase of $7.7 million or 23% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 20% of our total revenue for the three months ended May 31, 2005 as compared to 19% for the comparative quarter of the previous fiscal year.

The increase was primarily attributable to an increase in consulting revenue as we delivered on our commitments on contracts entered into in the fourth quarter of fiscal 2005. Exchange rate fluctuations also favorably impacted services revenue by approximately 3% for the quarter.

COST OF REVENUE

Cost of Product License

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Cost of product license	$1,222	$621	96.8%
Percentage of license revenue	1.7%	0.9%

For the three months ended May 31, 2005, the cost of product license revenue was $1.2 million, an increase of $0.6 million or 97% compared to the corresponding period in the prior fiscal year. These costs represented 2% of product license revenue for the quarter ended May 31, 2005, as compared to 1% of product license revenue for the quarter ended May 31, 2004.

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from May 31,

2004 to 2005

Royalty cost	$671
Other	(70)

Total year-over-year change	$601

The increase in these costs was the result of increases in royalties with our technology OEM suppliers.

Cost of Product Support

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Cost of product support	$8,882	$7,175	23.8%
Percentage of support revenue	10.0%	9.6%

The cost of product support revenue was $8.9 million, an increase of $1.7 million or 24% in the quarter ended May 31, 2005 compared to the corresponding period in the prior fiscal year. The cost of product support represented 10% of total product support revenue for both the quarters ended May 31, 2005 and May 31, 2004.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third-parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change from May 31,

2004 to 2005

Staff-related costs	$1,638
Other	69

Total year-over-year change	$1,707

The increase in the cost of product support for the three months ended May 31, 2005 was primarily the result of increases in staff-related costs to service our growing customer base. Contributing further to the increase was the addition of Frango staff into our support organization. The average number of employees within the support organization increased 19% from one year ago. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of product support by approximately 8% for the quarter.

Cost of Services

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Cost of services	$32,090	$25,475	26.0%
Percentage of service revenue	79.4%	77.8%

The cost of services was $32.1 million, an increase of $6.6 million or 26% in the quarter ended May 31, 2005 compared to the corresponding period in the prior fiscal year. The cost of services increased as a percentage of services revenue, representing 79% for the quarter ended May 31, 2005 as compared to 78% for the corresponding period in the prior fiscal year.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from May 31,

2004 to 2005

Staff-related costs	$2,816
Services purchased externally	3,042
Staff development costs	600
Other	157

Total year-over-year change	$6,615

The increase in cost of services for the three months ended May 31, 2005 was primarily attributable to increases in staff-related costs, including the addition of Frango personnel and the recent investment in additional staff, and services purchased externally. Subcontractors are currently an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we have recently hired new employees in this area, we will continue to fill any gaps by engaging subcontractors. Also contributing to the increase were increases in staff development costs. The average number of employees within the services organization increased 24% from the previous fiscal year. The unfavorable effect of fluctuations of foreign currencies increased cost of services by approximately 2% for the quarter as a portion of these services are provided in currencies other than the U.S. dollar.

OPERATING EXPENSES

Selling, General, and Administrative

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Selling, general, and administrative	$103,013	$90,645	13.6%
Percentage of total revenue	51.5%	52.2%

Selling, general, and administrative (“SG&A”) expenses were $103.0 million, an increase of $12.4 million or 14% in the quarter ended May 31, 2005, compared to the corresponding period in the prior fiscal year. These costs decreased as a percentage of revenue, representing 51% for the three months ended May 31, 2005 compared to 52% for the corresponding period in the prior fiscal year.

SG&A expenses include staff related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change from May 31,

2004 to 2005

Staff-related costs	$ 7,730
Facilities costs	1,532
Subcontractors	808
Other	2,298

Total year-over-year change	$12,368

The increase in SG&A expenses for the three-month period ended May 31, 2005 was predominantly the result of increases in staff related costs resulting from increases in compensation, as well as associated benefits compared to the previous fiscal year, including the addition of Frango employees. In addition, we incurred increased facilities and subcontractor costs. The average number of employees within SG&A increased by 13% in fiscal 2005 from the previous fiscal year. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately 4% during the quarter.

Research and Development

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Research and development	$28,874	$24,325	18.7%
Percentage of total revenue	14.4%	14.0%

Research and development (“R&D”) expenses were $28.9 million, an increase of $4.5 million or 19% in the quarter ended May 31, 2005, compared to the corresponding period in the prior fiscal year. R&D costs were 14% of revenue for both the quarters ended May 31, 2005 and May 31, 2004.

R&D expenses are primarily staff-related costs attributable to the design and enhancement of existing products along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change from May 31,

2004 to 2005

Staff-related costs	$3,416
Other	1,133

Total year-over-year change	$4,549

The increase in R&D expenses for the three months ended May 31, 2005 was predominantly the result of increases in staff related costs resulting from increases in salaries as well as associated benefits as compared to the previous fiscal year, including the integration of Frango employees. The average number of employees within R&D increased by 7% from the previous fiscal year. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased R&D expenses by approximately 7% in the quarter.

During the quarter ended May 31, 2005, we continued to invest significantly in R&D activities for our next generation of BI solutions which are the foundation of our CPM vision. We expect to make available this new generation of our Enterprise Business Intelligence Series, Cognos 8 Business Intelligence, in the third quarter of fiscal 2006. This offering will include query, reporting, analysis, scorecarding, and notification off a single services oriented architecture. It commenced its first round of beta trials on schedule during the first quarter and advanced to general field beta trial in June. We are also investing in our offerings to the Office of Finance and expect to launch new releases of Cognos Controller and Cognos Planning in the coming months.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the quarters ended May 31, 2005 and May 31, 2004. Costs were not deferred in the period because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Acquisition-related Intangible Assets

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Amortization of acquisition-related intangible assets	$1,637	$1,236	32.4%

Amortization of intangible assets was $1.6 million, an increase of $0.4 million or 32% for the quarter ended May 31, 2005 compared to the corresponding period in the prior fiscal year. This increase was due to the amortization of acquired technology and contractual relationships as a result of the acquisition of Frango during the third quarter of fiscal 2005.

Net Interest and Other Income

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Net interest and other income	$2,780	$1,333	108.6%

Net interest and other income was $2.8 million, an increase of $1.4 million or 109% in the quarter ended May 31, 2005 compared to the corresponding period in the prior fiscal year. The change in net interest and other income is as follows:

($000s)	Year-over-year Change from May 31,

2004 to 2005

Increase in interest revenue	$1,715
Increase in interest and other expenses	(268)

Total year-over-year change	$1,447

The increase in interest revenue was attributable to an increase in the average portfolio size accompanied by an increase in the average yield on investments as compared to the same period in the prior fiscal year. The increase in interest and other expenses is mainly attributable to the amortization of the premium on our cash flow hedges as compared to the same period in the prior fiscal year.

Income Tax Provision

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Tax expense	$3,312	$5,350	(38.1)%
Effective tax rate	12.2%	21.0%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three months ended May 31, 2005, we recorded an income tax provision of $3.3 million, representing an effective income tax rate of 12%. Comparatively, in the three months ended May 31, 2004, we recorded an income tax provision of $5.4 million, representing an effective income tax rate of 21%. We estimate our effective tax rate for the current fiscal year to be 21%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three-month period ended May 31, 2005 to 12% due to the recognition of one-time benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at May 31, 2005	As at February 28, 2005	Percentage Change

Cash and cash equivalents	$377,426	$378,348	(0	.2)%
Short-term investments	118,610	144,552	(17.9)

Cash, cash equivalents, and short-term investments	$496,036	$522,900	(5.1)
Working capital	354,282	344,236	2.9

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2005	2004	2004 to 2005

Net cash provided by (used in):
Operating activities	$ (5,333)	$33,089	(116	.1)%
Investing activities	21,317	71,056	(70.0)
Financing activities	(12,947)	300	*

	As at May 31, 2005	As at May 31, 2004

Days sales outstanding (DSO)	63	55

* not meaningful

Cash, Cash Equivalents, and Short-term Investments

As of May 31, 2005, we held $496.0 million in cash, cash equivalents, and short-term investments, a decrease of $26.9 million from February 28, 2005. This decrease is primarily attributable to cash payments for compensation related to our fiscal 2005 performance, certain tax liabilities, and the repurchase of our shares on the open market. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Working Capital

Working capital represents our current assets less our current liabilities. As of May 31, 2005, working capital was $354.3 million, an increase of $10.0 million from February 28, 2005. The increase in working capital can be attributed to a net decrease in current liabilities, especially salaries, commissions, and related items and income taxes payable. Offsetting this increase were decreases in accounts receivable and short-term investments.

Days sales outstanding was 63 days at May 31, 2005, which is within our expected range, as compared to 55 days as at May 31, 2004. We calculate our days sales outstanding based on ending accounts receivable balances and quarterly revenue.

Long-term Debt

As at February 28, 2005 and May 31, 2005, we had no long-term debt.

Cash Used in Operating Activities

Cash used in operating activities (after changes in non-cash working capital items) for the three months ended May 31, 2005 was $5.3 million, as compared to cash provided by operating activities of $33.1 million in the comparative period last year. This represents an increased use of $38.4 million and is primarily attributable to changes in working capital compared to the same quarter last year.

Cash Provided by Investing Activities

Cash provided by investing activities was $21.3 million for the three months ended May 31, 2005, a decrease of $49.7 million compared to prior fiscal year. During the quarters ended May 31, 2005 and May 31, 2004, we had a decrease in the net investment in short-term investments from the comparative quarter in the prior fiscal year as many of the Corporation’s short-term investments matured during the quarter. The decrease however was greater in the prior fiscal year. In the quarter ended May 31, 2005, the proceeds on the maturity of our short-term investments were in excess of purchases of short-term investments by $25.9 million. In comparison, during the quarter ended May 31, 2004, our proceeds on the maturity of short-term investments, net of investments, were $74.2 million.

During the three month periods ended May 31, 2005 and May 31, 2004, we made fixed asset additions in the amount of $4.8 million and $3.1 million, respectively. The fixed asset additions in both periods related primarily to computer equipment and software, office furniture, and leasehold improvements.

Cash Used in Financing Activities

Cash used in financing activities was $12.9 million for the three months ended May 31, 2005, a decrease in financing activities of $13.2 million compared to the same period of the prior fiscal year. We issued 527,000 common shares, for proceeds of $12.3 million, during the three months ended May 31, 2005, compared to the issue of 635,000 shares for proceeds of $10.3 million during the corresponding period in the prior fiscal year. The issuance of shares in the three months ended May 31, 2005 was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors whereas the issuance of shares in the three months ended May 31, 2004 was pursuant to our stock purchase plan and the exercise of stock options by employees and officers.

We also paid $25.3 million during the quarter to repurchase 617,000 shares on the open market. Comparatively, for the three months ended May 31, 2004 we repurchased 300,000 shares at a value of $10.0 million. The share repurchases made during both periods were part of distinct open market share repurchase programs through The Nasdaq National Market or The Toronto Stock Exchange. The share repurchase programs have historically been adopted in October of each year and run for one year. They allow the Corporation to purchase no more than 5% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq National Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. All shares repurchased under the completed share repurchase programs were cancelled and all shares repurchased under the current share repurchase program will be cancelled.

Contracts and Commitments

We have an unsecured credit facility subject to annual renewal. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $12.5 million (U.S. $10.0 million), subject to certain covenants. As of May 31, 2005 and 2004, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

During fiscal 2005, the Corporation entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As of May 31, 2005, the Corporation had cash flow hedges, with maturity dates between February 28, 2006 and January 14, 2008, to exchange the U.S. dollar equivalent of $78.8 million in foreign currency. The estimated fair value of these contracts at May 31, 2005 was not material. We entered into these foreign currency exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

In connection with the acquisition of Frango, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. During the quarter ended May 31, 2005, the total cash payments made in relation to the accrual were $0.9 million, and cash payments remaining at May 31, 2005 were $4.0 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2006. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the year ended February 28, 2005.

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

Revenue Recognition — We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements (collectively “SOP 97-2”). As such, we exercise judgment and use estimates in connection with the determination of the amount of software license, maintenance and professional services revenue to be recognized in each accounting period.

Under the residual method prescribed by SOP 97-2, a portion of the arrangement fee is first allocated to undelivered elements included in the arrangement based on vendor specific objective evidence with the remainder of the arrangement fee being allocated to the delivered elements of the arrangement. Cognos contracts commonly include product license, product support, and services (e.g. education, consulting, etc.). Each product license arrangement requires careful analysis to ensure that all of the individual elements in the transaction have been identified, along with the fair value of each element.

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

We recognize revenue for resellers, value added resellers, original equipment manufacturers, and strategic system integrators (collectively “third-parties”) in a similar manner to our recognition of revenue for end-users.

For substantially all of our software arrangements, we defer revenue for the fair value of the product support and services to be provided to the customer and recognize revenue for the product license when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided the fee is fixed or determinable and collection is deemed probable.

We evaluate each of these criteria as follows:

•	Persuasive evidence of an arrangement exists: Our standard business practice is that persuasive evidence exists when we have a binding contract between ourselves and a customer for the provision of software or services.

•	Delivery has occurred: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to download the licensed program. Our typical end user license agreement does not include customer acceptance provisions. We recognize revenue from third-parties in the same fashion as end-user licenses unless fee payments are based upon the number of copies made or ordered. In cases where the fees are linked to the number of copies, revenue is recognized upon sell-through to the end customer.

•	The fee is fixed or determinable: A fee is fixed or readily determinable if it is a fixed amount of money or an amount that can be determined at the commencement of the contract, and is payable on Cognos standard payment terms. Fees are generally considered fixed and determinable unless a significant portion (more than 10%) of the licensing fee is due more that 12 months after delivery. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. Our typical end user and third-party license agreement does not allow for refunds, returns, or adjustments. However, in the rare circumstances where this might occur and these provisions are agreed upon, revenue is recognized upon the expiration of the rights of exchange or return. For third-parties, if they are newly formed, undercapitalized, or in financial difficulty, or if uncertainties about the number of copies to be sold by the partner exist, fees are not considered fixed and determinable. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collectibility is probable: We extend credit to credit worthy customers in order to facilitate our business. Credit is extended through the process of risk identification, evaluation, and containment. In practical terms, this process will take the form of: customer credit checks; established credit limits for customers (where necessary); and predetermined terms of sale. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

Our customers typically pre-pay product support for the first year in connection with a new product license, and the related revenue is deferred and recognized ratably over the term of the initial product support contract. Product support is renewable by the customer on an annual basis thereafter. Rates for product support, including subsequent renewal rates, are typically established based upon a specified percentage of net product license fees as set forth in the arrangement. Services revenue primarily consists of implementation services related to the installation of our products and training revenue. Our software is ready to use by the customer upon receipt. While many of our customers may choose to configure the software to fit their specific needs, our implementation services do not involve significant customization to or development of the underlying software code. Substantially all of our services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use our judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts over 360 days and specific accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for 2% of those receivables at May 31, 2005. In order to determine the percentage used, we analyze, on an annual basis, the geographical aging of the accounts, the nature of the receivables (i.e. license, maintenance, consulting), our historical collection experience, and current economic conditions.

In the past, changes in these factors have resulted in adjustments to our allowance for doubtful accounts. These adjustments have been accounted for as changes in estimates, the effect of which has not been significant on our results of operations and financial condition. As these factors change, the estimates made by management will also change, which will impact our provision for doubtful accounts in the future. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

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

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. Events or changes in facts or circumstances can include a strategic change in business direction, decline or discontinuance of a product line, a reduction in our customer base, or a restructuring. If one of these events or circumstances indicates that the carrying value of an asset may not be recoverable, the amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset as calculated using a net realizable value methodology. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-based Payment (“SFAS 123R”) which is a revision of SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005. Early adoption is permitted. We are currently examining the different changes contemplated by the new rules and we have yet to determine which transitional provision we will follow. The impact on our financial statements of applying one of the acceptable fair value based methods of accounting for stock options is disclosed in Note 3 “Stock-based Compensation”.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB 107 and we will be incorporating it as part of our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations and financial condition.

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

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. We expect our competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies. The software market may continue to consolidate by merger or acquisition. If one or more of our competitors merges or partners with another of our competitors or if we were to become the subject of an unsolicited acquisition initiative by another enterprise, any such change in the competitive landscape could adversely affect our ability to compete. As well, competition may increase by the entry or expansion of other large software vendors, including enterprise resource planning vendors, into this market. These competitors may have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. New product announcements or introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

The length of time required to complete a sales cycle may be lengthy and unpredictable.

As our business continues to evolve toward larger transactions at the enterprise level, the presence or absence of one or more of these large transactions in a particular period may have a material positive or negative effect on our revenue estimates in that period. These significant transactions require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. They are also often more complex than smaller transactions. These factors could lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter its purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods. For example, in the first quarter of fiscal year 2006, we closed six contracts greater than $1 million, compared to eight in the first quarter of fiscal year 2005, which contributed to lower than expected growth in revenues.

Our sales forecasts may not match actual revenues in a particular period.

The basis of our business budgeting and planning process is the estimation of revenues that we expect to achieve in a particular quarter and is based on a common industry practice known as the “pipeline” system. Under this system, information relating to sales prospects, the anticipated date when a sale will be completed and the potential dollar amount of the sale are tracked and analyzed to provide a “pipeline” of future business. These pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter because of, among other things, the events identified in these risk factors, as well as the subjective nature of the estimates themselves. In particular, a slowdown in technology spending or a deterioration in economic conditions is likely to result in the delay or cancellation of prospective orders in our pipeline. A variation from our historical or expected conversion rate of the pipeline could adversely affect our budget or planning and could consequently materially affect our operating results and our stock price could suffer.

Currency fluctuations may adversely affect us.

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results. Please see further discussion on foreign currency risk included in the Quantitative and Qualitative Disclosure on Market Risk in Item 3 of this Form 10-Q.

We operate internationally and face risks attendant to those operations.

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

The markets for our products are characterized by: rapid and significant technological change; frequent new product introductions and enhancements; changing customer demands; and evolving industry standards. We cannot provide assurance that our products and services will remain competitive in light of future technological change or that we will be able to respond to market demands and developments or new industry standards. If we are unable to identify a shift in market demand or industry standards quickly enough, we may not be able to develop products to meet those new demands or standards, or to bring them to market in a timely manner. In addition, failure to respond successfully to technological change may render our products and services obsolete and thus harm our ability to attract and retain customers.

We may not be able to hire, integrate, or retain key personnel essential to our business.

We believe that our success depends on senior management and other key employees to develop, market, and support our products and manage our business. The loss of their services could have a material adverse effect on our business. Our success is also highly dependent on our continuing ability to hire, integrate, and retain highly qualified personnel as well as our ability to train and develop personnel. The failure to attract and retain or to train and develop key personnel could adversely affect our future growth and profitability.

Our total revenue and operating results may fluctuate, which could affect the price of our common stock.

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

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern will continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the following fiscal year. As well, in each quarter we typically close a larger percentage of sales transactions near the end of that quarter. As a result, it is difficult to anticipate the revenue and earnings that we will realize in any particular quarter until near the end of the quarter. Some of the causes of this difficulty are explained in other risk factors – in particular those entitled ‘Our sales forecasts may not match actual revenues in a particular period’, ‘The length of time required to complete a sales cycle may be lengthy and unpredictable’ and ‘Our expenses may not match anticipated revenues’.

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

The revenue growth and profitability of our business depends on the overall demand for BI and CPM products and services. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities, and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. A weakening of one or more of the global economy, the information technology industry, or the business conditions within the industries listed above may cause a decrease in our software license revenues. A decrease in demand for computer software caused, in part, by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and growth rates.

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

We have acquired and, if appropriate, will continue to seek to acquire additional products or businesses that we believe are complementary to ours. Acquisitions, including but not limited to our acquisition of Frango AB, involve a number of other risks, including: diversion of management’s attention; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and or models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated.

If we introduce a new product, revenue from existing products may be eroded.

We may develop technology or a product that constitutes a marked advance over both our own products and those of our competitors, such as in the case of Cognos 8 Business Intelligence. If we introduce such a product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business.

We may have exposure to greater or lower than anticipated tax liabilities.

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results, positively or negatively, in the quarter or quarters for which such determination is made. For example, in the first quarter of fiscal 2006, the estimated effective tax rate for the fiscal year was adjusted downward for the recognition of one-time benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

Our intellectual property may be misappropriated or we may have to defend ourselves against other parties’ claims.

We rely on various intellectual property protections, including contractual provisions, patents, copyright, trademark, and trade secret laws, to preserve our intellectual property rights. Despite our precautions, our intellectual property may be misappropriated causing us to lose potential revenue and competitive advantage. As well, we may ourselves from time to time become subject to claims by third parties that our technology infringes their intellectual property rights. In either case, we may incur expenditures to police, protect, and defend our interests and may become involved in litigation that could divert the attention of our management. Responding to such claims could result in substantial expense and result in damages, royalties, or injunctive relief, or require us to enter into licensing agreements on unfavorable terms, or redesign or stop selling affected products which could materially disrupt the conduct of our business.

We may face liability claims if our software products or services fail to perform as intended.

The sale, servicing, and support of our products entails the risk of product liability, performance or warranty claims, which may be substantial in light of the use of our products in business-critical applications. A successful product liability claim could seriously disrupt our business and adversely affect our financial results. Software products are complex and may contain errors or defects, particularly when first introduced, or when new versions or enhancements are released, or when configured to individual customer requirements. Although we currently have in place procedures and staff to exercise quality control over our products and respond to defects and errors found in current versions, new versions, or enhancements of our products, defects and errors may still occur. We also attempt to contractually limit our liability in accordance with industry practices. However, defects and errors in our products could inhibit or prevent customer deployment and cause us to lose customers or require us to pay penalties or damages.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ending May 31, 2005, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of May 31, 2005, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately one percent.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)	Changes in internal controls

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares or Dollar Value of Shares that May Yet Be Purchased Under the Plans

				Restricted Share Unit Plan (# of shares)	Share Repurchase Program

March 1 to March 31, 2005	Nil	Nil	Nil	1,946,500	$30,738,926
April 1 to April 30, 2005	504,870	$41.27	504,870	1,946,500	$ 9,903,733
May 1 to May 31, 2005	112,000	$39.46	112,000	1,946,500	$ 5,484,667

Total	616,870	$40.94	616,870

On October 6, 2004, Cognos announced that it had adopted a stock repurchase program authorizing the repurchase of up to 4,530,256 common shares (not more than 5% of the common shares outstanding on that date) up to a maximum of $50,000,000 between October 9, 2004 and October 8, 2005 (the “2004 Stock Repurchase Program”). On June 22, 2005, the Board of Directors of Cognos approved additional purchases up to a total of $100,000,000 with no increase in the number of shares. During the quarter ended May 31, 2005, Cognos repurchased 616,870 shares at an average price of $40.94 under the 2004 Stock Repurchase Program.

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Corporation held its Annual and Special Meeting of Shareholders on June 23, 2005.

b)	At the Annual and Special Meeting, shareholders elected the persons listed below as directors of the Corporation and approved the appointment of Ernst & Young LLP as the Corporation’s independent auditors for the fiscal year ending February 28, 2006 and authorized the Audit Committee of the Board to fix their remuneration. Shareholders also approved (i) an amendment to the Cognos Incorporated 2003-2008 Stock Option Plan to increase the shares of common stock reserved for awards thereunder by 1.8 million shares, (ii) an amendment to the Cognos Incorporated 2002-2005 Restricted Share Unit Plan to extend its term to 2015, to increase the number of authorized shares to 3,000,000, and to delete Section 4B, and (iii) an amendment to the Cognos Employee Stock Purchase Plan to extend its term to 2008. The voting results of the meeting are presented in the following table:

Voting Results
Annual and Special Meeting of Shareholders
June 23, 2005

	FOR	WITHHELD	AGAINST

Election of Directors

Robert G. Ashe	73,689,521	279,834	--

John E. Caldwell	72,508,159	1,461,196	--

Paul D. Damp	73,688,511	280,844	--

Pierre Y. Ducros	73,136,728	820,203	--

Robert W. Korthals	73,642,637	326,718	--

John J. Rando	73,688,940	280,415	--

Bill V. Russell	73,558,211	411,144	--

James M. Tory	73,504,695	452,236	--

Renato Zambonini	73,546,237	410,694	--

Appointment of Auditors	72,077,438	301,091	--

Amendment to the 2003-2008 Stock Option Plan to increase the shares of common stock reserved for awards thereunder by 1.8 million shares	54,502,803	--	13,859,312

Amendment to the 2002-2005 Restricted Share Unit Plan to extend its term to 2015, to increase the number of authorized shares to 3,000,000, and to delete Section 4B	54,976,770	--	13,382,251

Amendment to the Employee Stock Purchase Plan to extend its term to 2008	66,607,563	--	1,729,285

Item 5.	Other Information

In order to provide more information regarding the process of nominating directors to the Corporation’s Board of Directors, the Corporation offered the following information in its Proxy Statement for the most recent Annual and Special Meeting of Shareholders.

Director Nomination Transparency

The Corporate Governance and Nominating Committee (“CGN Committee”) of the Board assesses the need for additional directors on a regular basis and retains advisors to assist it in that regard. The CGN Committee’s objective is to have a Board of the highest caliber with diverse backgrounds, experience, strengths and competencies. In evaluating the suitability of new nominees (“Nominees”), the CGN Committee takes into account many factors, including; understanding of the Corporation’s business, technology and marketplace; general understanding of marketing, finance, law and other disciplines relevant to a large publicly traded company’s success; educational and professional background; personal accomplishment and attributes; as well as cultural and gender diversity. The CGN Committee evaluates each individual Nominee in the context of the overall Board and its current competencies, with the objective of maintaining or augmenting its competencies and overall strengths. The CGN Committee has identified the following criteria to guide the CGN Committee in selecting Nominees:

•	Nominees should have high ethical character, and personal and professional reputations that complement and enhance the image and standing of the Corporation;

•	Each Nominee should have the ability to exercise sound, independent business judgment;

•	The Committee should generally seek Nominees that include current and/or former executive officers and/or directors of companies and leaders of major organizations, demonstrating a public image and adherence to principles consistent with those of the Corporation;

•	The CGN Committee should seek Nominees who are recognized for their professional excellence or as leaders in their respective fields, particularly in areas relevant to the Corporation such as software, research and development, sales, marketing, finance, human resources, governance and law;

•	Nominees should, in the aggregate, have varied educational and professional backgrounds to provide meaningful counsel to management;

•	Nominees should have a commitment to (a) prepare for, regularly attend, and actively participate in, meetings of the Board and (b) understand the Corporation, its business, and its industry;

•	Nominees should understand and be committed to the Board/Committee Mandates of the Corporation including the requirements of the Board Mandate that Directors should (a) generally not serve on the Board of more than 6 publicly traded companies and should have sufficient time to devote to the Corporation; (b) generally be under the age of 75; and (c) be dedicated to attending the requisite Director continuing education;

•	The CGN Committee must adhere to any requirements applicable to the Corporation relating to Director independence and financial literacy/expertise and should ensure that Nominees do not have any real or apparent conflicts of interest in serving as a Director; and

•	Where possible, the CGN Committee should seek to satisfy the foregoing criteria while at the same time fostering gender and cultural diversity on the Board.

The foregoing criteria may, from time to time, be changed by the CGN Committee to reflect a change in circumstances.

Shareholders wishing to suggest Nominees to the CGN Committee may do so by submitting the Nominee’s name, experience and other relevant information to the Cognos Corporate Governance & Nominating Committee, C/O the Vice-President, Chief Legal Officer and Secretary, 3755 Riverside Drive, P.O. Box 9707, Station T, Ottawa, Ontario, Canada, K1G 4K9. The Committee applies the same criteria to all Nominees irrespective of the source of such Nominee.

Item 6.	Exhibits

a)	Exhibits
	3.1	Articles of Incorporation and Amendments thereto (incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1 (i) of Cognos’ Form 10-Q filed for the quarter ended May 31, 2004)
	3.2	By-Laws of the Corporation (incorporated by reference to Exhibit 3.2 of the Corporation's Form 10-K filed for the year ended February 28, 1997)
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

June 30, 2005	/s/ Tom Manley

Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	56

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	57

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	58

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement	59-61