Form 10-Q
period 2005-08-31
COGNOS INC
filed 2005-10-07
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2005

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
YES   X      NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES             NO     X

The number of shares outstanding of the registrant’s only class of Common Stock as of September 30, 2005, was 91,239,368.

COGNOS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

Revenue
Product license	$ 78,649	$ 75,362	$149,795	$141,432
Product support	92,062	76,156	180,567	150,943
Services	41,331	33,702	81,755	66,464

Total revenue	212,042	185,220	412,117	358,839

Cost of revenue
Cost of product license	1,409	546	2,631	1,167
Cost of product support	8,797	7,074	17,679	14,249
Cost of services	32,511	27,457	64,601	52,932

Total cost of revenue	42,717	35,077	84,911	68,348

Gross margin	169,325	150,143	327,206	290,491

Operating expenses
Selling, general, and administrative	106,241	90,371	209,254	181,016
Research and development	28,526	25,382	57,400	49,707
Amortization of acquisition-related intangible
assets	1,637	1,228	3,274	2,464

Total operating expenses	136,404	116,981	269,928	233,187

Operating income	32,921	33,162	57,278	57,304
Interest and other expenses	(506)	(8)	(845)	(79)
Interest income	3,557	1,781	6,676	3,185

Income before taxes	35,972	34,935	63,109	60,410
Income tax provision	7,253	7,336	10,565	12,686

Net income	$ 28,719	$ 27,599	$ 52,544	$ 47,724

Net income per share
Basic	$0.32	$0.31	$0.58	$0.53

Diluted	$0.31	$0.30	$0.56	$0.51

Weighted average number of shares (000s)
Basic	90,740	90,382	90,909	90,237

Diluted	92,806	92,849	93,350	92,771

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, U.S. GAAP)
(Unaudited)

	August 31, 2005	February 28, 2005

Assets		(Note 1)
Current assets
Cash and cash equivalents	$405,112	$ 378,348
Short-term investments	96,140	144,552
Accounts receivable	140,941	189,602
Prepaid expenses and other current assets	17,986	18,941
Deferred tax assets	1,601	3,856

	661,780	735,299
Fixed assets, net	74,357	73,566
Intangible assets, net	24,019	27,234
Other assets	6,564	6,378
Goodwill	220,488	221,490

	$987,208	$1,063,967

Liabilities
Current liabilities
Accounts payable	$ 21,229	$ 30,705
Accrued charges	24,131	31,047
Salaries, commissions, and related items	58,595	91,010
Income taxes payable	1,335	21,148
Deferred revenue	188,210	217,153

	293,500	391,063
Deferred income taxes	13,680	17,083

	307,180	408,146

Stockholders' Equity
Capital stock
Common shares and additional paid-in capital
(August 31, 2005 - 90,571,423; February 28, 2005 - 91,070,967)	267,248	252,561
Treasury shares
(August 31, 2005 - 37,640; February 28, 2005 - 46,375)	(915)	(1,199)
Deferred stock-based compensation	(21)	(277)
Retained earnings	409,100	402,020
Accumulated other comprehensive income	4,616	2,716

	680,028	655,821

	$987,208	$1,063,967

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

Cash flows from operating activities
Net income	$ 28,719	$ 27,599	$ 52,544	$ 47,724
Non-cash items
Depreciation and amortization	7,240	6,504	14,405	13,002
Amortization of deferred stock-based compensation	167	220	335	405
Amortization of other deferred compensation	--	--	--	7
Deferred income taxes	1,863	1,285	(2,026)	2,301
Loss on disposal of fixed assets	186	123	273	124

	38,175	35,731	65,531	63,563
Change in non-cash working capital
Decrease (increase) in accounts receivable	(1,871)	(8,472)	44,964	36,461
Decrease (increase) in prepaid expenses and other current assets	(586)	(699)	837	171
Decrease in accounts payable	(981)	(18)	(9,024)	(6,985)
Increase (decrease) in accrued charges	2,629	1,298	(5,374)	(1,897)
Increase (decrease) in salaries, commissions, and related items	5,615	8,468	(30,518)	(7,275)
Increase (decrease) in income taxes payable	(1,348)	2,048	(19,291)	(44)
Decrease in deferred revenue	(12,821)	(8,942)	(23,646)	(21,491)

Net cash provided by operating activities	28,812	29,414	23,479	62,503

Cash flows from investing activities
Maturity of short-term investments	118,610	99,081	246,535	244,674
Purchase of short-term investments	(96,140)	(85,566)	(198,123)	(156,961)
Additions to fixed assets	(6,161)	(4,637)	(10,917)	(7,710)
Additions to intangible assets	(196)	(460)	(441)	(529)
Increase in other assets	(365)	--	(120)	--
Acquisition costs, net of cash and cash equivalents	--	--	131	--

Net cash provided by investing activities	15,748	8,418	37,065	79,474

Cash flows from financing activities
Issue of common shares	6,246	8,983	18,553	19,272
Purchase of treasury shares	(177)	(335)	(177)	(335)
Repurchase of shares	(23,694)	(9,866)	(48,948)	(19,855)

Net cash used in financing activities	(17,625)	(1,218)	(30,572)	(918)

Effect of exchange rate changes on cash	751	727	(3,208)	(1,107)

Net increase in cash and cash equivalents	27,686	37,341	26,764	139,952
Cash and cash equivalents, beginning of period	377,426	327,441	378,348	224,830

Cash and cash equivalents, end of period	405,112	364,782	405,112	364,782
Short-term investments, end of period	96,140	75,628	96,140	75,628

Cash, cash equivalents, and short-term investments, end of period	$501,252	$440,410	$ 501,252	$ 440,410

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

The Corporation recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended by SOP 98-9 Software Revenue Recognition with Respect to Certain Arrangements (collectively “SOP 97-2”) issued by the American Institute of Certified Public Accountants.

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

Revenue from product support contracts is recognized ratably over the life of the contract, typically 12 months. Incremental costs directly attributable to the acquisition of product support contracts which would not have been incurred but for the acquisition of that contract, are deferred and expensed in the period the related revenue is recognized. These costs include commissions payable on sales of support contracts.

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

As required by SOP 97-2, the Corporation establishes VSOE for each element of a contract with multiple obligations (i.e. delivered and undelivered products, support obligations, education, consulting, and other services). The Corporation determines VSOE for service elements based on the normal pricing and discounting practices for those elements when they are sold separately and for product support elements based on the renewal rates offered to customers; the remaining arrangement fee is then assigned to the license element of the contract.

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, (“SFAS 123”) stock-based compensation costs would have reduced net income, basic net income per share, and diluted net income per share as indicated in the table below (000s, except per share amounts):

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

Net income:
As reported	$28,719	$27,599	$52,544	$47,724
Add: Stock-based employee
compensation included above	167	220	335	405
Less: Stock-based employee
compensation using fair value based
method	(3,986)	(3,428)	(7,607)	(6,837)

Pro forma	$24,900	$24,391	$45,272	$41,292

Basic net income per share:
As reported	$0.32	$0.31	$0.58	$0.53
Add: Stock-based employee
compensation included above	--	--	--	--
Less: Stock-based employee
compensation using fair value based
method	(0.05)	(0.04)	(0.08)	(0.07)

Pro forma	$0.27	$0.27	$0.50	$0.46

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

Diluted net income per share:
As reported	$0.31	$0.30	$0.56	$0.51
Add: Stock-based employee
compensation included above	--	--	--	--
Less: Stock-based employee
compensation using fair value based
method	(0.04)	(0.04)	(0.08)	(0.06)

Pro forma	$0.27	$0.26	$0.48	$0.45

Weighted average number of shares:
Basic	90,740	90,382	90,909	90,237

Diluted	92,806	92,849	93,350	92,771

For purposes of computing pro forma net income, the fair value of the options granted during the three and six month periods ended August 31, 2005 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted average assumptions were used :

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

Risk-free interest rates	3.8%	3.2%	3.8%	3.2%
Expected volatility	33.0%	51.0%	33.1%	51.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of options (years)	3.8	4.3	3.8	4.3

For purposes of the pro forma disclosures, the expected volatility assumptions used by the Corporation prior to this fiscal year have been based solely on the historical volatility of the Corporation’s common stock over the most recent period commensurate with the estimated expected life of the Corporation’s stock options. Beginning in fiscal year 2006, the Corporation has modified this approach to consider other relevant factors, including implied volatility in market traded options on the Corporation’s common stock and the impact of unusual fluctuations not reasonably expected to recur on the historical volatility of the Corporation’s common stock. The Corporation will continue to monitor these and other relevant factors in developing the expected volatility assumption used to value future awards.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

4.	Goodwill

During the three and six months ended August 31, 2005, there were reductions to goodwill of $871,000 and $1,002,000, respectively, resulting from adjustments to the restructuring plan (see Note 11) in the purchase price allocation for Frango AB (“Frango”). For the three and six months ended August 31, 2004, there were no adjustments to goodwill.

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

	($000s)		($000s)
Beginning balance	$221,359	$172,323	$221,490	$172,323
Adjustments	(871)	--	(1,002)	--

Closing balance	$220,488	$172,323	$220,488	$172,323

5.	Intangible Assets

	As at August 31, 2005		As at February 28, 2005

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)

Acquired technology	$ 40,419	$25,362	$ 40,419	$22,688	20%
Contractual relationships	9,608	2,780	9,608	2,179	12.5%
Trademarks and patents	5,042	2,908	4,597	2,523	20%

	55,069	$31,050	54,624	$27,390

	(31,050)		(27,390)

Net book value	$ 24,019		$ 27,234

During the three months ended August 31, 2005 and August 31, 2004, there were additions to trademarks and patents in the amount of $200,000 and $459,000, respectively, and $445,000 and $529,000 in the six months ended August 31, 2005 and August 31, 2004, respectively.

The amortization of intangible assets is included in amortization of acquisition-related intangibles and selling, general, and administrative expenses. The following table sets forth the allocations:

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

	($000s)		($000s)
Amortization of
acquisition-related intangibles	$1,637	$1,228	$3,274	$2,464
Selling, general, and
administrative expenses	201	141	386	277

Closing balance	$1,838	$1,369	$3,660	$2,741

The estimated amortization expense related to intangible assets is as follows ($000s):

2006 (Q3 to Q4)	$3,637
2007	7,182
2008	6,528
2009	3,004
2010	2,220
2011	1,448

6.	Commitments and Contingencies

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

The Corporation estimates its effective tax rate for the fiscal year to be 21%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three-month period ended August 31, 2005 to 20.2% due to adjustments relating to various tax audits and prior year tax provisions. The effective tax rate for the six-month period ended August 31, 2005 was adjusted to 16.7%. In addition to the tax adjustments for the current quarter, this included the first quarter adjustments of benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries. For the three and six month periods ended August 31, 2004, the Corporation estimated its effective tax rate for fiscal 2005 to be 21%.

8.	Stockholders’ Equity

The Corporation issued 239,000 common shares for proceeds of $6,246,000, and 467,000 common shares for proceeds of $8,983,000 during the quarters ended August 31, 2005, and August 31, 2004, respectively. The Corporation issued 766,000 common shares for proceeds of $18,553,000 and 1,102,000 common shares for $19,272,000 during the six months ended August 31, 2005, and August 31, 2004, respectively. The issuance of shares in fiscal 2006 and 2005 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees, officers and directors.

The Corporation repurchases shares under a share repurchase program and under a restricted share unit plan. During the three and six months ended August 31, 2005, the Corporation repurchased 649,000 shares at a value of $23,694,000 and 1,266,000 shares at a value of $48,948,000, respectively, in the open market under its share repurchase program. During these same periods, the Corporation repurchased 5,000 shares valued at $177,000 under its restricted share unit plan.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

During the three and six months ended August 31, 2004, the corporation repurchased 287,000 shares at a value of $9,866,000 and 587,000 shares at a value of $19,855,000 respectively, in the open market under its share repurchase program. During these same periods, the Corporation repurchased 10,000 shares valued at $335,000 under its restricted share unit plan.

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

Basic Net Income per Share
Net income	$28,719	$27,599	$52,544	$47,724

Weighted average number of shares
outstanding	90,740	90,382	90,909	90,237

Basic net income per share	$0.32	$0.31	$0.58	$0.53

Diluted Net Income per Share
Net income	$28,719	$27,599	$52,544	$47,724

Weighted average number of shares
outstanding	90,740	90,382	90,909	90,237
Dilutive effect of stock options	2,066	2,467	2,441	2,534

Adjusted weighted average number of
shares outstanding	92,806	92,849	93,350	92,771

Diluted net income per share	$0.31	$0.30	$0.56	$0.51

9.	Comprehensive Income

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The components of comprehensive income were as follows ($000’s):

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

Net income	$28,719	$27,599	$52,544	$47,724
Other comprehensive income (loss):
Foreign currency translation adjustments	2,179	1,382	2,769	(333)
Change in net unrealized loss on
derivative instruments	(633)	--	(869)	--

Comprehensive income	$30,265	$28,981	$54,444	$47,391

10.	Segmented Information

The Corporation operates in one business segment as one reporting unit — computer software solutions.

11.	Liabilities in Connection with Acquisition

The Corporation undertook a restructuring plan in conjunction with the acquisition of Frango in September 2004. In accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Business Combination, the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The Corporation recorded restructuring costs of approximately $5,445,000 in relation to this restructuring plan. This restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. The employee separations impacted all functional groups, primarily in Europe. The restructuring accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2006. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier. As of August 31, 2005, the plan was not yet finalized and as a result there may be unresolved contingencies, purchase price allocation issues, or additional liabilities that could result in a material adjustment to the acquisition cost allocation.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following table sets forth the activity in the Corporation’s restructuring accrual for the six-month period ended August 31, 2005: ($000s)

	Employee separations	Other restructuring accruals	Total accrual

Balance as at February 28, 2005	$ 2,913	$2,261	$ 5,174
Adjustments to accrual	(305)	(453)	(758)
Cash payments during the first six months of
fiscal 2006	(1,649)	(554)	(2,203)
Foreign exchange adjustment	(177)	(148)	(325)

Balance as at August 31, 2005	$ 782	$1,106	$ 1,888

12.	Comparative Results

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

14.	Canadian Generally Accepted Accounting Principles

The Corporation’s consolidated financial statements have been prepared in accordance with U.S. GAAP. As the Corporation is a reporting issuer in each of the provinces of Canada and is incorporated under the Canada Business Corporations Act (“CBCA”), it has had to prepare Canadian GAAP financial statements for its shareholders. Recent amendments to provincial securities laws and the CBCA allow the Corporation to report solely under U.S. GAAP to its shareholders providing that a reconciliation between U.S. GAAP and Canadian GAAP is included in the notes to the consolidated financial statements for two years following the adoption of the amendment. Accordingly, the Corporation will include the reconciliations for fiscal 2005 and fiscal 2006.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following summarizes the more significant differences that would result if Canadian GAAP had been applied in the preparation of these consolidated financial statements:

Condensed Consolidated Balance Sheets

$000s, as at	August 31, 2005			February 28, 2005

	U.S. GAAP	Adjustments	Canadian GAAP	U.S. GAAP	Adjustments	Canadian GAAP

Current assets	$661,780	$ --	$661,780	$ 735,299	$ --	$ 735,299
Fixed assets, net	74,357	--	74,357	73,566	--	73,566
Intangible assets, net	24,019	126	24,145	27,234	626	27,860
Other assets	6,564	--	6,564	6,378	--	6,378
Goodwill	220,488	--	220,488	221,490	--	221,490

Total Assets	$987,208	$ 126	$987,334	$1,063,967	$ 626	$1,064,593

Current liabilities	$293,500	$ (1,217)	$292,283	$ 391,063	$ (348)	$ 390,715
Deferred income taxes	13,680	32	13,712	17,083	232	17,315
Common shares and
additional paid-in
capital	267,248	168,751	435,999	252,561	153,310	405,871
Treasury shares	(915)	--	(915)	(1,199)	--	(1,199)
Deferred stock-based
compensation	(21)	(45,723)	(45,744)	(277)	(37,555)	(37,832)
Retained earnings	409,100	(122,934)	286,166	402,020	(115,361)	286,659
Accumulated other
comprehensive income	4,616	1,217	5,833	2,716	348	3,064

Total Liabilities and
Stockholders' Equity	$987,208	$ 126	$987,334	$1,063,967	$ 626	$1,064,593

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Reconciliation of Consolidated Net Income

	Three months ended August 31,		Six months ended August 31,

$000s except per share amounts	2005	2004	2005	2004

Net income under U.S. GAAP	$28,719	$27,599	$52,544	$47,724
Amortization of acquired in-process technology	(250)	(250)	(500)	(500)
Deferred taxes on acquired in-process technology
amortization	100	100	200	200
Stock-based compensation	(4,391)	(3,635)	(8,305)	(7,286)
Tax impact of stock-based compensation	572	427	1,033	854

Net income under Canadian GAAP	$24,750	$24,241	$44,972	$40,992

Net income per share under Canadian GAAP
Basic	$0.27	$0.27	$0.49	$0.45

Diluted	$0.27	$0.26	$0.48	$0.44

Weighted average number of shares (000s)
Basic	90,740	90,382	90,909	90,237

Diluted	92,806	92,849	93,350	92,771

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

A. Acquired in-process technology

Canadian GAAP requires capitalization of the value assigned to acquired in-process technology and amortization of this value over its estimated useful life. Under U.S. GAAP, this value is written off immediately. The impact of this difference was to decrease net income by $250,000 for both the three months ended August 31, 2005 and August 31, 2004, compared to U.S. GAAP. For both the six months ended August 31, 2005 and August 31, 2004, the impact of this difference was to decrease net income by $500,000, compared to U.S. GAAP.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

B. Stock-based compensation

Under U.S. GAAP, companies may choose between the intrinsic value method and fair value method of accounting for stock-based compensation. The Corporation has elected to account for stock-based compensation using the intrinsic value method in accordance with APB 25 and to disclose the pro forma effect of recording compensation expense under the fair value method. This disclosure can be found in Note 3 to these unaudited consolidated financial statements. For Canadian GAAP purposes, companies are required to use the fair value method of accounting for stock-based compensation. The impact of this difference for the three months ended August 31, 2005 and August 31, 2004 was to decrease income before taxes by $4,391,000 and $3,635,000, respectively. For the six months ended August 31, 2005 and August 31, 2004, the impact of this difference was to decrease income before taxes by $8,305,000 and $7,286,000, respectively.

Upon adoption of a fair value method of stock-based compensation for Canadian GAAP purposes, a cumulative adjustment of $132,798,000 was made to additional paid in capital with an offsetting entry of $77,770,000 to retained earnings and $55,028,000 to deferred stock-based compensation.

C. Deferred income taxes related to acquired in-process technology and stock-based compensation

The above noted difference relating to the capitalization of in-process technology created an additional deferred income tax liability for Canadian GAAP purposes as the capitalization of the in-process technology created a temporary difference. The amortization of this balance decreased the income tax provision by $100,000 for both the three months ended August 31, 2005 and August 31, 2004, compared to U.S. GAAP. For both the six months ended August 31, 2005 and August 31, 2004, the amortization of this balance decreased the income tax provision by $200,000 compared to U.S. GAAP.

The expensing of stock-based compensation creates a deferred tax asset for Canadian GAAP purposes as this expense is deductible in certain jurisdictions when the options are exercised. Under U.S. GAAP, the reduction in the tax liability is treated as part of the purchase price component of the stock options and added to paid-in capital. The expensing of stock-based compensation reduced the Canadian GAAP tax provision by $572,000 and $427,000 for the three months ended August 31, 2005 and August 31, 2004, respectively, as compared to U.S. GAAP. For the six months ended August 31, 2005 and August 31, 2004, the reduction to the tax provision was $1,033,000 and $854,000, respectively.

D. Derivative financial instruments

Under Canadian GAAP, derivative financial instruments that qualify for hedge accounting treatment may be recognized on the balance sheet only to the extent that cash has been paid and or received together with adjustments necessary to offset recognized gains or losses arising on the hedged items. Under U.S. GAAP, such derivative financial instruments are recognized on the balance sheet at fair value with a corresponding charge or credit recorded in OCI for any portion not recognized in income. At August 31, 2005 and February 28, 2005, there was $1,217,000 and $348,000, respectively, included in OCI related to the net unrealized loss on the Corporation’s cash flow hedges. For Canadian GAAP, this amount was removed and applied against the accrued liability related to the hedge.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

E. Investment tax credits

In addition to the above differences affecting net income, Canadian GAAP requires that investment tax credits be deducted from operating expense whereas, under U.S. GAAP, these amounts are to be deducted from the income tax provision. The impact of this difference was to increase net income before taxes and the income tax provision by $4,263,000 and $4,580,000 for the three months ended August 31, 2005 and August 31, 2004, respectively, with no resulting impact to net income, compared to U.S. GAAP. For the six months ended August 31, 2005 and August 31, 2004, the impact was to increase net income before taxes and the income tax provision by $9,763,000 and $7,594,000, respectively.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005 (“fiscal 2005”). MD&A contains forward-looking statements including statements concerning future revenue and earnings and drivers of revenue growth; the effect of foreign currency fluctuations, changes in accounting principles and changes in actual or assumed tax liabilities; our expectations regarding tax exposure; product demand and growth opportunities; business outlook and business momentum; industry trends, including standardization, greater investment within the Office of Finance, and the emergence of CPM; purchasing environment; larger transactions and changes in buying cycle; new product introductions/development and customer reaction and acceptance of such products, including new releases of Cognos Planning and Cognos Controller as well as Cognos 8 Business Intelligence and the impact of Cognos 8 Business Intelligence on our business, financial performance, customers, and industry; market positioning and conditions, business model and technology strategies and execution; the growth, strategic importance, benefits, and acceptance of corporate performance management, business intelligence and solution standardization; our deployment of resources to expand our direct and indirect sales activities; our relationships with system integrators and the importance of those relationships; our use of subcontractors and direct and indirect sales channels; increases in enterprise-wide deployments; expense monitoring and our anticipated capital requirements and working capital needs. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, particularly our license revenues as a result of the release of Cognos 8 Business Intelligence; a continuing increase in the number of larger customer transactions and the potential for a related lengthening of sales cycles; our ability to compete in an intensely competitive market; our ability to develop and introduce new products and enhancements on schedule that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models, plans and strategies and to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management and other key personnel; continued BI market consolidation and other competitive changes in the BI market; the incursion of enterprise resource planning companies into the BI market; fluctuations in our quarterly and annual operating results; currency fluctuations; fluctuations in our tax exposure; the impact of global economic conditions on our business; unauthorized use or misappropriation of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as the impact of the laws of foreign jurisdictions; the impact of recent hurricanes on the overall economic condition of North America; and our ability to identify, pursue, and complete acquisitions with desired business results; as well as the risk factors discussed below and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

ABOUT COGNOS

Cognos is a global leader in business intelligence (“BI”) and corporate performance management (“CPM”) software solutions. Our solutions help improve business performance by enabling planned performance management through the consistent reporting and analysis of data derived from various sources. Management believes that organizations that use our software gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, reduce corporate response times and, ultimately, increase revenues and profits. Our integrated software solutions consist of our suite of BI components, performance management applications, and analytical applications.

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

OVERVIEW OF THE QUARTER

We delivered solid financial results in the second quarter of fiscal 2006 leading up to the release of Cognos 8 Business Intelligence (“Cognos 8 BI”) early in our third quarter. The quarter was marked by significant marketing activity and customer Beta testing related to this new product.

Operating Performance

Revenue for the three-month period ended August 31, 2005 was $212.0 million, an increase of 14% from $185.2 million for the corresponding period last year. The increase in revenue during the quarter is mainly attributable to increases in support revenue and services revenue which increased 21% and 23%, respectively, compared to the same period last fiscal year. License revenue increased 4% to $78.6 million, compared with $75.4 million in the second quarter of fiscal 2005. The increase in license revenue for the quarter is primarily attributable to increased sales of Cognos ReportNetTM, Cognos Planning, and Cognos Controller. This increase was partially offset by a decline in license revenue of our on-line analytical process (“OLAP”) product, PowerPlay®.

Our operating margin for the quarter ended August 31, 2005 was 15.5% compared to 17.9% a year ago. The decrease in operating margin was primarily attributable to fluctuations in foreign currency, predominantly the Canadian dollar which strengthened compared to the U.S. dollar during the quarter. Also contributing were the ongoing expenses resulting from our acquisition of Frango and our investment in headcount to support our future growth.

Net income for the three month period ended August 31, 2005 was $28.7 million or $0.31 per share compared to net income of $27.6 million or $0.30 per share for the same period last year. The improvement in net income for the quarter can be attributed to the contribution driven by the increased revenue in the quarter. This increase was partially offset by increased costs caused by the unfavorable impact of foreign currency fluctuations and increased spending in targeted areas as we invested in staff development, marketing, and our distribution channels for the launch of Cognos 8 BI, and to take advantage of market opportunities in BI standardization and the Office of Finance.

Our balance sheet remains strong, as we ended the quarter with $501.3 million in cash, cash equivalents, and short-term investments, an increase of $5.2 million from May 31, 2005. Cash flow from operations for the quarter was $28.8 million and we repurchased $23.7 million of our shares on the open market.

We signed nine contracts in excess of one million dollars during the quarter compared with seven in the same period last fiscal year. In addition, the number of contracts greater than $200,000 and $50,000 increased 14% and 15%, respectively, compared to the corresponding period last year. We believe this increase in the number of large contracts is evidence of the continuing growth and deepening strategic importance of performance management within our customers’ businesses.

Outlook for the balance of the fiscal year

On September 14, 2005, we launched Cognos 8 Business Intelligence. This major new product release offers a complete range of BI functionality, including reporting, analysis, dashboarding, scorecarding, and event management, now on a single, proven web-based architecture. This services-oriented architecture was first introduced with Cognos ReportNet and will allow customers to easily expand their BI deployment. With Cognos 8 BI, we believe our product portfolio is the most comprehensive and technologically advanced in the BI industry.

With the launch of Cognos 8 BI and its upcoming general availability in November 2005, we believe that we are well positioned to benefit from licensing revenue from new customers as well as provide existing customers with the opportunity to add to their current reporting and analysis capabilities. We believe that Cognos 8 BI will make a significant contribution to our third and fourth quarter revenue.

As the market for BI products continues to grow, BI standardization, the increased investment within the Office of Finance, and CPM remain key agenda items with our customers. The investments we made during the first half of the fiscal year will help us capitalize on this new product release as well as this growing BI market in the second half of fiscal 2006.

In the first half of fiscal 2006, the Canadian dollar strengthened compared to the U.S. dollar. If that trend continues, it will put pressure on our business model and operating margin percentage in the second half of fiscal 2006. Accordingly, we will continue to manage our spending in an effort to mitigate this effect.

In the future, we will continue to focus on bringing innovative new products to market. We are currently developing new releases of Cognos Planning and Cognos Controller in addition to the continuing enhancement of Cognos 8 BI.

RESULTS OF OPERATIONS

					Percentage Change

($000s, except per share amounts)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Revenue	$212,042	$185,220	$412,117	$358,839	14.5%	14.8%
Cost of revenue	42,717	35,077	84,911	68,348	21.8	24.2

Gross margin	169,325	150,143	327,206	290,491	12.8	12.6
Operating expenses	136,404	116,981	269,928	233,187	16.6	15.8

Operating income	$ 32,921	$ 33,162	$ 57,278	$ 57,304	(0.7)	0.0

Gross margin percentage	79.9%	81.1%	79.4%	81.0%
Operating margin percentage	15.5%	17.9%	13.9%	16.0%

Net income	$28,719	$27,599	$52,544	$47,724	4.1%	10.1%

Basic net income per share	$0.32	$0.31	$0.58	$0.53

Diluted net income per share	$0.31	$0.30	$0.56	$0.51

Revenue for the quarter ended August 31, 2005 was $212.0 million, a 14% increase from revenue of $185.2 million for the same quarter last year. Net income for the current quarter was $28.7 million, compared to net income of $27.6 million for the same quarter last year. Diluted net income per share was $0.31 for the current quarter, compared to diluted net income per share of $0.30 for the same quarter last year. Basic net income per share was $0.32 and $0.31 for the quarters ended August 31, 2005 and August 31, 2004, respectively.

Revenue for the six months ended August 31, 2005 was $412.1 million, a 15% increase from revenue of $358.8 million for the same period last year. Net income for the current six-month period was $52.5 million, compared to net income of $47.7 million for the same period last year. Diluted net income per share was $0.56 for the current six-month period, compared to diluted net income per share of $0.51 for the same period last year. Basic net income per share was $0.58 and $0.53 for the six-month periods ended August 31, 2005 and August 31, 2004, respectively.

Gross margin for the three months ended August 31, 2005 was $169.3 million, an increase of 13% over gross margin of $150.1 million for the same quarter last year. Gross margin percentage was 80% for the quarter ended August 31, 2005, as compared to 81% for the corresponding quarter last fiscal year. Gross margin for the six months ended August 31, 2005 was $327.2 million, an increase of 13% over gross margin of $290.5 million for the same period last year. Gross margin percentage for the six months ended August 31, 2005 was 79% as compared to 81% for the corresponding period last year.

Total operating expenses for the quarter ended August 31, 2005 were $136.4 million, a 17% increase from operating expenses of $117.0 million for the same quarter last year. The operating margin for the quarter ended August 31, 2005 was 15.5% as compared to 17.9% for the corresponding quarter of the previous fiscal year. Total operating expenses for the six months ended August 31, 2005 were $269.9 million, a 16% increase from operating expenses of $233.2 million for the same period last year. The operating margin for the six months ended August 31, 2005 was 13.9% as compared to 16.0% for the same period last year. The decrease in operating margin for the three and six month periods ended August 31, 2005 is primarily attributable to fluctuations in foreign currency, predominantly the Canadian dollar which strengthened compared to the U.S. dollar during these periods. Also contributing were the ongoing expenses resulting from our acquisition of Frango and our investment in headcount to support our future growth.

The improvement in net income for the three and six months ended August 31, 2005, as compared to the same periods in the prior fiscal year, can be attributed to increased contribution driven by the increased revenue. This increase was partially offset by the unfavorable impact of foreign currency fluctuations and increased spending in targeted areas as we invested in staff development, marketing, and our distribution channels for the launch of Cognos 8 BI, and to take advantage of market opportunities in BI standardization and in the Office of Finance.

We operate internationally and, as a result, a substantial portion of our business is conducted in foreign currencies. Accordingly, our results are affected by exchange rate fluctuations of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. The following table breaks down the year-over-year percentage change in revenue and expenses between change attributable to growth and change attributable to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue and Expenses

	Three Months Ended August 31, 2005 over 2004			Six Months Ended August 31, 2005 over 2004

	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change

Revenue	13.3%	1.2%	14.5%	13.1%	1.7%	14.8%
Cost of Revenue and
Operating Expenses	14.6%	3.2%	17.8%	13.9%	3.8%	17.7%
Operating Income	7.1%	(7.8)%	(0.7)%	8.6%	(8.6)%	0.0%

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue				Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%	14.5%	14.8%

Cost of revenue	20.1	18.9	20.6	19.0	21.8	24.2

Gross margin	79.9	81.1	79.4	81.0	12.8	12.6

Operating expenses
Selling, general, and
administrative	50.1	48.8	50.8	50.5	17.6	15.6
Research and development	13.5	13.7	13.9	13.8	12.4	15.5
Amortization of
acquisition-related
intangible assets	0.8	0.7	0.8	0.7	33.3	32.9

Total operating expenses	64.4	63.2	65.5	65.0	16.6	15.8

Operating income	15.5	17.9	13.9	16.0	(0.7)	0.0
Interest expense	(0.2)	0.0	(0.2)	0.0	*	*
Interest income	1.7	1.0	1.6	0.8	99.7	109.6

Income before taxes	17.0	18.9	15.3	16.8	3.0	4.5
Income tax provision	3.5	4.0	2.6	3.5	(1.1)	(16.7)

Net income	13.5%	14.9%	12.7%	13.3%	4.1	10.1

* not meaningful

REVENUE

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Product License	$ 78,649	$ 75,362	$149,795	$141,432	4.4%	5.9%
Product Support	92,062	76,156	180,567	150,943	20.9	19.6
Services	41,331	33,702	81,755	66,464	22.6	23.0

Total Revenue	$212,042	$185,220	$412,117	$358,839	14.5	14.8

Our total revenue was $212.0 million for the quarter ended August 31, 2005, an increase of $26.8 million or 14%, compared to the quarter ended August 31, 2004. Our total revenue was $412.1 million for the six months ended August 31, 2005, an increase of $53.3 million or 15%, compared to the six months ended August 31, 2004.

Our total revenue was derived primarily from our suite of BI products, principally Cognos ReportNet, PowerPlay, and Cognos Planning. Contributing to a lesser extent were Impromptu®, DecisionStream, Cognos Controller, Cognos Metrics Manager, Cognos Analytic Applications, Cognos Visualizer, Cognos Finance, and NoticeCast®.

Industry Trends and Geographic Information

We believe that our growth in revenue continues to be driven by three main factors: (1) a desire by enterprises to standardize on one BI platform, (2) the increased investment within the Office of Finance driven by the increasing importance of compliance and transparency, and (3) a growing focus on CPM.

First, we believe BI has become a leading priority within IT budgets as businesses try to leverage their investments in enterprise applications and make sense of the enormous amount of data from those applications. In particular, businesses are looking to standardize on one BI platform to reduce the number of platforms and vendors they support and better align their operations with their strategy. The breadth and depth of functionality of Cognos ReportNet, our web-based query and reporting solution, as well as our newly released Cognos 8 BI make our products the solution of choice.

Second, there is increased investment in systems within the Office of Finance of most enterprises driven by the recent increased attention on compliance and transparency. Organizations are looking to replace spreadsheet-based applications and legacy systems with integrated planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, these organizations are looking to leverage these solutions as an efficient and dependable platform to move beyond compliance to achieve best practices, specifically in the area of rolling plans, planning standardization, and reduced time to close. This focus allows the Office of Finance to extend beyond managing pure financial goals and towards overall performance goals, governance, and CPM. We believe that our planning and consolidation products help improve the accuracy, transparency, and timeliness of financial information and, as a result, we are seeing increased demand for these products.

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

We signed 9 contracts greater than $1 million during the quarter, as compared to 7 during the corresponding period last year. The number of contracts greater than $200,000 and $50,000 also increased during the quarter as we are seeing an increase in enterprise-wide deployments of BI products and a strengthening of our relationships with some of the world’s largest companies, and with our strategic partners. We believe that the number of large contracts and order size are indications of enterprise–scale investment in our products by our customers which is creating a foundation for future growth. Management uses the following summary of key revenue indicators to track order size:

Key Revenue Indicators

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

Orders (License, Support, Services)
Transactions greater than $1 million	9	7	15	15
Transactions greater than $200,000	124	109	228	200
Transactions greater than $50,000	754	655	1,422	1,224
Average selling price (License orders only) ($000s)
Greater than $50,000	172	176	173	173

The overall change in total revenue from our three revenue categories in the quarter ended August 31, 2005 from August 31, 2004 was as follows: a 4% increase in product license revenue, a 21% increase in product support revenue, and a 23% increase in services revenue. The change for the same categories for the six months was as follows: 6%, 20%, and 23%, respectively.

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

Revenue by Geography

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

The Americas	$122,593	$110,240	$238,109	$215,071	11.2%	10.7%
Europe	67,596	57,952	134,057	112,941	16.6	18.7
Asia/Pacific	21,853	17,028	39,951	30,827	28.3	29.6

Total	$212,042	$185,220	$412,117	$358,839	14.5	14.8

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Three months ended August 31,		Six months ended August 31,

	2005	2004	2005	2004

The Americas	57.8%	59.5%	57.8%	59.9%
Europe	31.9	31.3	32.5	31.5
Asia/Pacific	10.3	9.2	9.7	8.6

Total	100.0%	100.0%	100.0%	100.0%

The growth rates of our revenue in Europe, Asia/Pacific and, to a much lesser extent, in the Americas can be affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the three and six months ended August 31, 2005 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	Three Months Ended August 31, 2005 over 2004			Six Months Ended August 31, 2005 over 2004

	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change

The Americas	9.6%	1.6%	11.2%	9.3%	1.4%	10.7%
Europe	17.3%	(0.7)%	16.6%	16.9%	1.8%	18.7%
Asia/Pacific	22.4%	5.9%	28.3%	24.1%	5.5%	29.6%
Total	13.3%	1.2%	14.5%	13.1%	1.7%	14.8%

The growth rate of our revenue during the three and six months ended August 31, 2005 was mostly attributable to increases in volume of transactions as there was only a slight impact from fluctuations in foreign currencies. We experienced moderate revenue growth in the Americas and stronger revenue growth in Europe and Asia/Pacific as we continue to invest in our sales and distribution channels in all three geographic areas, which includes the addition of the Frango sales operations in Europe and Asia/Pacific. Any change in the valuation of the U.S. dollar relative to other currencies will impact our revenue in the future.

Product License Revenue

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Product license revenue	$78,649	$75,362	$149,795	$141,432	4.4%	5.9%
Percentage of total revenue	37.1%	40.7%	36.4%	39.4%

Product license revenue was $78.6 million in the quarter ended August 31, 2005, an increase of $3.3 million or 4% from the quarter ended August 31, 2004; and was $149.8 million for the six months ended August 31, 2005, an increase of $8.4 million or 6% compared to the corresponding period in the prior fiscal year. The increase in product license revenue during the three and six months ended August 31, 2005 as compared to the same periods in the prior year is primarily attributable to increased sales of Cognos ReportNet, Cognos Planning and Cognos Controller. This increase was partially offset by a decline in license revenue of our OLAP product, PowerPlay. Product license revenue accounted for 37% of total revenue in the three months ended August 31, 2005 compared to 41% for the corresponding quarter in the prior fiscal year, and 36% and 39% for the six months ended August 31, 2005 and August 31, 2004, respectively.

The breadth of our solution is also allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 69% of our license revenue came from existing customers in the three-month period ended August 31, 2005.

We license our software through our direct sales force and value-added resellers, system integrators, and OEMs. Direct sales accounted for approximately 74% and 73% of our license revenue for the second quarter of fiscal 2006 and 2005, respectively.

We believe that a direct sales force is an effective way of building long-term relationships with our customers. In addition, as enterprise-wide deployments become larger and more strategic, we believe that our relationships with systems integrators will help us succeed as the role of systems integrators in these large standardization opportunities is increasing. We are also expending resources developing our indirect sales activities in order to have coverage in every desirable market. We will continue to commit management time and financial resources to developing relationships with systems integrators and direct and indirect international sales and support channels.

Product Support Revenue

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Product support revenue	$92,062	$76,156	$180,567	$150,943	20.9%	19.6%
Percentage of total revenue	43.4%	41.1%	43.8%	42.1%

Product support revenue was $92.1 million in the quarter ended August 31, 2005, an increase of $15.9 million or 21% from the quarter ended August 31, 2004; and was $180.6 million in the six months ended August 31, 2005, an increase of $29.6 million or 20% compared to the corresponding period in the prior fiscal year. The increase in support revenue was the result of our strong renewal rates on our support contracts and the expansion of our customer base, including the addition of Frango’s customer base. Exchange rate fluctuations had a slight impact on support revenue for the quarter and the six-month period ended August 31, 2005.

Product support revenue accounted for 43% and 41% of our total revenue in the quarters ended August 31, 2005 and August 31, 2004, respectively, and was 44% and 42% of total revenue in the six months ended August 31, 2005 and August 31, 2004, respectively.

Services Revenue

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Services revenue	$41,331	$33,702	$81,755	$66,464	22.6%	23.0%
Percentage of total revenue	19.5%	18.2%	19.8%	18.5%

Services revenue (training, consulting, and other revenue) was $41.3 million in the quarter ended August 31, 2005, an increase of $7.6 million or 23% from the quarter ended August 31, 2004; and was $81.8 million in the six months ended August 31, 2005, an increase of $15.3 million or 23% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 19% and 18% of our total revenue for the three months ended August 31, 2005 and August 31, 2004, respectively, and accounted for 20% and 19% for the six months ended August 31, 2005 and August 31, 2004, respectively.

The increase in services revenue for both the three and six months ended August 31, 2005 was primarily attributable to an increase in consulting revenue as we delivered on our contract commitments. As our business moves more towards applications based software, our customers can benefit from an increased level of technical expertise and support to enhance their return on investment from these applications using our software tools to meet their specific needs. Exchange rate fluctuations had a slight impact on services revenue for the quarter and the six-month period ended August 31, 2005.

COST OF REVENUE

Cost of Product License

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Cost of product license	$1,409	$546	$2,631	$1,167	158.1%	125.4%
Percentage of license revenue	1.8%	0.7%	1.8%	0.8%

The cost of product license revenue was $1.4 million, an increase of $0.9 million or 158% in the quarter ended August 31, 2005, and was $2.6 million, an increase of $1.5 million or 125% in the six months ended August 31, 2005 compared to the corresponding periods in the prior fiscal year. These costs represented 2% of product license revenue for the three and six months ended August 31, 2005, as compared to 1% of product license revenue for both comparative periods in the prior fiscal year.

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from August 31, 2004 to 2005

	Three months	Six months

Royalty cost	$802	$1,473
Other	61	(9)

Total year-over-year change	$863	$1,464

The increase in these costs for both the three and six months ended August 31, 2005 was the result of increases in royalties related to suppliers whose technology is embedded in our software.

Cost of Product Support

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Cost of product support	$8,797	$7,074	$17,679	$14,249	24.4%	24.1%
Percentage of support revenue	9.6%	9.3%	9.8%	9.4%

The cost of product support revenue was $8.8 million, an increase of $1.7 million or 24% in the quarter ended August 31, 2005, and was $17.7 million, an increase of $3.4 million or 24% in the six months ended August 31, 2005 compared to the corresponding periods in the prior fiscal year. The cost of product support represented 10% of total product support revenue for both the three and six months ended August 31, 2005, as compared to 9% for the corresponding periods in the prior fiscal year.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change from August 31, 2004 to 2005

	Three months	Six months

Staff-related costs	$1,368	$3,000
Other	355	430

Total year-over-year change	$1,723	$3,430

The increase in the cost of product support for the three and six month periods ended August 31, 2005 was primarily the result of increases in staff-related costs to service our growing customer base, including the addition of Frango staff into our support organization. The average number of employees within the support organization increased 16% and 18% in the three and six months ended August 31, 2005, respectively, as compared to the same periods last year. The unfavorable effect of fluctuations of foreign currencies, especially the Canadian dollar, relative to the U.S. dollar increased cost of product support by approximately 6% and 7% for the three and six months ended August 31, 2005, respectively, as compared to the same periods last year.

Cost of Services

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Cost of services	$32,511	$27,457	$64,601	$52,932	18.4%	22.0%
Percentage of services revenue	78.7%	81.5%	79.0%	79.6%

The cost of services revenue was $32.5 million, an increase of $5.1 million or 18% in the quarter ended August 31, 2005 and was $64.6 million, an increase of $11.7 million or 22% in the six months ended August 31, 2005 compared to the corresponding periods in the prior fiscal year. The cost of services represented 79% of services revenue for both the three and six months ended August 31, 2005, respectively, as compared to 81% and 80% for the corresponding periods in the prior fiscal year.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from August 31, 2004 to 2005

	Three months	Six months

Staff-related costs	$1,400	$ 4,153
Services purchased externally	3,149	6,191
Other	505	1,325

Total year-over-year change	$5,054	$11,669

The increase in cost of services for the three and six month periods ended August 31, 2005 was primarily attributable to increases in staff-related costs, including the addition of Frango personnel, and services purchased externally. Subcontractors are currently an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we have recently hired new employees in this area, we will continue to fill any gaps by engaging subcontractors. The average number of employees within the services organization increased 22% and 23% in the three and six months ended August 31, 2005, respectively, as compared to the same periods last year. The unfavorable effect of fluctuations of foreign currencies had a slight impact on cost of services, increasing these costs by approximately 1% and 2% for the three and six months ended August 31, 2005, respectively, as compared to the same periods last year, as a portion of these services are provided in currencies other than the U.S. dollar.

OPERATING EXPENSES

Selling, General, and Administrative

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Selling, general, and
administrative	$106,241	$90,371	$209,254	$181,016	17.6%	15.6%
Percentage of total revenue	50.1%	48.8%	50.8%	50.5%

Selling, general, and administrative (“SG&A”) expenses were $106.2 million, an increase of $15.9 million or 18% in the quarter ended August 31, 2005, and were $209.3 million, an increase of $28.2 million or 16% in the six months ended August 31, 2005 compared to the corresponding periods in the prior fiscal year. These costs represented 50% and 51% of total revenue for the three and six months ended August 31, 2005, respectively, as compared to 49% and 50% for the corresponding periods in the prior fiscal year.

SG&A expenses include staff related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change from August 31, 2004 to 2005

	Three months	Six months

Staff-related costs	$ 7,578	$16,641
Professional services	2,486	2,486
Staff development	2,039	2,344
Travel & living	1,622	2,165
Facilities	1,537	3,069
Other	608	1,533

Total year-over-year change	$15,870	$28,238

The increase in SG&A expenses in the three and six months ended August 31, 2005 was the result of increases in staff-related costs resulting from higher compensation, as well as associated benefits, as compared to the same periods last year, driven by an increase in headcount including the addition of Frango employees. The average number of employees within SG&A increased by 12% in both the three and six months ended August 31, 2005, when compared to the corresponding periods in the prior fiscal year. Contributing to the increase for both the three and six months ended August 31, 2005 was spending in targeted areas such as professional services and staff development for the launch of Cognos 8 BI and to take advantage of market opportunities in BI standardization and in the Office of Finance. Contributing to a lesser extent were increases in travel and living, and facilities costs. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately 3% for both the three and six months ended August 31, 2005, when compared to the corresponding periods in the prior fiscal year.

Research and Development

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Research and development	$28,526	$25,382	$57,400	$49,707	12.4%	15.5%
Percentage of total revenue	13.5%	13.7%	13.9%	13.8%

Research and development (“R&D”) expenses were $28.5 million, an increase of $3.1 million or 12% in the quarter ended August 31, 2005, and were $57.4 million, an increase of $7.7 million or 15% for the six months ended August 31, 2005 compared to the corresponding periods in the prior fiscal year. R&D costs were 13% and 14% of revenue for the three and six months ended August 31, 2005, respectively, as compared to 14% of revenue for both of the corresponding periods in the prior fiscal year.

R&D expenses are primarily staff-related costs attributable to the design and enhancement of existing products along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change from August 31, 2004 to 2005

	Three months	Six months

Staff-related costs	$1,575	$4,370
Other	1,569	3,323

Total year-over-year change	$3,144	$7,693

The increase in R&D expenses for the three and six months ended August 31, 2005 was the result of increases in staff-related costs resulting from higher compensation, as well as associated benefits, as compared to the previous fiscal year, driven by the increase in headcount. Also contributing to the increase in R&D costs was the integration of Frango’s R&D operations. The average number of employees within R&D increased by 9% and 8% for the three and six months ended August 31, 2005, respectively, when compared to the corresponding periods of the prior fiscal year. The unfavorable effect of fluctuations of foreign currencies, especially the Canadian dollar, relative to the U.S. dollar increased R&D expenses by approximately 6% for both the three and six months ended August 31, 2005, when compared to the corresponding periods of the prior fiscal year.

We continue to invest significantly in R&D activities for our next generation of BI solutions which are the foundation of our CPM vision. In September 2005, we launched Cognos 8 BI. Cognos 8 BI offers a complete range of BI functionality, including reporting, analysis, dashboarding, scorecarding, and event management, on a single, proven web-based architecture. This services oriented architecture was first introduced with Cognos ReportNet and will allow customers to easily expand their BI deployment.

In the future, we will continue to focus on bringing innovative new products to market. We are currently developing new releases of Cognos Planning and Cognos Controller in addition to the continuing enhancement of Cognos 8 BI.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs would be amortized over a period not exceeding 36 months. No costs were deferred in the three and six months ended August 31, 2005 and August 31, 2004. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Acquisition-related Intangible Assets

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Amortization of
acquisition-related
intangible assets	$1,637	$1,228	$3,274	$2,464	33.3%	32.9%

Amortization of acquisition-related intangible assets was $1.6 million, an increase of $0.4 million or 33% for the quarter ended August 31, 2005 and was $3.3 million, an increase of $0.8 million or 33% for the six months ended August 31, 2005 compared to the corresponding periods in the prior year. The increase in this expense in the three and six months ended August 31, 2005 was due to the amortization of acquired technology and contractual relationships as a result of the acquisition of Frango during the third quarter of fiscal 2005.

Net Interest and Other Income

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005	Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Net interest and other income	$3,051	$1,773	$5,831	$3,106	72.1%	87.7%

Net interest income was $3.1 million, an increase of $1.3 million or 72% in the quarter ended August 31, 2005 and was $5.8 million, an increase of $2.7 million or 88% in the six months ended August 31, 2005 compared to the corresponding periods in the prior fiscal year. The change in net interest and other income is as follows:

($000s)	Year-over-year Change from August 31, 2004 to 2005

	Three months	Six months

Increase in interest revenue	$1,776	$3,491
Increase in interest and other expenses	(498)	(766)

Total year-over-year change	$1,278	$2,725

The increase in interest revenue during the three and six months ended August 31, 2005 was attributable to an increase in the average portfolio size accompanied by an increase in the average yield on investments as compared to the corresponding periods in the prior fiscal year. The increase in interest and other expenses is mainly attributable to the amortization of the premium on our cash flow hedges as compared to the same period in the prior fiscal year.

Income Tax Provision

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31, 2004 to 2005		Six months ended August 31, 2004 to 2005

	2005	2004	2005	2004

Tax expense	$7,253	$7,336	$10,565	$12,686	(1	.1)%	(16	.7)%
Effective tax rate	20.2%	21.0%	16.7%	21.0%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three and six months ended August 31, 2005, we recorded an income tax provision of $7.3 million and $10.6 million, respectively, representing an effective income tax rate of 20% and 17%, respectively. Comparatively, in the three and six months ended August 31, 2004, we recorded an income tax provision of $7.3 million and $12.7 million, respectively, representing an effective income tax rate of 21% for both periods. We estimate our effective tax rate for the current fiscal year to be 21%, exclusive of any one-time events. For the three-month period ended August 31, 2005, this estimated effective tax rate was reduced to approximately 20% by adjustments relating to various tax audits and prior year tax provisions. For the six-month period ended August 31, 2005, the estimated effective tax rate was reduced to approximately 17% by, in addition to the tax adjustments in the current quarter, the first quarter adjustments related to the recognition of benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at August 31, 2005	As at February 28, 2005	Percentage Change

Cash and cash equivalents	$405,112	$378,348	7.1%
Short-term investments	96,140	144,552	(33.5)

Cash, cash equivalents, and short-term investments	$501,252	$522,900	(4.1)
Working capital	368,280	344,236	7.0

($000s)	Six months ended August 31,		Percentage Change Six months ended August 31,

	2005	2004	2004 to 2005

Net cash provided by (used in):
Operating activities	$ 23,479	$ 62,503	(62.4)%
Investing activities	37,065	79,474	(53.4)
Financing activities	(30,572)	(918)	*

	As at August 31, 2005	As at August 31, 2004

Days sales outstanding (DSO)	60	56

* not meaningful

Cash, Cash Equivalents, and Short-term Investments

As of August 31, 2005, we held $501.3 million in cash, cash equivalents, and short-term investments, a decrease of $21.6 million from February 28, 2005. This decrease is primarily attributable to share repurchases of $48.9 million partially offset by cash flow from operations of $23.5 million. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Working Capital

Working capital represents our current assets less our current liabilities. As of August 31, 2005, working capital was $368.3 million, an increase of $24.0 million from February 28, 2005. The increase in working capital can be attributed to a net decrease in current liabilities, especially salaries, commissions and related items and deferred revenue. Offsetting this increase were decreases in accounts receivable and short-term investments.

Days sales outstanding (DSO) was 60 days at August 31, 2005 as compared to 56 days as at August 31, 2004. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at August 31, 2005 and February 28, 2005, we had no long-term debt.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the six months ended August 31, 2005 was $23.5 million, a decrease of $39.0 million compared to the comparative period last year. The decrease is primarily attributable to changes in working capital, most notably the payment of year end bonuses, commissions and income taxes, compared to the same period last year.

Cash Provided by Investing Activities

Cash provided by investing activities was $37.1 million for the six months ended August 31, 2005, a decrease of $42.4 million compared to the prior fiscal year. During the six months ended August 31, 2005 and August 31, 2004, we had a net decrease in short-term investments as many of our investments matured during these periods. The decrease however was greater in the prior fiscal period. In the six months ended August 31, 2005, our proceeds on maturity of short-term investments, net of purchases, were $48.4 million. In comparison, during the six months ended August 31, 2004, our proceeds on maturity of short-term investments, net of purchases, were $87.7 million. In addition, during the six months ended August 31, 2005, we spent $10.9 million on fixed asset additions as compared to $7.7 million in the corresponding period last year. The additions for both periods related primarily to computer equipment and software, office furniture and leasehold improvements.

Cash Used in Financing Activities

Cash used in financing activities was $30.6 million for the six months ended August 31, 2005, an increase in financing activities of $29.7 million compared to the same period of the prior fiscal year. We issued 766,000 common shares for proceeds of $18.6 million, during the six months ended August 31, 2005, compared to the issue of 1,102,000 shares for proceeds of $19.3 million during the corresponding period in the prior fiscal year. The issuance of shares in the six months ended August 31, 2005 was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors.

We repurchase shares on the open market under a share repurchase program and under a restricted share unit plan. During the six months ended August 31, 2005, we repurchased 1,266,000 shares for a total consideration of $48.9 million under the share repurchase program and 5,000 shares for $0.2 million under the restricted share unit plan. Comparatively, for the six months ended August 31, 2004 we repurchased 587,000 shares at a value of $19.9 million under the share repurchase program and 10,000 shares for $0.3 million under the restricted share unit plan. Purchases made under the share repurchase program were part of distinct open market share repurchase programs under the rules of, and approved by, The Toronto Stock Exchange. The share repurchase programs have historically been adopted in October of each year and run for one year. They allow the Corporation to purchase in the twelve month period no more than 5% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq National Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. We cancel all shares repurchased under the share repurchase programs.

Contracts and Commitments

We have an unsecured credit facility subject to annual renewal. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $12.5 million (U.S. $10.5 million), subject to certain covenants. As of August 31, 2005 and 2004, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

During fiscal 2005, the Corporation entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As of August 31, 2005, the Corporation had cash flow hedges, with maturity dates between February 28, 2006 and January 14, 2008, to exchange the U.S. dollar equivalent of $78.8 million in foreign currency. The estimated fair value of these contracts at August 31, 2005 was not material. We entered into these foreign currency exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

In connection with the acquisition of Frango, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. During the six-month period ended August 31, 2005, the total cash payments made in relation to the accrual were $2.2 million, and cash payments remaining at August 31, 2005 were $1.9 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2006. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

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

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use our judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts over 360 days and specific accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for 2% of those receivables at August 31, 2005. In order to determine the percentage used, we analyze, on an annual basis, the geographical aging of the accounts, the nature of the receivables (i.e. license, maintenance, consulting), our historical collection experience, and current economic conditions.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements, including statements regarding the future success of our business and technology strategies, and future market opportunities. These statements are neither promises nor guarantees, but involve known and unknown risks and uncertainties that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed in or implied by these forward-looking statements. These risks include risks related to our revenue growth, operating results, industry, products including the introduction of Cognos 8 BI, and litigation, as well as the other factors discussed below and elsewhere in this report. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they were made. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

We face intense competition and we may not compete successfully.

We face substantial competition throughout the world, primarily from software companies located in the United States, Europe, and Canada. We expect our competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies. The software market may continue to consolidate by merger or acquisition and larger software vendors, including enterprise resource planning (“ERP”) software vendors, may continue to expand their product offering. For example, ERP vendor, Oracle Corporation, has recently announced that it will acquire Siebel Systems, Inc. and has also recently acquired one of its major ERP competitors, PeopleSoft, Inc. If one or more of our competitors merges or partners with another of our competitors or ERP vendors or if we were to become the subject of an unsolicited acquisition initiative by another enterprise, any such change in the competitive landscape could adversely affect our ability to compete either because of an improvement in one of our competitor’s competitive position or due to distraction caused by an unsolicited acquisition. Entry or expansion of other large software vendors, including ERP vendors, into this market may establish competitors which have substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. Their current customer base and relationships may also provide them with a competitive advantage. New product announcements or introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed and our market share reduced. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

The length of time required to complete a sales cycle may be lengthy and unpredictable.

As our business continues to evolve toward larger transactions at the enterprise level, the presence or absence of one or more of these large transactions in a particular period may have a material positive or negative effect on our revenue estimates in that period. These significant transactions require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. They are also often more complex than smaller transactions. These factors could lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter its purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods. For example, in the second quarter of fiscal year 2006, we closed nine contracts greater than $1 million, compared to seven in the second quarter of fiscal year 2005.

The introduction of a new product could erode revenue from existing products and a delay in the release schedule for the product may have a material adverse impact on our financial results.

We may develop technology or a product that constitutes a marked advance over both our own products and those of our competitors. We believe Cognos 8 Business Intelligence is an example of such a product. With the introduction of such a product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. This may occur despite our efforts to put in place measures and programs to minimize such a decline. In addition, we may lose existing customers who choose a competitor’s product rather than upgrade or migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business. A delay in our release schedule for a new product such as Cognos 8 Business Intelligence may also result in us not being able to recognize revenue as previously anticipated during a particular period and it may delay the purchase of the product by customers. This could result in a temporary or permanent revenue shortfall and materially affect our business and financial results.

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

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results as we report in U.S. dollars. For example, the Canadian dollar has continued to strengthen during the second quarter of fiscal 2006, leading to higher than anticipated expenses when reported in U.S. dollars. Please see further discussion on foreign currency risk included in the Quantitative and Qualitative Disclosure on Market Risk in Item 3 of this Form 10-Q.

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

Natural or other disasters like the recent effects of hurricanes in the United States, and hostilities or terrorist attacks may disrupt our operations or those of our customers, distributors, and suppliers, which could adversely affect our business, financial condition, or results of operations. The threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license revenue and have an adverse effect on our business, financial condition, or results of operations.

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

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results, positively or negatively, in the quarter or quarters for which such determination is made. For example, in the second quarter of fiscal 2006, the estimated effective tax rate for the year was reduced due to adjustments relating to various tax audits and prior year tax provisions and, in the first quarter of fiscal 2006, the estimated effective tax rate for the fiscal year was adjusted downward for the recognition of one-time benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and six months ending August 31, 2005, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of August 31, 2005, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately one percent.

Also, as we conduct a substantial portion of our business in foreign currencies other than the U.S. dollar, our results are affected, and may be affected in the future, by exchange rate fluctuations of the U.S. dollar relative to the Canadian dollar, various European currencies, and, to a lesser extent, other foreign currencies. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. We cannot predict the effect foreign exchange fluctuations will have on our results going forward; however, if there is an adverse change in foreign exchange rates versus the U.S. dollar, it could have a material adverse effect on our business, results of operations, and financial condition.

Item 4.	Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b)	Changes in internal control over financial reporting

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares or Dollar Value of Shares that May Yet Be Purchased Under the Plans

				Restricted Share Unit Plan (# of shares)	Share Repurchase Program

June 1 to June 30, 2005	Nil	Nil	Nil	2,946,500	$55,484,667
July 1 to July 31, 2005	649,100	$36.50	649,100	2,946,500	$31,790,408
August 1 to August 31, 2005	5,000	$35.56	5,000	2,941,500	$31,790,408

Total	654,100	$36.50	654,100

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos up to an aggregate of 2,000,000 restricted share units. On June 23, 2005, the Shareholders of the Corporation approved the extension of the term of the plan to September 30, 2015 and increased the number of authorized shares to 3,000,000. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit can be exchangeable for one common share of Cognos. The common shares for which the restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by Cognos. During the quarter ended August 31, 2005, Cognos repurchased 5,000 shares at an average price of $35.56 for the restricted share unit plan.

On October 6, 2004, Cognos announced that it had adopted a stock repurchase program authorizing the repurchase of up to 4,530,256 common shares (not more than 5% of the common shares outstanding on that date) up to a maximum of $50,000,000 between October 9, 2004 and October 8, 2005. On June 22, 2005, the Board of Directors of Cognos approved additional purchases up to a total of $100,000,000 with no increase in the number of shares. During the quarter ended August 31, 2005, Cognos repurchased 649,100 shares at an average price of $36.50 under the stock repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Corporation held its Annual and Special Meeting of Shareholders on June 23, 2005.

b)	At the Annual and Special Meeting, shareholders elected the persons listed below as directors of the Corporation and approved the appointment of Ernst & Young LLP as the Corporation's independent auditors for the fiscal year ending February 28, 2006 and authorized the Audit Committee of the Board to fix their remuneration. Shareholders also approved (i) an amendment to the Cognos Incorporated 2003-2008 Stock Option Plan to increase the shares of common stock reserved for awards thereunder by 1.8 million shares, (ii) an amendment to the Cognos Incorporated 2002-2005 Restricted Share Unit Plan to extend its term to 2015, to increase the number of authorized shares to 3,000,000, and to delete Section 4B, and (iii) an amendment to the Cognos Employee Stock Purchase Plan to extend its term to 2008. The voting results of the meeting are presented in the following table:

Voting Results
Annual and Special Meeting of Shareholders
June 23, 2005

	FOR	WITHHELD	AGAINST

Election of Directors

Robert G. Ashe	73,689,521	279,834	--

John E. Caldwell	72,508,159	1,461,196	--

Paul D. Damp	73,688,511	280,844	--

Pierre Y. Ducros	73,136,728	820,203	--

Robert W. Korthals	73,642,637	326,718	--

John J. Rando	73,688,940	280,415	--

Bill V. Russell	73,558,211	411,144	--

James M. Tory	73,504,695	452,236	--

Renato Zambonini	73,546,237	410,694	--

Appointment of Auditors	72,077,438	301,091	--

Amendment to the 2003-2008 Stock Option Plan to increase the shares of common stock reserved for awards thereunder by 1.8 million shares	54,502,803	--	13,859,312

Amendment to the 2002-2005 Restricted Share Unit Plan to extend its term to 2015, to increase the number of authorized shares to 3,000,000, and to delete Section 4B	54,976,770	--	13,382,251

Amendment to the Employee Stock Purchase Plan to extend its term to 2008	66,607,563	--	1,729,285

Item 6.	Exhibits

a)	Exhibits
	3.1	Articles of Incorporation and Amendments thereto (incorporated by reference to Exhibit 3.1 of Cognos Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1 (i) of Cognos’ Form 10-Q filed for the quarter ended May 31, 2004)
	3.2	By-Laws of Cognos (incorporated by reference to Exhibit 3.2 of Cognos’ Form 10-K filed for the year ended February 28, 1997)
	10.30	Amended and Restated 2003-2008 Stock Option Plan
	10.31	Amended and Restated 2002-2015 Restricted Share Unit Plan
	10.32	Amended and Restated Cognos Employee Stock Purchase Plan
	10.33	FY06 Compensation Plan for Robert G. Ashe
	10.34	FY06 Compensation Plan for Tom Manley
	10.35	FY06 Compensation Plan for Anthony Sirianni
	10.36	FY06 Compensation Plan for Peter Griffiths
	10.37	FY06 Compensation Plan for David Laverty
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
	99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

October 4, 2005	/s/ Tom Manley

Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

10.30	Amended and Restated 2003-2008 Stock Option Plan	61

10.31	Amended and Restated 2002-2015 Restricted Share Unit Plan	69

10.32	Amended and Restated Cognos Employee Stock Purchase Plan	73

10.33	FY06 Compensation Plan for Robert G. Ashe	77

10.34	FY06 Compensation Plan for Tom Manley	78

10.35	FY06 Compensation Plan for Anthony Sirianni	79

10.36	FY06 Compensation Plan for Peter Griffiths	80

10.37	FY06 Compensation Plan for David Laverty	81

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	82

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	83

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	84

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement	85