Form 10-Q
period 2005-11-30
COGNOS INC
filed 2006-01-06
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2005

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
YES             NO     X

The number of shares outstanding of the registrant’s only class of Common Stock as of December 31, 2005, was 90,593,102.

COGNOS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

Revenue
Product license	$ 75,510	$ 91,580	$225,305	$233,012
Product support	94,430	81,031	274,997	231,974
Services	42,314	37,755	124,069	104,219

Total revenue	212,254	210,366	624,371	569,205

Cost of revenue
Cost of product license	1,732	578	4,363	1,745
Cost of product support	9,062	8,508	26,741	22,757
Cost of services	32,871	28,574	97,472	81,506

Total cost of revenue	43,665	37,660	128,576	106,008

Gross margin	168,589	172,706	495,795	463,197

Operating expenses
Selling, general, and administrative	107,330	102,377	316,584	283,393
Research and development	27,226	26,987	84,626	76,694
Amortization of acquisition-related
intangible assets	1,684	1,501	4,958	3,965

Total operating expenses	136,240	130,865	406,168	364,052

Operating income	32,349	41,841	89,627	99,145
Interest and other expenses	(406)	(22)	(1,251)	(101)
Interest income	4,194	1,909	10,870	5,094

Income before taxes	36,137	43,728	99,246	104,138
Income tax provision	7,869	9,183	18,434	21,869

Net income	$ 28,268	$ 34,545	$ 80,812	$ 82,269

Net income per share
Basic	$0.31	$0.38	$0.89	$0.91

Diluted	$0.31	$0.37	$0.87	$0.89

Weighted average number of shares (000s)
Basic	90,410	90,621	90,744	90,364

Diluted	92,288	93,235	92,997	92,925

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, U.S. GAAP)
(Unaudited)

	November 30, 2005	February 28, 2005

Assets		(Note 1)
Current assets
Cash and cash equivalents	$257,130	$ 378,348
Short-term investments	226,129	144,552
Accounts receivable	156,618	189,602
Prepaid expenses and other current assets	16,954	18,941
Deferred tax assets	991	3,856

	657,822	735,299
Fixed assets, net	75,387	73,566
Intangible assets, net	23,619	27,234
Other assets	6,364	6,378
Goodwill	226,903	221,490

	$990,095	$1,063,967

Liabilities
Current liabilities
Accounts payable	$ 25,558	$ 30,705
Accrued charges	26,100	31,047
Salaries, commissions, and related items	56,179	91,010
Income taxes payable	1,483	21,148
Deferred revenue	170,068	217,153

	279,388	391,063
Deferred income taxes	15,968	17,083

	295,356	408,146

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital
(November 30, 2005 - 90,220,829; February 28, 2005 - 91,070,967)	274,869	252,561
Treasury shares
(November 30, 2005 - 37,640; February 28, 2005 - 46,375)	(915)	(1,199)
Deferred stock-based compensation	(307)	(277)
Retained earnings	414,805	402,020
Accumulated other comprehensive income	6,287	2,716

	694,739	655,821

	$990,095	$1,063,967

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

Cash flows from operating activities
Net income	$ 28,268	$ 34,545	$ 80,812	$ 82,269
Non-cash items
Depreciation and amortization	7,304	7,658	21,709	20,660
Amortization of deferred stock-based compensation	192	109	527	514
Amortization of other deferred compensation	--	--	--	7
Deferred income taxes	2,106	(1,329)	80	972
Loss on disposal of fixed assets	82	89	355	213

	37,952	41,072	103,483	104,635
Change in non-cash working capital
Decrease (increase) in accounts receivable	(16,851)	(14,405)	28,113	22,056
Decrease in prepaid expenses and other current assets	862	3,980	1,699	4,151
Increase (decrease) in accounts payable	4,470	3,864	(4,554)	(3,121)
Decrease in accrued charges	(352)	(2,346)	(5,726)	(4,243)
Increase (decrease) in salaries, commissions, and related items	(1,919)	8,580	(32,437)	1,305
Increase (decrease) in income taxes payable	502	7,630	(18,789)	7,586
Decrease in deferred revenue	(15,900)	(10,051)	(39,546)	(31,542)

Net cash provided by operating activities	8,764	38,324	32,243	100,827

Cash flows from investing activities
Maturity of short-term investments	86,244	75,897	332,779	320,571
Purchase of short-term investments	(216,233)	(125,460)	(414,356)	(282,421)
Additions to fixed assets	(6,157)	(4,261)	(17,074)	(11,971)
Additions to intangible assets	(216)	(242)	(657)	(771)
Decrease in other assets	235	--	115	--
Acquisition costs, net of cash and cash equivalents	(4,677)	(49,706)	(4,546)	(49,706)

Net cash used in investing activities	(140,804)	(103,772)	(103,739)	(24,298)

Cash flows from financing activities
Issue of common shares	9,015	13,548	27,568	32,820
Purchase of treasury shares	--	--	(177)	(335)
Repurchase of shares	(24,435)	(7,965)	(73,383)	(27,820)

Net cash provided by (used in) financing activities	(15,420)	5,583	(45,992)	4,665

Effect of exchange rate changes on cash	(522)	9,020	(3,730)	7,913

Net increase (decrease) in cash and cash equivalents	(147,982)	(50,845)	(121,218)	89,107
Cash and cash equivalents, beginning of period	405,112	364,782	378,348	224,830

Cash and cash equivalents, end of period	257,130	313,937	257,130	313,937
Short-term investments, end of period	226,129	125,430	226,129	125,430

Cash, cash equivalents, and short-term investments, end of period	$ 483,259	$ 439,367	$ 483,259	$ 439,367

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

The Corporation recognizes revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For contracts with multiple obligations, the Corporation allocates revenue to the undelivered elements of a contract based on vendor specific objective evidence (“VSOE”) of the fair value of those elements and allocates revenue to the delivered elements, principally license revenue, using the residual method as described in SOP 97-2.

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS 123”), stock-based compensation costs would have reduced net income, basic net income per share, and diluted net income per share as indicated in the table below (000s, except per share amounts):

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

Net income:
As reported	$28,268	$34,545	$ 80,812	$ 82,269
Add: Stock-based employee
compensation included above	192	109	527	514
Less: Stock-based employee
compensation using fair value based method	(4,450)	(4,518)	(12,057)	(11,355)

Pro forma	$24,010	$30,136	$ 69,282	$ 71,428

Basic net income per share:
As reported	$0.31	$0.38	$0.89	$0.91
Add: Stock-based employee
compensation included above	--	--	--	0.01
Less: Stock-based employee
compensation using fair value based method	(0.04)	(0.05)	(0.13)	(0.13)

Pro forma	$0.27	$0.33	$0.76	$0.79

Diluted net income per share:
As reported	$0.31	$0.37	$0.87	$0.89
Add: Stock-based employee
compensation included above	--	--	--	0.01
Less: Stock-based employee
compensation using fair value based method	(0.05)	(0.05)	(0.13)	(0.13)

Pro forma	$0.26	$0.32	$0.74	$0.77

Weighted average number of shares:
Basic	90,410	90,621	90,744	90,364

Diluted	92,288	93,235	92,997	92,925

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

For purposes of computing pro forma net income, the fair value of the options granted during the three and nine-month periods ended November 30, 2005 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted average assumptions were used:

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

Risk-free interest rates	4.1%	3.2%	3.8%	3.2%
Expected volatility	33.0%	51.0%	33.1%	51.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of options (years)	3.6	4.3	3.8	4.3

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

During the three and nine months ended November 30, 2005, there were increases to goodwill of $6,415,000 and $5,413,000, respectively. The increase was the result of the acquisition of Databeacon Inc. (“Databeacon”) and Digital Aspects Holdings Ltd. (“Digital Aspects”) and adjustments to the restructuring plan adopted as a result of the acquisition of Frango AB (“Frango”) (See Note 11 Acquisitions). For the three and nine months ended November 30, 2004, there were additions to goodwill of $50,560,000 relating to the acquisition of Frango.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

	($000s)		($000s)
Beginning balance	$220,488	$172,323	$221,490	$172,323
Additions to goodwill related to current year acquisitions	6,069	50,560	6,069	50,560
Adjustments to goodwill from prior years acquisitions	346	--	(656)	--

Closing balance	$226,903	$222,883	$226,903	$222,883

5.	Intangible Assets

	As at November 30, 2005		As at February 28, 2005

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)

Acquired technology	$ 41,611	$26,699	$ 40,419	$22,688	20%
Contractual relationships	9,654	3,081	9,608	2,179	12.5%
Trademarks and patents	5,259	3,125	4,597	2,523	20%

	56,524	$32,905	54,624	$27,390

	(32,905)		(27,390)

Net book value	$ 23,619		$ 27,234

During the three and nine months ended November 30, 2005, acquired technology and contractual relationships increased by $1,192,000 and $46,000, respectively, resulting from the acquisition of Databeacon and Digital Aspects (See Note 11 Acquisitions). During the three months ended November 30, 2005 and November 30, 2004, there were additions to trademarks and patents in the amount of $217,000 and $241,000, respectively, and $662,000 and $770,000 in the nine months ended November 30, 2005 and November 30, 2004, respectively.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The amortization of intangible assets is included in income as amortization of acquisition-related intangibles and selling, general, and administrative expenses. The following table sets forth the allocations:

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

	($000s)		($000s)
Amortization of
acquisition-related intangibles	$1,684	$1,501	$4,958	$3,965
Selling, general, and
administrative expenses	171	171	557	448

Closing balance	$1,855	$1,672	$5,515	$4,413

The estimated amortization expense related to intangible assets is as follows ($000s):

2006 (Q4)	$1,927
2007	7,466
2008	6,812
2009	3,288
2010	2,506
2011	1,620

6.	Commitments and Contingencies

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

The Corporation provides for income taxes in its quarterly unaudited financial statements based on the then current estimated effective tax rate for the full fiscal year. The estimated effective tax rate is adjusted upon resolution of tax assets or exposures in the quarter that the resolution occurs.

The Corporation estimates its effective tax rate for fiscal year 2006 to be 22%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three-month period ended November 30, 2005 to 21.8% due to adjustments relating to various tax audits and prior year tax provisions. The effective tax rate for the nine-month period ended November 30, 2005 was adjusted to 18.6%. In addition to the tax adjustments noted above, the effective tax rate was adjusted for the recognition of benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries. For the three and nine-month periods ended November 30, 2004, the Corporation estimated its effective tax rate for fiscal 2005 to be 21%.

8.	Stockholders’ Equity

The Corporation issued 301,000 common shares for proceeds of $9,015,000, and 1,067,000 common shares for proceeds of $27,568,000 during the three and nine months ended November 30, 2005, respectively. The Corporation issued 625,000 common shares for proceeds of $13,548,000 and 1,727,000 common shares for $32,820,000 during the three and nine months ended November 30, 2004, respectively. The issuance of shares in fiscal 2006 and 2005 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees, officers and directors.

The Corporation repurchases shares under a share repurchase program and under a restricted share unit plan. During the three and nine months ended November 30, 2005, the Corporation repurchased 651,000 shares at a value of $24,435,000 and 1,917,000 shares at a value of $73,383,000, respectively, in the open market under its share repurchase program. The Corporation did not repurchase shares under its restricted share unit plan during the three months ended November 30, 2005. During the nine-month period ended November 30, 2005, the Corporation repurchased 5,000 shares valued at $177,000 under its restricted share unit plan.

During the three and nine months ended November 30, 2004, the Corporation repurchased 217,000 shares at a value of $7,965,000 and 804,000 shares at a value of $27,820,000 respectively, in the open market under its share repurchase program. The Corporation did not repurchase shares under its restricted share unit plan during the three months ended November 30, 2004. During the nine-month period ended November 30, 2004, the Corporation repurchased 10,000 shares at a value of $335,000.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

Basic Net Income per Share
Net income	$28,268	$34,545	$80,812	$82,269

Weighted average number of shares
outstanding	90,410	90,621	90,744	90,364

Basic net income per share	$0.31	$0.38	$0.89	$0.91

Diluted Net Income per Share
Net income	$28,268	$34,545	$80,812	$82,269

Weighted average number of shares
outstanding	90,410	90,621	90,744	90,364
Dilutive effect of stock options	1,878	2,614	2,253	2,561

Adjusted weighted average number of
shares outstanding	92,288	93,235	92,997	92,925

Diluted net income per share	$0.31	$0.37	$0.87	$0.89

9.	Comprehensive Income

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The components of comprehensive income were as follows ($000s):

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

Net income	$28,268	$34,545	$80,812	$82,269
Other comprehensive income (loss):
Foreign currency translation adjustments	1,589	5,373	4,358	5,040
Change in net unrealized gain (loss) on
derivative instruments	82	--	(787)	--

Comprehensive income	$29,939	$39,918	$84,383	$87,309

10.	Segmented Information

The Corporation operates in one business segment as one reporting unit — computer software solutions.

11.	Acquisitions

Fiscal 2006 Acquisitions

In September 2005, the Corporation acquired Databeacon and Digital Aspects. Databeacon was a mid-market business analytics and reporting company, based in Ottawa, Canada. The Corporation purchased Databeacon primarily to expand its research and development workforce in the Ottawa area. Digital Aspects was an early stage business intelligence company based in the United Kingdom. The Corporation purchased Digital Aspects primarily to incorporate its software, which assists in real time access to corporate data, into the Corporation’s product suite.

These acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).

The aggregate purchase consideration for Databeacon and Digital Aspects was approximately $4,878,000 paid in cash and deferred consideration of $888,000, which was included in accrued charges on the balance sheet at the date of acquisition. Included in the Databeacon share purchase agreement was $436,000 of restricted share units granted to employees of Databeacon. The Digital Aspects agreement stipulates that the shareholders of Digital Aspects will receive a maximum of $750,000 in contingent consideration over a two-year period ending September 30, 2007 if certain performance thresholds are met. Both the restricted share units and the contingent consideration are conditioned on the continued tenure of these employees and therefore will be accounted for as compensation expense as earned. Direct costs associated with these acquisitions were approximately $537,000.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Neither the purchase of Databeacon nor Digital Aspects involved the write-off of any in-process research and development.

Of the aggregate purchase price for Databeacon and Digital Aspects, $1,238,000 was allocated to intangible assets, subject to amortization. Of this amount, $1,192,000 was allocated to acquired technology and $46,000 was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for both the acquired technology and the contractual relationships is five years. The weighted average amortization for these intangible assets acquired is five years. The fair values of the Databeacon intangible assets were assigned using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The acquired technology associated with the Digital Aspects acquisition was valued based on the estimated cost to develop the technology internally. The amortization periods were determined using the estimated economic useful life of the asset.

In the allocation of the purchase price, $6,069,000 was assigned to goodwill. This represents the excess of the aggregate purchase price paid for Databeacon and Digital Aspects over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with the Corporation’s accounting policy. The goodwill is not deductible for tax purposes.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

In accordance with SFAS 141, the total consideration paid for these acquisitions was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below: ($000s)

Databeacon Inc. and Digital Aspects Holdings Ltd.
Assets acquired:
Cash	$ 201
Accounts receivable, net	68
Intangibles assets	1,238
Deferred tax assets	422
Other assets	344

2,273

Liabilities assumed:
Accrued charges	1,914
Deferred revenue	229
Deferred tax liabilities	433

2,576

Net assets acquired	(303)
Goodwill	6,069

Purchase price	$5,766

Purchase price consideration
Cash	$4,878
Deferred consideration	888

$5,766

The purchase price allocation for these acquisitions is not yet finalized including the valuation of the tax assets and liabilities and, as a result, there may be unresolved contingencies, purchase price allocation issues, or additional liabilities that could result in a material adjustment to the acquisition cost allocation.

Fiscal 2005 Acquisitions

The Corporation undertook a restructuring plan in conjunction with the acquisition of Frango in September 2004. In accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Business Combination, the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The Corporation recorded restructuring costs of approximately $5,445,000 in relation to this restructuring plan. This restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. The employee separations impacted all functional groups, primarily in Europe. The restructuring accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2006. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exists that would result in a material adjustment to the acquisition cost allocation.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following table sets forth the activity in the Corporation’s restructuring accrual for the nine-month period ended November 30, 2005: ($000s)

	Employee separations	Other restructuring accruals	Total accrual

Balance as at February 28, 2005	$ 2,913	$2,261	$ 5,174
Adjustments to accrual	(88)	(444)	(532)
Cash payments during the first nine
months of fiscal 2006	(1,933)	(712)	(2,645)
Foreign exchange adjustment	(289)	(193)	(482)

Balance as at November 30, 2005	$ 603	$ 912	$ 1,515

12.	Comparative Results

Certain of the prior period’s figures have been reclassified in order to conform to the presentation adopted during the current fiscal year. This change in presentation does not affect previously reported assets, liabilities, or results of operations.

13.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-based Payment (“SFAS 123R”) which is a revision of SFAS 123 and supersedes APB 25 and SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005. Early adoption is permitted. The Corporation is currently examining the changes contemplated by the new rules and has yet to determine which transitional provision it will follow. The impact on the Corporation’s financial statements of applying one of the acceptable fair value based methods of accounting for stock options is disclosed in Note 3 Stock-based Compensation.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Corporation is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

The FASB has recently issued two FASB Staff Positions (“FSP”) to assist in the implementation of SFAS 123R. The first, FSP FAS 123(R)-2, is a practical accommodation to the application of grant date as defined by SFAS 123R. The second, FSP FAS 123(R)-3, is a transition election to accounting for the tax effects of share-based payments. More specifically, it offers a simplified method of determining the opening balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Corporation will evaluate the implications of these two FSPs in its adoption of SFAS 123R.

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

14.	Canadian Generally Accepted Accounting Principles

The Corporation’s consolidated financial statements have been prepared in accordance with U.S. GAAP. As the Corporation is a reporting issuer in each of the provinces of Canada and is incorporated under the Canada Business Corporations Act (“CBCA”), it historically has been required to prepare Canadian GAAP financial statements for its shareholders. Recent amendments to provincial securities laws and the CBCA allow the Corporation to report solely under U.S. GAAP to its shareholders provided that a reconciliation between U.S. GAAP and Canadian GAAP is included in the notes to the consolidated financial statements for two years following the adoption of the amendment. Accordingly, the Corporation will include the reconciliations for fiscal 2005 and fiscal 2006.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following summarizes the more significant differences that would result if Canadian GAAP had been applied in the preparation of these consolidated financial statements:

Condensed Consolidated Balance Sheets

$000s, as at	November 30, 2005			February 28, 2005

	U.S. GAAP	Adjustments	Canadian GAAP	U.S. GAAP	Adjustments	Canadian GAAP

Current assets	$657,822	$ --	$657,822	$ 735,299	$ --	$ 735,299
Fixed assets, net	75,387	--	75,387	73,566	--	73,566
Intangible assets, net	23,619	43	23,662	27,234	626	27,860
Other assets	6,364	--	6,364	6,378	--	6,378
Goodwill	226,903	--	226,903	221,490	--	221,490

Total Assets	$990,095	$ 43	$990,138	$1,063,967	$ 626	$1,064,593

Current liabilities	$279,388	$ (1,135)	$278,253	$ 391,063	$ (348)	$ 390,715
Deferred income taxes	15,968	--	15,968	17,083	232	17,315
Common shares and additional paid-in capital	274,869	170,991	445,860	252,561	153,310	405,871
Treasury shares	(915)	--	(915)	(1,199)	--	(1,199)
Deferred stock-based compensation	(307)	(43,706)	(44,013)	(277)	(37,555)	(37,832)
Retained earnings	414,805	(127,242)	287,563	402,020	(115,361)	286,659
Accumulated other comprehensive income	6,287	1,135	7,422	2,716	348	3,064

Total Liabilities and Stockholders’ Equity	$990,095	$ 43	$990,138	$1,063,967	$ 626	$1,064,593

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Reconciliation of Consolidated Net Income
	Three Months Ended November 30,		Nine months ended November 30,

$000s except per share amounts	2005	2004	2005	2004

Net income under U.S. GAAP	$28,268	$34,545	$ 80,812	$ 82,269
Amortization of acquired in-process technology	(83)	(250)	(583)	(750)
Deferred taxes on acquired in-process technology amortization	32	100	232	300
Stock-based compensation	(4,863)	(4,989)	(13,168)	(12,275)
Tax impact of stock-based compensation	605	580	1,638	1,434

Net income under Canadian GAAP	$23,959	$29,986	$ 68,931	$ 70,978

Net income per share under Canadian GAAP
Basic	$0.27	$0.33	$0.76	$0.79

Diluted	$0.26	$0.32	$0.74	$0.76

Weighted average number of shares (000s)
Basic	90,410	90,621	90,744	90,364

Diluted	92,288	93,235	92,997	92,925

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

A. Acquired in-process technology

Canadian GAAP requires capitalization of the value assigned to acquired in-process technology and amortization of this value over its estimated useful life. Under U.S. GAAP, this value is written off immediately. The impact of this difference was to decrease net income by $83,000 and $250,000 for the three months ended November 30, 2005 and November 30, 2004, respectively, compared to U.S. GAAP. For the nine-month periods ended November 30, 2005 and November 30, 2004, the impact of this difference was to decrease net income by $583,000 and $750,000, respectively, compared to U.S. GAAP.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

B. Stock-based compensation

Under U.S. GAAP, companies may choose between the intrinsic value method and the fair value method of accounting for stock-based compensation. The Corporation has elected to account for stock-based compensation using the intrinsic value method in accordance with APB 25 and to disclose the pro forma effect of recording compensation expense under the fair value method. This disclosure can be found in Note 3 to these unaudited consolidated financial statements. For Canadian GAAP purposes, companies are required to use the fair value method of accounting for stock-based compensation. The impact of this difference for the three months ended November 30, 2005 and November 30, 2004 was to decrease income before taxes by $4,863,000 and $4,989,000, respectively, compared to U.S. GAAP. For the nine months ended November 30, 2005 and November 30, 2004, the impact of this difference was to decrease income before taxes by $13,168,000 and $12,275,000, respectively, compared to U.S. GAAP.

Upon adoption of a fair value method of stock-based compensation for Canadian GAAP purposes, a cumulative adjustment of $132,798,000 was made to additional paid in capital with an offsetting entry of $77,770,000 to retained earnings and $55,028,000 to deferred stock-based compensation.

C. Deferred income taxes related to acquired in-process technology and stock-based compensation

The above noted difference relating to the capitalization of in-process technology created an additional deferred income tax liability for Canadian GAAP purposes as the capitalization of the in-process technology created a temporary difference. The amortization of this balance decreased the income tax provision by $32,000 and $100,000 for the three months ended November 30, 2005 and November 30, 2004, respectively, compared to U.S. GAAP. The amortization of this balance decreased the income tax provision by $232,000 and $300,000 for the nine months ended November 30, 2005 and November 30, 2004, respectively, compared to U.S. GAAP.

The expensing of stock-based compensation creates a deferred tax asset for Canadian GAAP purposes as this expense is deductible in certain jurisdictions when the options are exercised. Under U.S. GAAP, the reduction in the tax liability is treated as part of the purchase price component of the stock options and added to paid-in capital. The expensing of stock-based compensation reduced the Canadian GAAP tax provision by $605,000 and $580,000 for the three months ended November 30, 2005 and November 30, 2004, respectively, as compared to U.S. GAAP. For the nine months ended November 30, 2005 and November 30, 2004, the reduction to the tax provision was $1,638,000 and $1,434,000, respectively.

D. Derivative financial instruments

Under Canadian GAAP, derivative financial instruments that qualify for hedge accounting treatment may be recognized on the balance sheet only to the extent that cash has been paid and or received together with adjustments necessary to offset recognized gains or losses arising on the hedged items. Under U.S. GAAP, such derivative financial instruments are recognized on the balance sheet at fair value with a corresponding charge or credit recorded in OCI for any portion not recognized in income. At November 30, 2005 and February 28, 2005, there was $1,135,000 and $348,000, respectively, included in accumulated other comprehensive income related to the net unrealized loss on the Corporation’s cash flow hedges. For Canadian GAAP, this amount was removed and applied against the accrued liability related to the hedge.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

E. Investment tax credits

In addition to the above differences affecting net income, Canadian GAAP requires that investment tax credits be deducted from operating expense whereas, under U.S. GAAP, these amounts are deducted from the income tax provision. The impact of this difference was to increase net income before taxes and the income tax provision by $4,243,000 and $4,411,000 for the three months ended November 30, 2005 and November 30, 2004, respectively, with no resulting impact on net income, compared to U.S. GAAP. For the nine months ended November 30, 2005 and November 30, 2004, the impact was to increase net income before taxes and the income tax provision by $14,006,000 and $12,005,000, respectively, compared to U.S. GAAP.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005 (“fiscal 2005”). MD&A contains forward-looking statements including statements concerning drivers of revenue growth; our plans to improve performance and execution; the effect of foreign currency fluctuations, changes in accounting principles and changes in actual or assumed tax liabilities; our expectations regarding tax exposure; product demand and growth opportunities; business outlook and business momentum; industry trends, including standardization, greater investment within the Office of Finance, and the emergence of CPM; purchasing environment; larger transactions and changes in buying cycle; new product introductions/development and customer reaction and acceptance of such products, including Cognos 8 Business Intelligence (“Cognos 8”) and the impact of Cognos 8 on our business, financial performance, customers, and industry; revenue contributions of Cognos 8 in the fourth quarter of fiscal 2006; market positioning and conditions, business model and technology strategies and execution; the growth, strategic importance, benefits, and acceptance of corporate performance management, business intelligence and solution standardization; our use of subcontractors and direct and indirect sales channels; increases in enterprise-wide deployments; expense monitoring and management; our anticipated capital requirements and working capital needs; and the timing of certain payments in connection with prior acquisitions. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to transition to Cognos 8 and customer acceptance and implementation of Cognos 8; a continuing increase in the number of larger customer transactions and the related lengthening of sales cycles and challenges in executing on these opportunities; our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, particularly our license revenues as a result of the release of Cognos 8; our ability to compete in an intensely competitive market; our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models, plans and strategies and to execute on them; the incursion of enterprise resource planning and other software companies into the BI and software market; continued BI market consolidation and other competitive changes in the BI market; our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel; the impact of global economic conditions on our business; fluctuations in our quarterly and annual operating results; currency fluctuations; fluctuations in our tax exposure; unauthorized use or misappropriation of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as the impact of the laws of foreign jurisdictions; the impact of natural disasters on overall global economic conditions; and our ability to identify, pursue, and complete acquisitions with desired business results; as well as the risk factors discussed below and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

Our revenue is derived primarily from the licensing of our software and the provision of related services. These related services include product support, education, and consulting. We generally license software and provide services subject to terms and conditions consistent with industry standards. For an annual fee, customers may contract with us for product support, which includes product and documentation enhancements, as well as tele-support and web-support.

OVERVIEW OF THE QUARTER

Our financial results for the quarter were below our expectations. We attribute this shortfall to our execution and forecasting against large sales opportunities and our management of the transition to our new Cognos 8 platform.

Although our financial performance for the quarter was below our expectations, it was a strategically important quarter for us. On September 14, 2005, we launched Cognos 8 and it was made generally available on November 18, 2005, delivering more than $14 million in license revenue for the quarter. This major new product release offers a complete range of BI functionality, including reporting, analysis, dashboarding, scorecarding, and event management, now on a single, proven services-oriented architecture. With Cognos 8, we believe our product portfolio is the most comprehensive and technologically advanced in the BI industry.

Operating Performance

Revenue for the three-month period ended November 30, 2005 was $212.3 million, an increase of 1% from $210.4 million for the corresponding period last year. This increase in revenue for the quarter was attributable to increases in product support and services revenue which increased 17% and 12%, respectively, compared to the same period last fiscal year and was mostly offset by a decrease in license revenue from $91.6 million in the third quarter of fiscal 2005 to $75.5 million, or 18%. The decrease in license revenue for the quarter was primarily attributable to our poor execution against large sales opportunities and confusion in the market regarding the availability of Cognos 8.

Our operating margin for the quarter ended November 30, 2005 was 15.2% compared to 19.9% a year ago. The decrease in operating margin was primarily attributable to revenue only increasing by 1% while cost of revenue and operating expenses increased 7% in total due to increases in staffing costs and costs associated with the Cognos 8 launch activities. In order to take advantage of the Cognos 8 opportunity and our market opportunities surrounding BI standardization and the Office of Finance, we have continued to invest in personnel in customer facing positions and in research and development, as well as investing in our distribution channels. Also contributing to the decrease in operating margin for the quarter were fluctuations in foreign currency, with revenue declining 2.5% and costs decreasing by 0.9% due to the impact of foreign exchange.

Net income for the three-month period ended November 30, 2005 was $28.3 million or $0.31 per share compared to net income of $34.5 million or $0.37 per share for the same period last year. The decline in net income for the quarter is attributed to the factors mentioned above partially offset by an increase in interest income.

Our balance sheet remains strong, as we ended the quarter with $483.3 million in cash, cash equivalents, and short-term investments. This represents a decrease of $18.0 million from August 31, 2005 primarily attributable to cash payments for the repurchase of our shares on the open market partially offset by our cash flow from operations.

We signed 7 contracts in excess of $1 million during the quarter compared with 15 in the same period last fiscal year. The number of contracts greater than $200,000 decreased by 9% while contracts greater than $50,000 increased 4%, compared to the corresponding period last year. As the number of large sales opportunities increases, specifically with regard to our customers’ standardization agenda, our sales cycles have become longer as these larger transactions typically require greater scrutiny, a more extensive proof of concept, and a longer decision cycle by our customers because these transactions are more complex and represent a larger proportion of the customers’ investment budgets. Although we concluded fewer large transactions this quarter, we expect the trend towards larger contracts to continue as a result of the growing demand for standardization and the deepening strategic importance of performance management within our customers’ businesses.

Outlook for the balance of the fiscal year

Our fourth quarter of fiscal 2006 will mark the first full quarter of Cognos 8 availability. We believe that we are well positioned to benefit from licensing revenue from new customers as well as provide existing customers with the opportunity to add to their current reporting and analysis capabilities. Given the positive response we have seen for Cognos 8 from the marketplace and the product’s general availability for a full quarter, we believe that Cognos 8 will make a significant contribution to our fourth quarter revenue.

We continue to see a healthy market for our other products. In particular, our performance management business, led by Cognos Planning, continues to grow. Cognos 8 and Cognos Planning are the foundational drivers of our product strategy and we believe that the strength of these two products gives us reason to be confident in our business and our opportunity going forward.

However, given the results for the quarter, we are taking several actions to address our performance shortfall experienced in the quarter. First, we will take a cautious stance and will not be making any significant sales force hires until we see better conversion of sales opportunities to revenue. Second, starting in the fourth quarter, we will direct our sales representatives, through incentives, to sharpen their focus on medium-size transactions and avoid overdependence on larger contracts. Third, in fiscal 2007, we will be adapting our customer engagement model to more clearly separate sales activities between new and existing sales opportunities. Finally, we will continue to invest in professional services, as we believe the availability and positioning of services is a key determinant in the timing of closure for large transactions.

In the first nine months of fiscal 2006, the Canadian dollar has strengthened compared to the U.S. dollar. If that trend continues, it will continue to put pressure on our business and operating margin percentage as a disproportionate amount of our expenses are incurred in Canadian dollars. Accordingly, we will continue to manage our spending in an effort to mitigate this effect.

In the future, we will continue to focus on bringing innovative new products to market and we continue to develop new releases of our products.

RESULTS OF OPERATIONS

					Percentage Change

($000s, except per share amounts)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Revenue	$212,254	$210,366	$624,371	$569,205	0.9%	9.7%
Cost of revenue	43,665	37,660	128,576	106,008	15.9	21.3

Gross margin	168,589	172,706	495,795	463,197	(2.4)	7.0
Operating expenses	136,240	130,865	406,168	364,052	4.1	11.6

Operating income	$ 32,349	$ 41,841	$ 89,627	$ 99,145	(22.7)	(9.6)

Gross margin percentage	79.4%	82.1%	79.4%	81.4%
Operating margin percentage	15.2%	19.9%	14.4%	17.4%

Net income	$ 28,268	$ 34,545	$ 80,812	$ 82,269	(18.2)%	(1.8)%

Basic net income per share	$0.31	$0.38	$0.89	$0.91

Diluted net income per share	$0.31	$0.37	$0.87	$0.89

Revenue for the quarter ended November 30, 2005 was $212.3 million, a 1% increase from revenue of $210.4 million for the same quarter last year. Net income for the current quarter was $28.3 million, compared to net income of $34.5 million for the same quarter last year. Diluted net income per share was $0.31 for the current quarter, compared to diluted net income per share of $0.37 for the same quarter last year. Basic net income per share was $0.31 and $0.38 for the quarters ended November 30, 2005 and November 30, 2004, respectively.

Revenue for the nine months ended November 30, 2005 was $624.4 million, a 10% increase from revenue of $569.2 million for the same period last year. Net income for the current nine-month period was $80.8 million, compared to net income of $82.3 million for the same period last year. Diluted net income per share was $0.87 for the current nine-month period, compared to diluted net income per share of $0.89 for the same period last year. Basic net income per share was $0.89 and $0.91 for the nine-month periods ended November 30, 2005 and November 30, 2004, respectively.

Gross margin for the three months ended November 30, 2005 was $168.6 million, a decrease of 2% over gross margin of $172.7 million for the same quarter last year. Gross margin percentage was 79% for the quarter ended November 30, 2005, as compared to 82% for the corresponding quarter last fiscal year. Gross margin for the nine months ended November 30, 2005 was $495.8 million, an increase of 7% over gross margin of $463.2 million for the same period last year. Gross margin percentage for the nine months ended November 30, 2005 was 79% as compared to 81% for the corresponding period last year. The decrease in gross margin percentage is primarily attributable to a shift in revenue mix from license revenue to our other lower margin revenue sources. We do not believe this shift in revenue mix is an emerging trend and we expect our gross margin percentage to improve as license revenue increases due to the Cognos 8 product cycle.

Total operating expenses for the quarter ended November 30, 2005 were $136.2 million, a 4% increase from operating expenses of $130.9 million for the same quarter last year. The operating margin for the quarter ended November 30, 2005 was 15.2% as compared to 19.9% for the corresponding quarter of the previous fiscal year. Total operating expenses for the nine months ended November 30, 2005 were $406.2 million, a 12% increase from operating expenses of $364.1 million for the same period last year. The operating margin for the nine months ended November 30, 2005 was 14.4% as compared to 17.4% for the same period last year. The decrease in operating margin for the three and nine-month periods ended November 30, 2005 is primarily attributable to revenue increasing by 1% and 10%, respectively, while cost of revenue and operating expenses in total have grown by 7% and 14%, respectively. Operating expenses have grown primarily due to increases in staff-related costs and costs associated with the launch of Cognos 8. Also contributing to the decrease in operating margin were fluctuations in foreign currency with revenue and costs declining 2.5% and 0.9%, respectively, for the three months ended November 30, 2005 and increasing 0.1% and 2.1%, respectively, for the nine-month period then ended due to the impact of foreign exchange. For the three months ended November 30, 2005, the increase in operating expenses was partially offset by an adjustment to our estimated annual management bonus accrual to reflect our current expectations for revenue and operating margin for the fiscal year.

The decrease in net income for the three and nine months ended November 30, 2005, as compared to the same periods in the prior fiscal year, was the result of the factors discussed above partially offset by an increase in interest income.

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

Year-over-year Percentage Change in Revenue and Expenses

	Three Months Ended November 30, 2005 over 2004				Nine months ended November 30, 2005 over 2004

	Growth Excluding Foreign Exchange	Foreign Exchange		Net Change	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change

Revenue	3.4%	(2	.5)%	0.9%	9.6%	0.1%	9.7%
Cost of Revenue and
Operating Expenses	7.7	(0.9)		6.8	11.7	2.1	13.8
Operating Income	(13.8)	(8.9)		(22.7)	(1.1)	(8.5)	(9.6)

Growth excluding foreign exchange is a non-GAAP measure. We disclose this non-GAAP or pro forma measure of growth to provide greater insight into our ongoing operating performance. Pro forma measures should not be considered an alternative to measurements required by accounting principles generally accepted in the United States. Pro forma measures are unlikely to be comparable to pro forma information provided by other issuers.

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue				Percentage Change

	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%	0.9%	9.7%

Cost of revenue	20.6	17.9	20.6	18.6	15.9	21.3

Gross margin	79.4	82.1	79.4	81.4	(2.4)	7.0

Operating expenses
Selling, general, and administrative	50.6	48.7	50.7	49.8	4.8	11.7
Research and development	12.8	12.8	13.5	13.5	0.9	10.3
Amortization of acquisition-
related intangible assets	0.8	0.7	0.8	0.7	12.2	25.0

Total operating expenses	64.2	62.2	65.0	64.0	4.1	11.6

Operating income	15.2	19.9	14.4	17.4	(22.7)	(9.6)
Interest expense	(0.2)	0.0	(0.2)	0.0	*	*
Interest income	2.0	0.9	1.7	0.9	119.7	113.4

Income before taxes	17.0	20.8	15.9	18.3	(17.4)	(4.7)
Income tax provision	3.7	4.4	3.0	3.8	(14.3)	(15.7)

Net income	13.3%	16.4%	12.9%	14.5%	(18.2)	(1.8)

* not meaningful

REVENUE

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005		Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Product License	$ 75,510	$ 91,580	$225,305	$233,012	(17	.5)%	(3	.3)%
Product Support	94,430	81,031	274,997	231,974	16.5		18.5
Services	42,314	37,755	124,069	104,219	12.1		19.0

Total Revenue	$212,254	$210,366	$624,371	$569,205	0.9		9.7

Our total revenue was $212.3 million for the quarter ended November 30, 2005, an increase of $1.9 million or 1%, compared to the quarter ended November 30, 2004. Our total revenue was $624.4 million for the nine months ended November 30, 2005, an increase of $55.2 million or 10%, compared to the nine months ended November 30, 2004.

Our total revenue was derived primarily from our suite of BI products, principally Cognos ReportNet, the newly released Cognos 8, and Cognos Planning. Contributing to a lesser extent were PowerPlay, Impromptu®, DecisionStream, Cognos Controller, Cognos Metrics Manager, Cognos Analytic Applications, Cognos Visualizer, Cognos Finance, and NoticeCast® .

Industry Trends and Geographic Information

We believe that the growth in the BI market continues to be driven by three main factors: (1) a desire by enterprises to standardize on one BI platform, (2) the increased investment within the Office of Finance driven by the increasing importance of compliance and transparency, and (3) a growing focus on CPM.

First, we believe BI has become a leading priority within IT budgets as businesses try to leverage their investments in enterprise applications to make sense of the enormous amount of data from those applications. In particular, businesses are looking to standardize on one BI platform to reduce the number of platforms and vendors they support and to better align their operations with their strategy. We believe that the breadth and depth of functionality of our BI offering make it the solution of choice.

Second, there is increased investment in systems within the Office of Finance of most enterprises driven by the recent increased attention on compliance and transparency. Organizations are looking to replace spreadsheet-based applications and legacy systems with integrated planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, these organizations are looking to leverage these solutions as an efficient and dependable platform to move beyond compliance to achieve best practices, specifically in the area of rolling plans, planning standardization, and reduced time to close. This focus allows the Office of Finance to extend beyond managing pure financial goals towards overall performance goals, governance, and CPM. We believe that our planning and consolidation products help improve the accuracy, transparency, and timeliness of financial information and, as a result, we are seeing increased demand for these products.

Finally, CPM is a growing segment in the software industry. It blends BI with planning, consolidation, and scorecarding to provide management performance visibility and support for the corporate decision-making process. We believe that our market-leading BI, planning, consolidation, and scorecarding products, deliver a complete CPM solution. They provide multiple entry points into a CPM solution that are appealing to both the finance and operations segments of enterprises. Our single platform for BI, planning, and analytics differentiates us from our competition by enabling enterprises to easily integrate new and existing IT assets into their CPM plan.

We signed 7 contracts greater than $1 million during the quarter, as compared to 15 during the corresponding period last year. The number of contracts greater than $200,000 decreased 9% while the number of contracts greater than $50,000 increased 4% during the quarter. Although our metrics for larger contracts are down this quarter, we expect the trend towards larger contracts to continue as a result of the growing importance of standardization and the deepening strategic importance of performance management within our customers’ businesses. We believe that order size is an indication of enterprise–scale investment in our products by our customers which is creating a foundation for future growth.

Management uses the following summary of key revenue indicators to track order size:

Key Revenue Indicators

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

Orders (License, Support, Services)
Transactions greater than $1 million	7	15	22	30
Transactions greater than $200,000	115	127	343	327
Transactions greater than $50,000	737	709	2,159	1,933
Average selling price (License orders only) ($000s)
Greater than $50,000	$157	$183	$167	$176

As the number of enterprise-wide deployments of BI products increases specifically with regard to our customers’ standardization agenda, we have seen our sales cycles become longer as these larger transactions typically require greater scrutiny, a more extensive proof of concept, and a longer decision cycle by our customers because these transactions are more complex and represent a larger proportion of the customers’ investment budgets.

The overall change in total revenue from our three revenue categories in the quarter ended November 30, 2005 from November 30, 2004 was as follows: an 18% decrease in product license revenue, a 17% increase in product support revenue, and a 12% increase in services revenue. The change for the same categories for the nine months ended November 30, 2005 from November 30, 2004 was as follows: a 3% decrease in license revenue and a 19% increase in both product support revenue and services revenue.

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

Revenue by Geography

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

The Americas	$122,171	$121,503	$360,280	$336,573	0.5%	7.0%
Europe	72,972	69,308	207,029	182,250	5.3	13.6
Asia/Pacific	17,111	19,555	57,062	50,382	(12.5)	13.3

Total	$212,254	$210,366	$624,371	$569,205	0.9	9.7

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Three months ended November 30,		Nine months ended November 30,

	2005	2004	2005	2004

The Americas	57.5%	57.8%	57.7%	59.1%
Europe	34.4	32.9	33.2	32.0
Asia/Pacific	8.1	9.3	9.1	8.9

Total	100.0%	100.0%	100.0%	100.0%

The percentage change of our revenue in Europe, Asia/Pacific and, to a lesser extent, in the Americas can be affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the three and nine months ended November 30, 2005 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	Three Months Ended November 30, 2005 over 2004				Nine months ended November 30, 2005 over 2004

	Growth Excluding Foreign Exchange		Foreign Exchange	Net Change	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change

The Americas	(0	.4)%	0.9%	0.5%	5.8%	1.2%	7.0%
Europe	14.0		(8.7)	5.3	15.9	(2.3)	13.6
Asia/Pacific	(10.2)		(2.3)	(12.5)	11.2	2.1	13.3
Total	3.4		(2.5)	0.9	9.6	0.1	9.7

Growth excluding foreign exchange is a non-GAAP measure. We disclose this non-GAAP or pro forma measure of revenue growth to provide greater insight into our ongoing operating performance. Pro forma measures should not be considered an alternative to measurements required by accounting principles generally accepted in the United States. Pro forma measures are unlikely to be comparable to pro forma information provided by other issuers.

For the three months ended November 30, 2005, our strong performance in Europe was offset by the impact of a stronger U.S. dollar and weaker performance in North America and Asia/Pacific. Our growth rate for the quarter was over 3% with foreign exchange reducing it to approximately 1%. For the nine months ended November 30, 2005, the growth rate of our revenue was mostly attributable to increases in volume of transactions as there was only a slight impact from fluctuations in foreign currencies. For the nine months ended November 30, 2005, we experienced moderate revenue growth in the Americas and stronger revenue growth in Europe and Asia/Pacific as a result of our investment in our sales and distribution channels in all three geographic areas, including the addition of the Frango sales operations in Europe and Asia/Pacific. Any change in the valuation of the U.S. dollar relative to other currencies will impact our revenue in the future.

Product License Revenue

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005		Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Product license revenue	$75,510	$91,580	$225,305	$233,012	(17	.5)%	(3	.3)%
Percentage of total revenue	35.6%	43.5%	36.1%	40.9%

Product license revenue was $75.5 million in the quarter ended November 30, 2005, a decrease of $16.1 million or 18% from the quarter ended November 30, 2004; and was $225.3 million for the nine months ended November 30, 2005, a decrease of $7.7 million or 3% compared to the corresponding period in the prior fiscal year. The decrease in product license revenue during the three and nine months ended November 30, 2005 as compared to the same periods in the prior fiscal year is primarily attributable to our poor execution against large sales opportunities and confusion in the market regarding the availability of Cognos 8. Product license revenue accounted for 36% of total revenue in the three months ended November 30, 2005 compared to 44% for the corresponding quarter in the prior fiscal year, and 36% and 41% for the nine months ended November 30, 2005 and November 30, 2004, respectively.

The breadth of our solution allows us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals as our customers take advantage of more of the benefits our broad solution offers. These relationships are a significant asset as approximately 71% and 69% of our license revenue came from existing customers in the three and nine-month periods ended November 30, 2005, respectively.

We license our software through our direct sales force and value-added resellers, system integrators, and OEMs. Direct sales accounted for approximately 72% and 74% of our license revenue for the third quarter of fiscal 2006 and 2005, respectively. For the nine-month periods ended November 30, 2005 and November 30, 2004, direct sales accounted for 71% and 73% of our license revenue, respectively.

We believe that a direct sales force is an effective way of building long-term relationships with our customers. In addition, as enterprise-wide deployments become larger and more strategic, we believe that our relationships with systems integrators will help us succeed as the role of systems integrators in these large standardization opportunities is increasing. We are also investing resources developing our indirect sales activities in order to have coverage in every desirable market. We will continue to commit management time and financial resources to developing relationships with systems integrators and direct and indirect international sales and support channels.

Product Support Revenue

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Product support revenue	$94,430	$81,031	$274,997	$231,974	16.5%	18.5%
Percentage of total revenue	44.5%	38.5%	44.0%	40.8%

Product support revenue was $94.4 million in the quarter ended November 30, 2005, an increase of $13.4 million or 17% from the quarter ended November 30, 2004; and was $275.0 million in the nine months ended November 30, 2005, an increase of $43.0 million or 19% compared to the corresponding period in the prior fiscal year. The increase in support revenue was the result of our strong renewal rates on our support contracts and the expansion of our customer base. Exchange rate fluctuations decreased product support revenue by approximately 3% for the quarter and increased product support revenue by approximately 1% for the nine-month period ended November 30, 2005.

Product support revenue accounted for 44% and 39% of our total revenue in the quarters ended November 30, 2005 and November 30, 2004, respectively, and was 44% and 41% of total revenue in the nine months ended November 30, 2005 and November 30, 2004, respectively.

Services Revenue

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Services revenue	$42,314	$37,755	$124,069	$104,219	12.1%	19.0%
Percentage of total revenue	19.9%	17.9%	19.9%	18.3%

Services revenue (training, consulting, and other revenue) was $42.3 million in the quarter ended November 30, 2005, an increase of $4.6 million or 12% from the quarter ended November 30, 2004; and was $124.1 million in the nine months ended November 30, 2005, an increase of $19.9 million or 19% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 20% and 18% of our total revenue for the three months ended November 30, 2005 and November 30, 2004, respectively, and accounted for 20% and 18% for the nine months ended November 30, 2005 and November 30, 2004, respectively.

The increase in services revenue for both the three and nine months ended November 30, 2005 was primarily attributable to an increase in consulting revenue as we delivered on our contract commitments. As our business moves more towards larger enterprise-wide deployments and applications-based software, our customers require an increased level of technical expertise and support to meet their specific needs. Exchange rate fluctuations decreased services revenue by approximately 2% for the quarter and increased services revenue by approximately 1% for the nine-month period ended November 30, 2005.

COST OF REVENUE

Cost of Product License

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Cost of product license	$1,732	$578	$4,363	$1,745	199.7%	150.0%
Percentage of license revenue	2.3%	0.6%	1.9%	0.7%

The cost of product license revenue was $1.7 million, an increase of $1.2 million or 200% in the quarter ended November 30, 2005, and was $4.4 million, an increase of $2.6 million or 150% in the nine months ended November 30, 2005 compared to the corresponding periods in the prior fiscal year. These costs represented 2% of product license revenue for the three and nine months ended November 30, 2005, as compared to 1% of product license revenue for both comparative periods in the prior fiscal year.

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from November 30, 2004 to 2005

	Three months	Nine months

Royalty cost	$1,102	$2,621
Other	52	(3)

Total year-over-year change	$1,154	$2,618

The increase in these costs for both the three and nine months ended November 30, 2005 was the result of increases in royalties related to suppliers whose technology is included in our product offerings.

Cost of Product Support

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Cost of product support	$9,062	$8,508	$26,741	$22,757	6.5%	17.5%
Percentage of support revenue	9.6%	10.5%	9.7%	9.8%

The cost of product support revenue was $9.1 million, an increase of $0.6 million or 7% in the quarter ended November 30, 2005, and was $26.7 million, an increase of $4.0 million or 18% in the nine months ended November 30, 2005 compared to the corresponding periods in the prior fiscal year. The cost of product support represented 10% of total product support revenue for all four periods presented.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change from November 30, 2004 to 2005

	Three months	Nine months

Staff-related costs	$538	$3,058
Other	16	926

Total year-over-year change	$554	$3,984

The increase in the cost of product support for the three and nine-month periods ended November 30, 2005 was primarily the result of increases in staff-related costs to service our growing customer base. The average number of employees within the support organization increased 15% and 17% in the three and nine months ended November 30, 2005, respectively, as compared to the same periods last year. The unfavorable effect of fluctuations of foreign currencies, especially the Canadian dollar, relative to the U.S. dollar increased cost of product support by approximately 4% for the nine months ended November 30, 2005 as compared to the same period last year. Currency fluctuations did not have an impact for the quarter ending November 30, 2005.

Cost of Services

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Cost of services	$32,871	$28,574	$97,472	$81,506	15.0%	19.6%
Percentage of services revenue	77.7%	75.7%	78.6%	78.2%

The cost of services revenue was $32.9 million, an increase of $4.3 million or 15% in the quarter ended November 30, 2005 and was $97.5 million, an increase of $16.0 million or 20% in the nine months ended November 30, 2005 compared to the corresponding periods in the prior fiscal year. The cost of services represented 78% and 79% of services revenue for the three and nine months ended November 30, 2005, respectively, as compared to 76% and 78% for the corresponding periods in the prior fiscal year.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from November 30, 2004 to 2005

	Three months	Nine months

Staff-related costs	$1,814	$ 7,079
Services purchased externally	1,746	7,937
Other	737	950

Total year-over-year change	$4,297	$15,966

The increase in cost of services for the three and nine month periods ended November 30, 2005 was primarily attributable to increases in staff-related costs and services purchased externally to meet our services commitments. Subcontractors are currently an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we have recently hired new employees in this area, we will continue to engage subcontractors as required. The average number of employees within the services organization increased 17% and 21% in the three and nine months ended November 30, 2005, respectively, as compared to the same periods last year. The effect of fluctuations of foreign currencies had a slight impact on cost of services, decreasing these costs by approximately 2% for the three months ended November 30, 2005, and increasing them by approximately 1% for the nine-month period then ended, as compared to the same periods last year, as a portion of these services are provided in currencies other than the U.S. dollar.

OPERATING EXPENSES

Selling, General, and Administrative

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Selling, general, and
administrative	$107,330	$102,377	$316,584	$283,393	4.8%	11.7%
Percentage of total revenue	50.6%	48.7%	50.7%	49.8%

Selling, general, and administrative (“SG&A”) expenses were $107.3 million, an increase of $5.0 million or 5% in the quarter ended November 30, 2005, and were $316.6 million, an increase of $33.2 million or 12% in the nine months ended November 30, 2005 compared to the corresponding periods in the prior fiscal year. These costs represented 51% of total revenue for both the three and nine months ended November 30, 2005, respectively, as compared to 49% and 50% for the corresponding periods in the prior fiscal year.

SG&A expenses include staff-related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change from November 30, 2004 to 2005

	Three months	Nine months

Staff-related costs	$(1,265)	$13,427
Professional services	1,657	4,143
Travel & living	2,107	4,272
Staff development	847	3,190
Facilities	(1,452)	1,618
Services purchased externally	1,063	1,207
Other	1,996	5,334

Total year-over-year change	$ 4,953	$33,191

The increase in SG&A expenses for the three months ended November 30, 2005 is attributable to increased professional services and travel and living expenses offset by a decrease in facilities and staff-related costs. The decrease in staff-related costs was a result of lower commissions and a year-to-date adjustment of $2.4 million to our estimated annual bonus accrual to reflect the current expectation for revenue and operating margin for the fiscal year. The increase in SG&A expenses for the nine months ended November 30, 2005 was the result of increases in staff-related costs resulting from higher headcount compared to the same period last year. The average number of employees within SG&A increased by 6% and 10% in the three and nine months ended November 30, 2005, respectively, when compared to the corresponding periods in the prior fiscal year. Contributing to the increase for the nine months ended November 30, 2005 was spending in targeted areas such as professional services and staff development for the launch of Cognos 8 and to take advantage of market opportunities in BI standardization and in the Office of Finance. Also contributing were planned increases in travel and living, and facilities costs. The effect of fluctuations of foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately 2% for the three months ended November 30, 2005 and increased these expenses by approximately 1% for the nine months then ended, when compared to the corresponding periods in the prior fiscal year.

Research and Development

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Research and development	$27,226	$26,987	$84,626	$76,694	0.9%	10.3%
Percentage of total revenue	12.8%	12.8%	13.6%	13.5%

Research and development (“R&D”) expenses were $27.2 million, an increase of $0.2 million or 1% in the quarter ended November 30, 2005, and were $84.6 million, an increase of $7.9 million or 10% for the nine months ended November 30, 2005 compared to the corresponding periods in the prior fiscal year. R&D costs were 13% and 14% of revenue for the three and nine months ended November 30, 2005, respectively, as compared to 13% of revenue for both of the corresponding periods in the prior fiscal year.

R&D expenses are primarily staff-related costs attributable to the design and enhancement of existing products along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change from November 30, 2004 to 2005

	Three months	Nine months

Staff-related costs	$(160)	$4,211
Computers	243	678
Other	156	3,043

Total year-over-year change	$ 239	$7,932

The increase in R&D expenses for the three months ended November 30, 2005 is mainly attributable to increased computer costs offset by a decrease in staff-related costs. The decrease in staff-related costs was a result of a year-to-date adjustment of $2.3 million to our estimated annual bonus accrual to reflect current expectation for revenue and operating margin for the fiscal year. The increase in R&D expenses for the nine months ended November 30, 2005 was the result of increases in staff-related costs resulting from higher compensation, as well as associated benefits, as compared to the previous fiscal year, driven by the increase in personnel. Also contributing to the increase in R&D costs for the nine months ended November 30, 2005 was the integration of Frango’s R&D operations. The average number of employees within R&D increased by 10% and 9% for the three and nine months ended November 30, 2005, respectively, when compared to the corresponding periods of the prior fiscal year. The unfavorable effect of fluctuations of foreign currencies, especially the Canadian dollar, relative to the U.S. dollar increased R&D expenses by approximately 2% and 5% for the three and nine months ended November 30, 2005, respectively, when compared to the corresponding periods of the prior fiscal year.

We continue to invest significantly in R&D activities for our next generation of BI solutions which are the foundation of our CPM vision. In September 2005, we launched Cognos 8. Cognos 8 offers a complete range of BI functionality, including reporting, analysis, dashboarding, scorecarding, and event management, on a single, services-oriented architecture.

In the future, we will continue to focus on bringing innovative new products to market and we continue to develop new releases of our products.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs would be amortized over a period not exceeding 36 months. No costs were deferred in the three and nine months ended November 30, 2005 and November 30, 2004. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Acquisition-related Intangible Assets

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Amortization of
acquisition-related
intangible assets	$1,684	$1,501	$4,958	$3,965	12.2%	25.0%

Amortization of acquisition-related intangible assets was $1.7 million, an increase of $0.2 million or 12% for the quarter ended November 30, 2005 and was $5.0 million, an increase of $1.0 million or 25% for the nine months ended November 30, 2005 compared to the corresponding periods in the prior year. The increase in this expense in the three and nine months ended November 30, 2005 was due to the amortization of acquired technology and contractual relationships as a result of the acquisition of Frango in September 2004 and Databeacon Inc. (“Databeacon”) and Digital Aspects Holdings Ltd. (“Digital Aspects”) in September 2005.

Net Interest and Other Income

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Net interest and other income	$3,788	$1,887	$9,619	$4,993	100.7%	92.6%

Net interest income was $3.8 million, an increase of $1.9 million or 101% in the quarter ended November 30, 2005 and was $9.6 million, an increase of $4.6 million or 93% in the nine months ended November 30, 2005 compared to the corresponding periods in the prior fiscal year. The change in net interest and other income is as follows:

($000s)	Year-over-year Change from November 30, 2004 to 2005

	Three months	Nine months

Increase in interest revenue	$2,285	$5,776
Increase in interest and other expenses	(384)	(1,150)

Total year-over-year change	$ 1,901	$ 4,626

The increase in interest revenue during the three and nine months ended November 30, 2005 was attributable to an increase in the average portfolio size accompanied by an increase in the average yield on investments as compared to the corresponding periods in the prior fiscal year. The increase in interest and other expenses is mainly attributable to the amortization of the premium on our cash flow hedges as compared to the same period in the prior fiscal year.

Income Tax Provision

					Percentage Change

($000s)	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2004 to 2005	Nine months ended November 30, 2004 to 2005

	2005	2004	2005	2004

Tax expense	$7,869	$9,183	$18,434	$21,869	(14.3)%	(15.7)%
Effective tax rate	21.8%	21.0%	18.6%	21.0%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three and nine months ended November 30, 2005, we recorded an income tax provision of $7.9 million and $18.4 million, respectively, representing an effective income tax rate of 22% and 19%, respectively. Comparatively, in the three and nine months ended November 30, 2004, we recorded an income tax provision of $9.2 million and $21.9 million, respectively, representing an effective income tax rate of 21% for both periods. We estimate our effective tax rate for the current fiscal year will be 22%, exclusive of any in period adjustments. For the three-month period ended November 30, 2005, this estimated effective tax rate was reduced by 0.2% due to adjustments relating to various tax audits and prior year tax provisions. For the nine-month period ended November 30, 2005, the estimated effective tax rate was reduced to approximately 19% by, in addition to adjustments relating to various tax audits and prior year tax provisions, adjustments related to the recognition of benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at November 30, 2005	As at February 28, 2005	Percentage Change

Cash and cash equivalents	$257,130	$378,348	(32	.0)%
Short-term investments	226,129	144,552	56.4

Cash, cash equivalents, and short-term investments	$483,259	$522,900	(7.6)
Working capital	378,434	344,236	9.9

($000s)	Nine months ended November 30,		Percentage Change Nine months ended November 30,

	2005	2004	2004 to 2005

Net cash provided by (used in):
Operating activities	$ 32,243	$ 100,827	(68.0)%
Investing activities	(103,739)	(24,298)	326.9
Financing activities	(45,992)	4,665	*

	As at November 30, 2005	As at November 30, 2004

Days sales outstanding (DSO)	66	61

* not meaningful

Cash, Cash Equivalents, and Short-term Investments

As of November 30, 2005, we held $483.3 million in cash, cash equivalents, and short-term investments, a decrease of $39.6 million from February 28, 2005. This decrease is primarily attributable to share repurchases of $73.4 million partially offset by cash flow from operations of $32.2 million. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper and term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper and corporate bonds.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Working Capital

Working capital represents our current assets less our current liabilities. As of November 30, 2005, working capital was $378.4 million, an increase of $34.2 million from February 28, 2005. The increase in working capital can be attributed to a net decrease in current liabilities, especially salaries, commissions and related items and deferred revenue. Offsetting this increase were decreases in accounts receivable.

Days sales outstanding (DSO) was 66 days at November 30, 2005 as compared to 61 days as at November 30, 2004. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at November 30, 2005 and February 28, 2005, we had no long-term liabilities.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the nine months ended November 30, 2005 was $32.2 million, a decrease of $68.6 million compared to the comparative period last year. The decrease is primarily attributable to changes in working capital, most notably the decrease of salaries, commissions, and related items and income taxes, compared to the same period last year.

Cash Used in Investing Activities

Cash used in investing activities was $103.7 million for the nine months ended November 30, 2005, an increase of $79.4 million compared to the prior fiscal year. During the nine months ended November 30, 2005, we had a net increase in short-term investments. In the nine months ended November 30, 2005, our purchase of short-term investments, net of maturities, were $81.6 million. In comparison, during the nine months ended November 30, 2004, our proceeds on maturity of short-term investments, net of purchases, were $38.2 million in order to finance the Frango acquisition. In addition, during the nine months ended November 30, 2005, we spent $17.1 million on fixed asset additions as compared to $12.0 million in the corresponding period last year. The additions for both periods related primarily to computer equipment and software, office furniture and leasehold improvements.

Fiscal 2006 Acquisitions

In September 2005, we acquired Databeacon and Digital Aspects. Databeacon was a mid-market business analytics and reporting company, based in Ottawa, Canada. We purchased Databeacon primarily to expand our research and development workforce in the Ottawa area. Digital Aspects was an early stage business intelligence company based in the United Kingdom. We purchased Digital Aspects primarily to incorporate its software, which assists in real time access to corporate data, into our product suite.

The aggregate purchase consideration for Databeacon and Digital Aspects was approximately $4,878,000 paid in cash and deferred consideration of $888,000, which was included in accrued charges on the balance sheet at the date of acquisition. Included in the Databeacon share purchase agreement was $436,000 of restricted share units to employees of Databeacon. The Digital Aspects agreement stipulates that the shareholders of Digital Aspects will receive a maximum of $750,000 in contingent consideration over a two-year period ending September 30, 2007 if certain performance thresholds are met. Both the restricted share units and the contingent consideration are conditioned on the continued tenure of these employees and therefore will be accounted for as compensation expense as earned. Direct costs associated with these acquisitions were approximately $537,000.

Neither the purchase of Databeacon nor Digital Aspects involved the write-off of any in-process research and development.

Of the aggregate purchase price for the Databeacon and Digital Aspects acquisition, $1,238,000 was allocated to intangible assets, subject to amortization. Of this amount, $1,192,000 was allocated to acquired technology and $46,000 was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for both the acquired technology and the contractual relationships is five years. The fair values of the Databeacon intangible assets were assigned using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The acquired technology associated with the Digital Aspects acquisition was valued based on the estimated cost to develop the technology internally. The amortization periods were determined using the estimated economic useful life of the asset. In the allocation of the purchase price, $6,069,000 was assigned to goodwill.

The purchase price allocation for these acquisitions is not yet finalized including the valuation of the tax assets and liabilities and, as a result, there may be unresolved contingencies, purchase price allocation issues, or additional liabilities that could result in a material adjustment to the acquisition cost allocation.

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

Of the total purchase price, $8.8 million was allocated to intangible assets, subject to amortization. Of this amount, $7.0 million was allocated to acquired technology and $1.8 million was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for the acquired technology is five years whereas the amortization period for the contractual relationships is approximately eight years. The weighted average amortization for these intangible assets acquired is approximately six years. In the allocation of the purchase price, $51.8 million was assigned to goodwill.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $46.0 million for the nine months ended November 30, 2005, an increase in financing activities of $50.7 million compared to the same period of the prior fiscal year. We issued 1,067,000 common shares for proceeds of $27.6 million, during the nine months ended November 30, 2005, compared to the issue of 1,727,000 shares for proceeds of $32.8 million during the corresponding period in the prior fiscal year. The issuance of shares in the nine months ended November 30, 2005 was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors.

We repurchase shares on the open market under a share repurchase program and under a restricted share unit plan. During the nine months ended November 30, 2005, we repurchased 1,917,000 shares for a total consideration of $73.4 million under the share repurchase program and 5,000 shares for $0.2 million under the restricted share unit plan. Comparatively, for the nine months ended November 30, 2004 we repurchased 804,000 shares at a value of $27.8 million under the share repurchase program and 10,000 shares for $0.3 million under the restricted share unit plan. Purchases made under the share repurchase program were part of distinct open market share repurchase programs under the rules of, and approved by, The Toronto Stock Exchange. The share repurchase programs have historically been adopted in October of each year and run for one year. They allow the Corporation to purchase in the twelve month period no more than 5% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq National Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. We cancel all shares repurchased under the share repurchase programs.

Contracts and Commitments

We have an unsecured credit facility subject to annual renewal. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $12.5 million (U.S. $10.7 million), subject to certain covenants. As of November 30, 2005 and 2004, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

During fiscal 2005, the Corporation entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As of November 30, 2005, the Corporation had cash flow hedges, with maturity dates between February 28, 2006 and January 14, 2008, to exchange the U.S. dollar equivalent of $70.9 million in foreign currency. The estimated fair value of these contracts at November 30, 2005 was not material. We entered into these foreign currency exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

In connection with the acquisition of Frango, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily relates to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. During the nine-month period ended November 30, 2005, the total cash payments made in relation to the accrual were $2.6 million, and cash payments remaining at November 30, 2005 were $1.5 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments are expected to be paid during fiscal 2006. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

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

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use our judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts over 360 days and specific accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for 2% of those receivables at November 30, 2005. In order to determine the percentage used, we analyze, on an annual basis, the geographical aging of the accounts, the nature of the receivables (i.e. license, maintenance, consulting), our historical collection experience, and current economic conditions.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-based Payment (“SFAS 123R”) which is a revision of SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005. Early adoption is permitted. We are currently examining the changes contemplated by the new rules and we have yet to determine which transitional provision we will follow. The impact on our financial statements of applying one of the acceptable fair value based methods of accounting for stock options is disclosed in Note 3 of the Condensed Notes to the Consolidated Financial Statements.

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

The FASB has recently issued two FASB Staff Positions (“FSP”) to assist in the implementation of SFAS 123R. The first, FSP FAS 123(R)-2, is a practical accommodation to the application of grant date as defined by SFAS 123R. The second, FSP FAS 123(R)-3, is a transition election to accounting for the tax effects of share-based payments. More specifically, it offers a simplified method of determining the opening balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Corporation will evaluate the implications of these two FSPs in its adoption of SFAS 123R.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements, including statements regarding the future success of our business and technology strategies, and future market opportunities. These statements are neither promises nor guarantees, but involve known and unknown risks and uncertainties that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed in or implied by these forward-looking statements. These risks include risks related to our revenue growth, operating results, industry, products including the introduction of Cognos 8, and litigation, as well as the other factors discussed below and elsewhere in this report. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Except to the extent required by applicable law, we disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Our dependence on larger transactions is increasing and the length of time required to complete a sales cycle has become more lengthy, complex, and unpredictable.

As our business continues to evolve toward larger transactions at the enterprise level and larger transactions account for a greater proportion of our business, the presence or absence of one or more of these large transactions in a particular period may have a material positive or negative effect on our revenue in that period. These significant transactions represent significant business and financial decisions for our customers and require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter its purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods. For example, in the third quarter of fiscal year 2006, we closed seven contracts greater than $1 million, compared to 15 in the third quarter of fiscal year 2005, resulting in lower than expected license revenue.

We face intense and increasing competition and we may not compete successfully.

We face substantial and increased competition throughout the world. We expect our competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies. The software market may continue to consolidate by merger or acquisition and larger software vendors, including enterprise resource planning (“ERP”) software vendors, may continue to expand their product offering into our markets. For example, ERP vendor, Oracle Corporation, has recently announced that it will acquire Siebel Systems, Inc. and has also recently acquired one of its major ERP competitors, PeopleSoft, Inc. If one or more of our competitors merges or partners with another of our competitors or ERP vendors or if we were to become the subject of an unsolicited acquisition initiative by another enterprise, any such change in the competitive landscape could adversely affect our ability to compete either because of an improvement in one of our competitor’s competitive position or due to distraction caused by an unsolicited acquisition. Entry or expansion of other large software vendors, including ERP vendors, into this market may establish competitors which have larger existing customer bases and substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. Their current customer base and relationships may also provide them with a competitive advantage. New product announcements or introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

The introduction of Cognos 8 and other new products could erode revenue from existing products and a delay in the release schedule for a product may have a material adverse impact on our financial results.

We may develop technology or a product that constitutes a marked advance over both our own products and those of our competitors. We believe Cognos 8 is an example of such a product. With the introduction of such a product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to permit them to make a more thorough evaluation of the product, or until the views of the industry analysts and the marketplace become widely available. In addition, some customers may hesitate migrating to a new product out of concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s product rather than upgrade or migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business. A delay in our release schedule for a new product or a major release may also result in us not being able to recognize revenue as previously anticipated during a particular period and it may delay the purchase of the product by customers. Despite our efforts to minimize the impact of these events, these events could result in a temporary or permanent revenue shortfall and materially affect our business and financial results. For example, in the third quarter of the current fiscal year, confusion in the market regarding the availability of Cognos 8 had a negative impact on our overall performance for the quarter

Currency fluctuations may adversely affect us.

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results as we report in U.S. dollars. For example, the Canadian dollar has continued to strengthen during fiscal 2006, leading to higher than anticipated expenses when reported in U.S. dollars. Please see further discussion on foreign currency risk included in the Quantitative and Qualitative Disclosure on Market Risk in Item 3 of this Form 10-Q.

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

We may not be able to hire, integrate, or retain key personnel essential to our business or we may not be able to manage changes and transitions in our key personnel.

We believe that our success depends on senior management and other key employees to develop, market, and support our products and manage our business. The loss of their services could have a material adverse effect on our business. Our success is also highly dependent on our continuing ability to hire, integrate, and retain highly qualified personnel as well as our ability to train and develop personnel. The failure to attract and retain or to train and develop key personnel could adversely affect our future growth and profitability. Changes in senior management or other key personnel can also cause temporary disruption in our operations during transition periods.

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

The basis of our business budgeting and planning process is the estimation of revenues that we expect to achieve in a particular quarter and is based on a common industry practice known as the “pipeline” system. Under this system, information relating to sales prospects, the anticipated date when a sale will be completed and the potential dollar amount of the sale are tracked and analyzed to provide a “pipeline” of future business. These pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter because of, among other things, the events identified in these risk factors, as well as the subjective nature of the estimates themselves. In particular, a slowdown in technology spending or a deterioration in economic conditions is likely to result in the delay or cancellation of prospective orders in our pipeline. Also, an increase in the complexity and importance of large transactions makes forecasting more difficult. A variation from our historical or expected conversion rate of the pipeline could adversely affect our budget or planning and could consequently materially affect our operating results and our stock price could suffer.

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

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern will continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the following fiscal year. As well, in each quarter we typically close a larger percentage of sales transactions near the end of that quarter. As a result, it is difficult to anticipate the revenue and earnings that we will realize in any particular quarter until near the end of the quarter. Some of the causes of this difficulty are explained in other risk factors – in particular those entitled ‘Our sales forecasts may not match actual revenues in a particular period’, ‘Our dependence on larger transactions is increasing and the length of time required to complete a sales cycle has become lengthy, complex and unpredictable’ and ‘Our expenses may not match anticipated revenues’.

Our expenses may not match anticipated revenues.

We base our operating expenses on anticipated revenue trends. Since a high percentage of these expenses are relatively fixed in the short term, a delay in completing license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition, or results of operations could be materially and adversely affected. For example, in the third quarter of the current fiscal year, our revenues were lower than expected while our expenses were in line with our projections. This resulted in a lower operating margin for the quarter.

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

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results, positively or negatively, in the quarter or quarters for which such determination is made. For example, in the second and third quarter of fiscal 2006, the estimated effective tax rate for the year was reduced due to adjustments relating to various tax audits and prior year tax provisions and, in the first quarter of fiscal 2006, the estimated effective tax rate for the fiscal year was adjusted downward for the recognition of one-time benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of our subsidiaries.

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

The sale, servicing, and support of our products entails the risk of product liability, performance or warranty claims, which may be substantial in light of the use of our products in business-critical applications. A successful product liability claim could seriously disrupt our business and adversely affect our financial results. Software products are complex and may contain errors or defects, particularly when first introduced, or when new versions or enhancements are released, or when configured to individual customer requirements. Although we currently have in place procedures and staff to exercise quality control over our products and respond to defects and errors found in current versions, new versions, or enhancements of our products, defects and errors may still occur. If there are defects and errors found in Cognos 8, it could disrupt our business, impact our sales and adversely affect our financial results. We also attempt to contractually limit our liability in accordance with industry practices. However, defects and errors in our products, including Cognos 8, could inhibit or prevent customer deployment and cause us to lose customers or require us to pay penalties or damages.

Our share price may fluctuate.

The market price of our common shares may be volatile and could be subject to wide fluctuations due to a number of events or factors, including: actual or anticipated fluctuations in our results of operations; changes in estimates of our future results of operations by us or securities analysts; announcements of technological innovations or new products by us or our competitors; or general industry changes in the BI and CPM tools or related markets.

New accounting pronouncements may require us to change the way in which we account for our operational or business activities.

The FASB and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner. For example, beginning with fiscal years starting after June 15, 2005, a new FASB pronouncement will require us to expense the fair value of stock options. As a result, we will likely report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact on Cognos’ current financial statements of applying a fair value method of accounting for stock options is disclosed in Note 3 of the Condensed Notes to the Consolidated Financial Statements.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and nine months ending November 30, 2005, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of November 30, 2005, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately one percent.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of November 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)	Changes in internal control over financial reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Please see the disclosure set forth herein under the heading “Certain Factors that May Affect Future Results”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares or Dollar Value of Shares that May Yet Be Purchased Under the Plans

				Restricted Share Unit Plan (# of shares)	Share Repurchase Program

September 1 to September 30, 2005	59,600	$37.40	59,600	2,941,500	$29,561,492
October 1 to October 31, 2005	486,272	$37.91	486,272	2,941,500	$91,325,885
November 1 to November 30, 2005	105,000	$35.95	105,000	2,941,500	$87,551,608

Total	650,872	$37.54	650,872

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos up to an aggregate of 2,000,000 restricted share units. On June 23, 2005, the Shareholders of the Corporation approved the extension of the term of the plan to September 30, 2015 and increased the number of authorized shares to 3,000,000. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit may be exchanged for one common share of Cognos. The common shares for which the restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by Cognos. During the quarter ended November 30, 2005, Cognos did not repurchase any shares under the restricted share unit plan.

On October 6, 2004, Cognos announced that it had adopted a stock repurchase program authorizing the repurchase of up to 4,530,256 common shares (not more than 5% of the common shares outstanding on that date) up to a maximum of $50,000,000 between October 9, 2004 and October 8, 2005 (the “2004 Stock Repurchase Program”). On June 22, 2005, the Board of Directors of Cognos approved additional purchases up to a total of $100,000,000 with no increase in the number of shares. During the quarter ended November 30, 2005, Cognos repurchased 314,600 shares at an average price of $38.10 under the 2004 Stock Repurchase Program.

On October 6, 2005, Cognos announced that it had adopted a stock repurchase program which commenced on October 10, 2005 and ends on October 9, 2006 (the “2005 Stock Repurchase Program”). The program allows Cognos to repurchase up to 4,000,000 common shares (which is less than 5% of the common shares outstanding on that date) provided that no more than $100,000,000 is expended in total under the program. During the quarter ended November 30, 2005, Cognos repurchased 336,272 shares at an average price of $37.02 under the 2005 Stock Repurchase Program.

Item 6.	Exhibits

a)	Exhibits
	3.1	Articles of Incorporation and Amendments thereto (incorporated by reference to Exhibit 3.1 of Cognos’ Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1(i) of Cognos’ Form 10-Q filed for the quarter ended May 31, 2004)
	3.2	By-Laws of Cognos (incorporated by reference to Exhibit 3.2 of Cognos’ Form 10-K filed for the year ended February 28, 1997)
	10.32	Amended and Restated Cognos Employee Stock Purchase Plan, amended as of November 21, 2005
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
	99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

January 5, 2006	/s/ Tom Manley

Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

10.32	Amended and Restated Cognos Employee Stock Purchase Plan, amended as of November 21, 2005	65

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	69

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	70

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	71

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Canadian Supplement	72