Form 10-K
period 2006-02-28
COGNOS INC
filed 2006-08-01
CIK 746782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended FEBRUARY 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   X       NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(6) of the Act. YES             NO   X

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES              NO   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     X                Accelerated filer                       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES              NO   X

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares on the Nasdaq Global Market on August 31, 2005, the last business day before the end of our second quarter of fiscal 2006, was approximately U.S. $3,271,000,000.

As of July 14, 2006, 89,722,222 Common Shares, without nominal or par value, were outstanding.

REPORTING CURRENCY

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

TRADEMARKS

Cognos, the Cognos logo, Axiant, Cognos DecisionStream, Impromptu, NoticeCast, PowerHouse, PowerPlay, and Cognos ReportNet are trademarks or registered trademarks of Cognos Incorporated in the United States and/or elsewhere. All other trademarks or trade names referenced in this annual report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.     BUSINESS

OVERVIEW

Cognos Incorporated (“Cognos” or the “Corporation”), a Canadian corporation founded in 1969, is a global leader in business intelligence (“BI”) and corporate performance management (“CPM”) software solutions. Our solutions help improve business performance by enabling planned performance management, supported by effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources. Management believes that, using our software, customers can plan and manage the performance of all aspects of their business and gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, and accelerate corporate response times, all with a view to increasing revenues and profits. Our integrated solutions consist of our BI components, performance management solutions, and analytical applications.

In fiscal 2006, we continued to invest in our BI solutions which are the foundation of our CPM vision. In September 2005, we launched Cognos 8 Business Intelligence (“Cognos 8”), our enterprise BI software that provides coverage for production and business reporting, dashboarding, query, analysis, metrics management and interactive scorecarding, event management and data management on the same services-oriented architecture (“SOA”) used in Cognos ReportNet®. With Cognos 8, we believe our product portfolio is now the most comprehensive and technologically advanced in the BI industry.

We also continued to invest in our performance management applications. In September 2005, we acquired Databeacon Inc. to obtain resources and expertise to complement the Cognos research and development team in order to execute our corporate performance management strategy. Also, in December 2005, we released Cognos Controller Version 8.1.

In March 2005, we shipped Version 2.0 Maintenance Release 1 of our analytic applications, which included a new project accounting module for Oracle Enterprise Resource Planning. In addition, in September 2005, we acquired Digital Aspects Holdings Limited to obtain caching technology and expert resources to help us move forward with our dimensionally modeled relational capability.

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

We focus on developing direct relationships with Global 3500 companies and large public sector organizations. Our direct sales force generated approximately 73% of our software license revenue for our fiscal year ended February 28, 2006. At year end, we had 58 sales offices in 24 countries. In addition, we offer our customers a broad range of support and consulting services aimed at providing the highest level of customer satisfaction. We also have an extensive partner network to complement this activity.

We have an extensive and expanding global customer base with over 23,000 customers located in more than 135 countries. In fiscal 2006, we had total revenue of $877.5 million, of which approximately 58% was derived in the Americas, 34% in our Europe Region, and 8% in our Asia/Pacific Region. For financial information about geographic areas, see Note 13 Segmented Information in the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

PRODUCTS

Our integrated solutions consist of our BI components, performance management solutions, and analytical applications. These components are supported by software services for administration, deployment, integration, and extraction, transformation, and loading (“ETL”).

BI Components

Our new BI solution, Cognos 8, was launched in September 2005, and became generally available in November 2005. Cognos 8 is built on the SOA first released with Cognos ReportNet and facilitates all BI activities, including reporting, query, analysis, dashboarding, event management, and scorecarding across the extended enterprise.

The Cognos 8 architecture is designed to provide high scalability and openness, integrating with and leveraging customers’ existing infrastructure. It is based on industry standards, such as extensible markup language (“XML”), simple object access protocol (“SOAP”), and web services description language (“WSDL”) and is the foundation for future solution capability releases.

Our BI capabilities are based on proprietary applications which offer the following functions:

Query, Reporting and Dashboarding.     As part of the full range of BI capabilities available in Cognos 8, Cognos 8 reporting, formally named Cognos ReportNet, is our next-generation web-based query and reporting solution that has been developed to specifically satisfy all enterprise reporting requirements. It delivers production reports such as invoices and statements as well as ad hoc query, managed reports, a broad range of business reports and dashboards from relational and on-line analytical process (“OLAP”) data sources. In August 2005, we released Cognos Office Connection to enable the use of Microsoft Excel as an optional report viewing interface for Cognos report and analysis content.

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

Analysis.     Our analysis capability, Cognos 8 analysis, formally named Cognos PowerPlay®, delivers OLAP and dimensionally modeled relational analysis. Users can perform their own ad hoc analysis by investigating, in any combination and at any level, the critical success factors that drive their business. In a single view, users can perform side-by-side comparisons at different levels of detail. Since analysis is part of the Cognos 8 architecture, organizations can deploy and manage OLAP from a central point of control. Users can manipulate information by “drilling down” through layers of summary information in successively greater levels of detail and can present the information in multiple graphical displays.

While Cognos 8 analysis is the next version of Cognos PowerPlay, we continue to update the pre-existing Series 7 version of Cognos PowerPlay to reflect the changing requirements of our large customer base, and customers can continue to purchase it. The continued support of this product allows us to provide a common architecture for our customers using Cognos PowerPlay 7.3 along with Impromptu Web Reports 7.3.

Visualization.     With our pre-existing visualization component, Cognos Visualizer, users can see complex business relationships and the interplay between factors that drive a company’s business. This web-based component delivers advanced visualization graphics, Six Sigma charts, animation, and mapping for stand-alone use and for embedding in Cognos BI applications. Customers can continue to purchase Cognos Visualizer. We continue to update Cognos Visualizer to reflect the changing requirements of our large customer base.

Event Management.    As part of the full range of BI capabilities available in Cognos 8, Cognos 8 event management helps to bring focus to critical and timely BI content. By monitoring changes in compound data conditions, event management can alert and notify users, via email or the web, of changes in performance. Along with the notification based on the state of the event, users receive BI content that gives context to decision-making.

Our pre-existing event management component is Cognos NoticeCast®. Cognos NoticeCast, can monitor changes to time critical content and then send an email notification to users. Users can define alert criteria themselves to monitor events such as changes in key performance indicators and operational data, and updates to reports. Along with the notification, users receive BI content that gives context to decision-making.

Customers can continue to purchase Cognos NoticeCast. We continue to update Cognos NoticeCast to reflect the changing requirements of our large customer base.

Performance Management Solutions

In our solution for CPM, we offer products that address the need for organizations to link reporting and analysis to organizational goals and strategies. These solutions span company functions and processes and define the parameters for performance in scorecards, plans, and budgets. They also help structure, automate, and control processes that relate to governance and compliance such as consolidation and financial reporting.

Scorecarding.     In September 2005, we launched Cognos 8 which included scorecarding. Cognos 8 scorecarding, formally named Cognos Metrics Manager, brought new functionality to our next generation scorecarding and metrics management software. With Cognos scorecarding, users can view and interact with scorecards that contain key performance metrics and can analyze each metric individually in order to understand the drivers of performance. By linking the company’s strategy and goals to execution through metrics, users get a clear picture of the performance of the whole business. In addition, metrics are linked to the BI layer for further reporting and analysis.

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

In fiscal 2006, we launched the Cognos Innovation Center for Performance Management, to promote the best practice use of our solutions and enable customers to successfully deliver performance management. The Cognos Innovation Center brings together leading customers, practitioners, and Cognos experts in a forum of information gathering and exchange. This information is then distributed to other customers through pre-built planning models focused on specific planning processes, best practice materials, and face-to-face meetings.

Financial Consolidation.    Cognos Controller helps customers structure, automate, and control the statutory, financial and management reporting process. The consolidation environment handles multiple reporting and consolidation standards such as U.S. Generally Accepted Accounting Principles (“GAAP”), International Accounting Standards, and International Financial Reporting Standards; intercompany elimination and reconciliation; multicurrency translation; complex ownership calculations; and financial consolidation rules. In addition, Cognos Controller offers packaged application functionality that dramatically reduces customer-specific customization, calculation scripting, and report creation. In December 2005, we released Cognos Controller Version 8.1 which included full integration with Cognos 8, direct two way integration with Microsoft Excel, full web enablement, and additional support for compliance requirements.

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

With the acquisition of Frango AB in September 2004, we also acquired Frango Consolidator which we continue to support. This consolidation and financial reporting solution helps companies structure, automate, and control this important financial process. Customers can continue to purchase Cognos Consolidator.

Analytical Applications

A trend in the market for BI is the demand for pre-packaged solutions that shorten time to implementation and results. We have developed our analytical applications as an integrated set of applications to make it easy for customers to combine appropriate capabilities and to deploy them quickly. Our analytical applications are flexible and extendible because they are built upon the foundation of our BI components and for each application, include a pre-built data warehouse and comprehensive packaged content. Customers are able to change models, create new reports, and perform new analyses by using our BI components in conjunction with our analytical applications. These applications can reduce the time, effort, and cost required for an organization to gain a competitive advantage from BI and can help it realize returns on investment more quickly from operational applications such as enterprise resource planning (“ERP”) implementations. Our solution is designed to extend the value of a customer’s ERP system, transforming operational data into consistent, reliable information optimized for reporting and analysis.

With our analytical applications, users gain access to their organization’s key information through more than 50 areas of analysis, answers to more than 2,900 critical business questions, over 650 key performance indicators, and over 56 composite reports with 400+ views of the data in seven areas of the business: accounts receivable, accounts payable, general ledger, inventory, procurement, production, and sales. In March 2005, we shipped Version 2.0 Maintenance Release 1 of our analytic applications which included a project accounting module specifically for Oracle ERP. These coordinated, departmental-specific analytical applications allow users to build an enterprise-wide view of their organization incrementally and strategically.

During fiscal 2006, we continued to invest in research and development activities for our analytical applications. This includes work on a next generation adaptive application framework using Cognos 8 BI’s open, modern services-oriented architecture. The first application built on this new framework is Cognos 8 Workforce Performance which will be released in the first quarter of fiscal year 2007. Cognos 8 Workforce Performance will focus on delivering insight through packaged analytics in the areas of headcount and turnover, compensation and employee performance. This analytic content will be configurable to reflect a company’s HR best practices, and can be easily modified or extended as business needs evolve.

Management and Integration Software Services

Across our BI components, performance management applications, and analytic applications, we provide software services for administration, deployment, integration, and ETL to deliver highly integrated and expandable solutions. Customers who purchase one of our solution components are also offered the software services for administering and deploying them as integrated parts of the solution. With these software services, our customers can more quickly and easily deploy the server-based capabilities to users. In addition, this approach facilitates a customer’s ability to add new capabilities because additional components can be easily plugged into the existing software services. This flexibility is critical as customers’ requirements change and as we introduce new capabilities to our solutions.

Our software services operate in a single, integrated environment. The scalability of the architecture allows organizations to deliver BI applications to a large and broad user community across the extended enterprise. Our software services consist of the following:

Administration Services.    Our software administration services allow IT managers to manage and maintain installation and configuration of our servers. In addition, we provide data modeling that drives consistency and adaptability of our solution. Our modeling is designed to present information stored in corporate databases in a consistent format so that managers have a common foundation for evaluating business performance and making key business decisions. Each manager can be provided with a personalized view of information, as well as a common view of business performance that permits the rapid coordination of management decisions and actions. In addition, common business rules, calculations, and goals, such as the definitions of profitability, cash flow, and return on investment, are visible and shared by all users, which provides managers with a consistent view of the business.

Deployment Services.    Our software deployment services provide security and content delivery and management for users across the extended enterprise. With our security, IT managers can address both authentication, which confirms the user’s identity, and authorization, which determines what information users have the right to view. With open security standards, Cognos security can be easily integrated with other enterprise security systems. Our own portal services for content delivery and management can be customized to fit seamlessly in an existing company portal or intranet/extranet environment and is designed so that users view only the content they have authority to access. It can be customized to present application content in a format that is familiar and appropriate to each user and also allows for sharing of information and collaboration among many users.

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

ETL Services.    Our software ETL service, Cognos 8 data management, which shipped as part of Cognos 8, is the renamed next version and natural upgrade for supported customers with Cognos DecisionStreamTM. Our ETL service is optimized for modeling, transforming, and creating high-speed, scalable analytical data warehouses that have embedded knowledge of the BI applications they will serve, thereby enabling faster deployment and user acceptance of these applications. Our ETL services and BI components work together so that many of the calculations and analytic operations can be performed at the database level, which can dramatically improve response time and network traffic loads. Companies can build analytical data warehouses that span the extended enterprise, ensuring consistency and rapid adoption of changes. This service forms the basis for our analytic applications and is the critical component for information consistency for CPM.

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

GLOBAL CUSTOMER SUPPORT AND SERVICES

Support, consulting, and training services are a critical part of our BI, performance management, and analytic applications solutions. We offer a wide variety of packaged and on-demand services to assist our customers with the installation, deployment, and effective use of our solutions. As customers increase the deployment of our products throughout the extended enterprise and as the value and complexity of implementations increase, we believe that our customers will increasingly demand additional services. Growth in our services revenue is highly correlated with increases in our license revenue, and our ability to deliver services in a timely and effective manner is a large and expanding part of our complete solution.

We offer our customers a broad range of support, consulting, and training services aimed at providing the highest level of customer satisfaction. These services include:

Support Services

Support services consist primarily of implementation resolution, product configurations, documentation, and support for product problem resolution. Support customers are also entitled to receive product and documentation enhancements on a when and if available basis. Telephone support and web-based customer self-service support are key to customer satisfaction and are available worldwide. Our web-based support service provides our customers with online answers to their product questions, 24 hours a day.

Consulting Services

We offer a variety of consulting services to assist our customers with project management and planning, architecture design, training needs assessment, and successful deployment. These service offerings are billed on a daily basis at competitive rates or are provided as packaged services for a particular project or task over a specific time frame. Our consulting services are aimed at guiding our customers from early stages of a Cognos project through the solution implementation process. In addition, we have specific consulting services offerings for our largest enterprise customers with customized senior engagement management. Engagement managers work onsite with large customers in an effort to optimize application and deployment strategies so that customers can make maximum use of our existing and emerging products and services, with the aim of delivering the highest degree of success and return on investment.

Training Services

Customers typically require specialized training when they purchase our solution. In addition, we believe that customer training helps maximize the potential productivity gains from our products. We provide classroom training at Cognos training centers and on-site at customer locations. We also offer a suite of e-learning courses available for download from our Global Customer Support web portal, or for delivery to customers on CD. We offer courses on individual product components as well as courses on a solution approach. All of our training products can be customized to incorporate a customer’s corporate data to enhance and accelerate their learning experience.

CUSTOMERS

Over 23,000 customers located in more than 135 countries have deployed our BI, performance management, and analytic application solutions. Our primary target market is Global 3500 companies and large public sector organizations. We also license our products to a broad base of small and medium-size enterprises.

Although our software solution is a complete solution for the extended enterprise, our customers typically purchase in stages. The first stage usually involves the purchase of a component of our solution to address a particular departmental requirement. The second stage usually involves purchases by other departments within that organization, often for applications that are closely related to the initial purchase, or purchases of additional components by the same department, or the addition of more users of the initial implementation. In many cases, there are a number of purchases in several departments of an organization before a customer makes the decision to standardize and deploy our solution on an enterprise-wide basis. Sometimes these purchases involve product from other vendors. Companies are realizing a reduced total cost of ownership opportunity by standardizing on a single vendor.

We view our large customer base as a significant asset. Because our services make it easy for customers to add new capabilities to the established infrastructure, our current customer base represents a significant market for additional BI, performance management, and analytical application sales.

Our solutions can be deployed across all industries. Data-intensive businesses, such as financial services, insurance, healthcare, and government, as well as industries that are under competitive pressure to continually improve their business processes, such as retail, pharmaceuticals, automotive, consumer packaged goods, and other manufacturing companies, have been the leaders in adopting enterprise-wide solutions. We have a broad customer base with no single customer accounting for 10% or more of our total revenue in any of the last three fiscal years.

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

Sales Channels

The principal elements of our distribution system are as follows:

Direct Sales.    We use a direct sales force in all major markets as the primary channel for distribution. Our direct sales force generated approximately 73% of our software license revenue for fiscal 2006. We believe our quota-carrying direct sales force increases our visibility and market penetration, ensures long-term customer contact, and facilitates sales of additional products. As the demand for enterprise-wide BI solutions grows, we intend to strengthen our relationships with senior executives of organizations as purchasing decisions for our products are often made at the senior level. As of February 28, 2006, we employed approximately 351 sales representatives in 58 sales offices located in 24 countries.

Third Parties.    In order to extend our coverage, we market and sell our products through third-party channels, which include resellers, OEMs, and distributors. Examples include:

•	OEMs such as Symantec, Avaya, SSA, Fujitsu, Manugistics, Infor, and Onyx.

•	Resellers such as CBH, Genware, Inca, ISA, Niteo, Simpson Associates, Sky Solutions, and Teradata.

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

Technology Partners.   Our technology partners consist of industry-leading database, server, middleware, enterprise application, OLAP server, internet, and connectivity technology companies, including FileNet, HP, IBM, Microsoft, Oracle, SAP, Sun, and Teradata. We partner with these companies to ensure that our solution is compatible with their products.

Consulting Partners.    Our consulting partners consist of accounting firms, large consulting firms, system integrators, information technology consulting organizations, and certified resellers, including: IBM Global Services, Accenture, Deloitte, Capgemini, EDS, Tata Consultancy Services, and BearingPoint. These companies implement BI, data warehousing, enterprise planning, and performance management solutions.

These marketing and technology relationships also provide us with the opportunity to market our products together with other packaged solutions. We believe that solution-selling can shorten sales cycles and increase our sales opportunities.

We also participate in cooperative marketing and technology programs with hardware, software, and database vendors, including the following program roles: HP Developer and Solution Partner Program, Microsoft Data Warehousing Alliance Partner, Microsoft Certified Partner, Oracle Partner Network Certified Level Partner, SAP Technology and Content Partner Program, SAP Software Partner Program with Certified Integration, Teradata Software Partner Program, Blackberry ISV Partner, Macromedia ISV/Alliance Partner, BEA Star Partner Program, Sun Developer Connection Partner Program, SunTone Certified, Sun iForce Partner Program, and Sybase Open Solutions CODE Partner.

In addition, we recently entered into a global strategic alliance with IBM. This strategic alliance represents a significant commitment by both companies to provide clients with open standards-based business solutions that will allow them to leverage their existing IT assets, lower costs, and provide flexibility regarding their choice of operating environments, including Linux. Building on our existing relationship, this new strategic alliance tightens the integration between Cognos and IBM across all areas of the organizations including software, hardware, services, marketing, and joint product development.

Marketing

We recognize the importance of a complete and focused marketing effort. We divide our marketing organization between corporate marketing and field marketing. These two groups are coordinated to provide a consistent market message and presence, and effective market coverage for Cognos, which includes targeted marketing and programs to industry verticals and functional departments such as IT and Finance. Our corporate marketing focuses on increasing “Cognos” brand awareness and visibility through advertising, public and analyst relations, events, sponsorship, direct marketing programs, our corporate website, and sales collateral. This team also has responsibility for sales effectiveness programs including sales training, competitive analysis, and our strategic account programs. These corporate functions are led from our Burlington, Massachusetts office, with the majority of staff in Ottawa, Ontario, Canada. We have deployed our field marketing organization throughout the world. This group is responsible for sales lead generation and local marketing programs, such as trade shows, seminars, direct mail programs, and user group meetings and conferences, to help create local visibility and healthy sales pipelines.

RESEARCH AND DEVELOPMENT

We believe that our talented and experienced research and development staff is one of our core strengths. Our research and development efforts are aimed at enhancing and extending our existing BI solution, our performance management solution, our analytic applications, and creating new products. As of February 28, 2006, our research and development staff consisted of approximately 940 employees. Research and development is undertaken primarily at our corporate headquarters in Ottawa, Ontario, Canada, and also at our facilities in Minneapolis, Minnesota; Princeton, New Jersey; Stockholm, Sweden; and Staines and York in the United Kingdom. We incurred research and development costs of $114.7 million, $105.9 million, and $91.2 million in fiscal 2006, 2005, and 2004, respectively.

During fiscal 2007, we are investing in the research and development of performance management solutions, particularly those solutions that support our strategy of meeting the needs of the extended enterprise. These investments will include our next-generation application architecture, the development of new BI, performance management applications, and analytical applications.

Our software solutions are developed primarily through internal resources. However, during the later part of fiscal 2006, we outsourced the development and quality control of certain of our pre-existing BI products to an organization in India, freeing up internal Cognos research and development resources to work on new product innovations. Additionally, in support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms, and we have undertaken further development to integrate those third party products into our offerings. Most of the third-party licenses are non-exclusive and do not preclude third parties from entering into similar agreements with our competitors.

In September 2005, Cognos acquired Databeacon Inc., a privately-held analytics software company based in Ottawa, Ontario, Canada, to obtain highly skilled resources to complement our existing research and development team to further the execution of our CPM strategy. As part of this transaction, we acquired the Databeacon product set, which we continue to sell and support. Also in September 2005, we acquired Digital Aspects Holdings Limited primarily to incorporate its software, which addresses the need for real time access to corporate data, into our product suite.

COMPETITION

The CPM market is a highly competitive composite market composed of three distinct and tracked markets: BI, Analytical Applications and PM Applications (Planning, Budgeting, Scorecarding). Our competitors include other BI vendors, vendors of performance management solutions, and vendors of enterprise application systems. Because the CPM market is composed of many market segments, we compete with large diversified vendors who offer products in numerous market segments and other companies that may in the future announce offerings of CPM products. Factors that affect our competitive position include the method of distribution, functionality, support and service, ease of use, price, training, vendor stability, and experience. Due to the breadth of our BI and CPM solutions, we encounter many competitors who focus on one or more areas within our overall offering. Our products compete directly and indirectly against various products, depending on user needs and computing environments.

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

Vendors of Performance Management Solutions.    These vendors manufacture and sell tools that enable companies to manage business performance through dashboard and scorecarding applications, and include Business Objects and Hyperion Solutions.

Vendors of Financial Planning, Consolidation, and Budgeting Software.    These vendors manufacture and sell products that automate the planning and budgeting process and include Hyperion Solutions, Extensity (formerly GEAC), Cartesis, Longview, Oracle, Business Objects, and OutlookSoft.

Vendors of Enterprise Application Systems.    As the Enterprise Application software market’s growth slows, Enterprise Application vendors are looking for other areas to extend the value of their customers’ investments. Some Enterprise Application vendors are introducing product lines as extensions of their ERP and customer relationship management (“CRM”) systems in the areas of analytics and performance management. These vendors include SAP and Oracle.

Our products are complementary with the products of many of the above-named competitors, and as a result, we have cooperative marketing relationships with some of these vendors, including Oracle, SAP, and Microsoft.

INTELLECTUAL PROPERTY

Consistent with industry practice, we rely upon a combination of contract provisions and patent, copyright, trademark, and trade secret laws to protect our proprietary rights in our products. We license the use of our products to our customers rather than transferring title to them. These licenses contain terms and conditions prohibiting the unauthorized use, reproduction, disclosure, or transfer of our products. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with customers, suppliers, employees, and consultants. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. However, effective copyright protection may not be available in some countries in which we license or market our products. We recognize that patent law may offer effective protection for our current and future products, and we have established a program to identify and seek patent protection for appropriate elements of our products. There can be no assurance that any patentable elements will be identified or, if identified, that patent protection will be obtained. We have also obtained or applied for trademark registration of our core brands, including the name “Cognos”, in all of our major markets. While the duration of trademark and copyright protections varies from country to country, we believe that the duration of this protection will be adequate to protect our products during the periods of their economic value.

However, we believe that, due to the rapid pace of innovation within our industry, technological and creative skills of our personnel are even more important to establishing and maintaining a technology and product leadership position within the industry than are the various legal protections of our technology.

EMPLOYEES

As of February 28, 2006, we had 3,516 full-time permanent employees. We believe that our future success will depend, in part, on our ability to continue to identify, hire, engage, and retain skilled and experienced personnel. In the software industry, there is a high demand for such employees. Historically, we have been successful in recruiting and retaining sufficient numbers of qualified personnel.

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

ITEM 1A.     RISK FACTORS

Certain Factors That May Affect Future Results

This report contains forward-looking statements, including statements regarding the future success of our business and technology strategies, our research and development, our future market opportunities, our revenues, and our intellectual property. These statements are neither promises nor guarantees, but involve known and unknown risks and uncertainties that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed in or implied by these forward-looking statements. These risks include risks related to our revenue growth, operating results, industry, products including the integration and customer acceptance of Cognos 8, and litigation, as well as the other factors discussed below and elsewhere in this report. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Except to the extent required by applicable law, we disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Our dependence on larger transactions is increasing and the length of time required to complete a sales cycle has become more lengthy, complex, and unpredictable.

As existing and potential customers seek to standardize on a single BI vendor and as our business continues to evolve toward larger transactions at the enterprise level and larger transactions account for a greater proportion of our business, the presence or absence of one or more of these large transactions in a particular period may have a material positive or negative effect on our revenue in that period. For example, in fiscal years 2006 and 2005, we closed 585 and 535 contracts greater than $200,000, representing 32% and 33% of our revenue for these periods, respectively, compared to 394 contracts greater than $200,000, representing 27% of our revenue for fiscal 2004. These significant transactions represent significant business and financial decisions for our customers and require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods.

We face intense and increasing competition and we may not compete successfully.

We face substantial and increased competition throughout the world. We expect our competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies. The software market may continue to consolidate by merger or acquisition and larger software vendors, including ERP software vendors, may continue to expand their product offering into our markets. For example, ERP vendor, Oracle Corporation, acquired Siebel Systems, Inc. in January 2006 and also acquired one of its major ERP competitors, PeopleSoft, Inc. in 2005. In addition, Microsoft has increased its presence in our markets and has announced that it will continue expansion into business intelligence. As our competitors continue to merge or partner with other of our competitors or ERP vendors or if we were to become the subject of an unsolicited acquisition initiative by another enterprise, such changes in the competitive landscape could adversely affect our ability to compete either because of an improvement in one of our competitor’s competitive position or due to distraction caused by an unsolicited acquisition. Entry or expansion of other large software vendors, including ERP vendors, into this market may establish competitors which have larger existing customer bases and substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. Their current customer base and relationships may also provide them with a competitive advantage. New product announcements or introductions by our competitors, including the continuing emergence of open source software offerings, could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

The introduction of Cognos 8 and other new products could erode revenue from existing products and a delay in the release schedule for a product may have a material adverse impact on our financial results.

We may develop technology or a product that constitutes a marked advance over both our own products and those of our competitors. We believe Cognos 8 is an example of such a product. With the introduction of such a product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to permit them to make a more thorough evaluation of the product, or until the views of the industry analysts and the marketplace become widely available. In addition, some customers may hesitate migrating to a new product out of concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s product rather than upgrade or migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business. A delay in our release schedule for a new product or a major release may also result in us not being able to recognize revenue as previously anticipated during a particular period and it may delay the purchase of the product by customers. Despite our efforts to minimize the impact of these events, these events could result in a temporary or permanent revenue shortfall and materially affect our business and financial results. For example, in the third quarter of fiscal year 2006, we believe confusion in the market regarding the availability of Cognos 8 had a negative impact on our overall performance for the quarter.

Currency fluctuations may adversely affect us.

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results as we report in U.S. dollars. For example, the Canadian dollar has continued to strengthen during fiscal 2006, leading to higher than anticipated expenses when reported in U.S. dollars. Please see further discussion on foreign currency risk included in the Quantitative and Qualitative Disclosure on Market Risk in the Market Risk section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

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

We may not be able to hire, integrate, retain, or incent key personnel essential to our business or we may not be able to manage changes and transitions in our key personnel.

We believe that our success depends on our ability to hire, retain, and incent senior management and other key employees to develop, market, and support our products and manage our business. The loss of any one of their services could have a material adverse effect on our business. Our success is also highly dependent on our continuing ability to hire, integrate, and retain highly qualified personnel as well as our ability to train and develop personnel. The failure to attract and retain or to train and develop key personnel could adversely affect our future growth and profitability. Changes in senior management or other key personnel can also cause temporary disruption in our operations during transition periods.

If we do not respond effectively to rapid technological change, our products may become obsolete.

The markets for our products are characterized by: rapid and significant technological change; frequent new product introductions and enhancements; changing customer demands; and evolving industry standards. We cannot provide assurance that our products and services will remain competitive in light of future technological change or that we will be able to respond to market demands and developments or new industry standards. If we are unable to identify a shift in market demand or industry standards quickly enough, we may not be able to develop products to meet those new demands or standards, or to bring them to market in a timely manner. In addition, failure to respond successfully to technological change may render our products and services obsolete and thus harm our ability to attract and retain customers. Even if we do respond to technological changes, our solutions may be less appealing to customers than those of our competitors, or our customers may not accept our new products and services.

Our sales forecasts may not match actual revenues in a particular period.

The basis of our business budgeting and planning process is the estimation of revenues that we expect to achieve in a particular quarter and is based on a common industry practice known as the “pipeline” system. Under this system, information relating to sales prospects, the anticipated date when a sale will be completed and the potential dollar amount of the sale are tracked and analyzed to provide a “pipeline” of future business. These pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter because of, among other things, the events identified in these risk factors, as well as the subjective nature of the estimates themselves. In particular, a slowdown in technology spending or a deterioration in economic conditions is likely to result in the delay or cancellation of prospective orders in our pipeline. Also, an increase in the complexity and importance of large transactions and the resulting increase in time to complete these large transactions makes forecasting more difficult. A variation from our historical or expected conversion rate of the pipeline could adversely affect our budget or planning and could consequently materially affect our operating results and our stock price could suffer.

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

Our total revenue and operating results may fluctuate, which could result in fluctuations in the price of our common stock.

We have experienced revenue growth from our products in the past. We cannot, however, provide assurance that revenue from these products will continue to grow, or grow at previous rates or rates projected by management. For example, our rate of revenue growth between fiscal years 2006 and 2005 was lower than the rate of growth between fiscal years 2005 and 2004. Anticipated revenue may be reduced by any one, or a combination of, unforeseen market, economic, or competitive factors some of which are discussed in this section. We have experienced and in the future may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and result in fluctuations in the market price of our common stock.

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

We base our operating expenses on anticipated revenue trends. Since a high percentage of these expenses are relatively fixed in the short term, a delay in completing license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition, or results of operations could be materially and adversely affected. For example, in fiscal year 2006, our revenues were lower than expected while our expenses were in line with our projections. This resulted in a lower operating margin for the fiscal year.

Making and integrating acquisitions could impair our operating results.

We have acquired and, if appropriate, will continue to seek to acquire additional products or businesses that we believe are complementary to ours. Acquisitions involve a number of other risks, including: diversion of management’s attention; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition, we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated.

New accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

The Financial Accounting Standards Board (“FASB”), the SEC, and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by FASB, the SEC, and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner. For example, beginning with the first quarter of fiscal 2007, we will be required to expense the fair value of stock options. As a result, we will report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact on Cognos’ current financial statements of applying a fair value method of accounting for stock options is disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K and in our Form 8-K filed on March 30, 2006.

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

Natural or other disasters like the hurricanes in the southeastern United States in 2005, and hostilities or terrorist attacks may disrupt our operations or those of our customers, distributors, and suppliers, which could adversely affect our business, financial condition, or results of operations. The threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license revenue and have an adverse effect on our business, financial condition, or results of operations.

We may have exposure to greater or lower than anticipated tax liabilities.

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results, positively or negatively, in the fiscal year for which such determination is made. For example, our effective tax rate for fiscal year 2006 was lower than anticipated due to the recognition of benefits resulting from a tax court decision that allowed us to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and other tax adjustments.

ITEM 2.    PROPERTIES

Cognos owns its corporate headquarters located at 3755 Riverside Drive, Ottawa, Canada. The 269,000 square foot facility is located on approximately six acres of land which also includes a 220,000 square foot parking garage.

Cognos also conducts its operations from leased facilities totaling approximately 129,000 square feet in Canada, 248,000 square feet in the United States and Latin America, 231,000 square feet in Europe, and 54,000 square feet in Asia/Pacific.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARE INFORMATION

PRINCIPAL MARKETS

The Toronto Stock Exchange and The Nasdaq Global Market are the principal markets on which our shares are traded.

Our common shares were first listed on The Toronto Stock Exchange on August 21, 1986, on The Nasdaq Stock Market on July 1, 1987, and on Nasdaq’s Global Market on September 15, 1987. The stock symbol of our common shares on The Toronto Stock Exchange is CSN and on Nasdaq is COGN.

On May 19, 2006, we received a Staff Determination letter from The Nasdaq Stock Market stating that our common stock was subject to delisting based upon our inability to satisfy Nasdaq’s filing requirement due to our failure to file our Annual Report on Form 10-K for the fiscal year ended February 28, 2006 (the “Annual Report”) with the Securities and Exchange Commission. On May 26, 2006, we requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”), an action which according to Nasdaq’s rules prevents a delisting event from occurring until the hearing is held before a Panel and the Panel’s decision is issued. On June 29, 2006, we attended a hearing before the Panel and presented what we believe was a definitive plan of compliance, which was intended to provide the Panel with an understanding of the issues underlying the late Annual Report and our plan to regain compliance with Nasdaq’s filing requirement.

Subsequent to the June 29, 2006 hearing, on July 10, 2006, we received an Additional Staff Determination letter from Nasdaq stating that the Quarterly Report for the period ended May 31, 2006 (the “Quarterly Report”) was also considered late and thereby served as an additional violation of Nasdaq’s filing requirement. The Company responded to the Additional Staff Determination letter on July 17, 2006, in which it noted that the plan of compliance presented at the hearing also contemplated the filing of the Quarterly Report.

Nasdaq has yet to issue the Panel’s decision letter in connection with the hearing; however, with the filing of the Annual Report and the Quarterly Report with the SEC’s EDGAR filing system, we believe that we have regained compliance with Nasdaq’s filing requirement. We are aware that the Nasdaq staff must perform its own internal review of the Annual and Quarterly Reports to ensure they are complete for purposes of satisfying Nasdaq’s filing requirement, and then communicate the results of that review to the Panel. We are not aware of any reason why the Nasdaq staff or the Panel would conclude that these reports are not sufficient to satisfy Nasdaq’s filing requirement.

The following table sets forth the high and low sale prices, as well as the trading volume, for the common shares for the fiscal periods shown below:

Nasdaq Global Market			The Toronto Stock Exchange
High	Low	Volume	High	Low	Volume
(US$)	(US$)	(000s)	(Cdn$)	(Cdn$)	(000s)
Fiscal 2005
First Quarter	35.29	27.98	64,960	47.95	37.26	14,916
Second Quarter	36.46	28.90	49,876	48.95	38.20	11,605
Third Quarter	40.60	30.79	55,375	49.00	40.04	12,478
Fourth Quarter	44.87	40.33	47,974	54.95	48.00	11,032
Fiscal 2006
First Quarter	47.40	35.38	73,740	58.69	44.25	12,394
Second Quarter	40.38	33.36	115,807	49.50	41.00	17,278
Third Quarter	42.00	32.96	99,824	49.47	38.73	13,820
Fourth Quarter	39.15	31.56	83,150	45.25	36.54	13,495

SHAREHOLDERS

As of July 14, 2006, there were approximately 1,229 registered shareholders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common shares. Our current policy is to retain our earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in Cognos.

ISSUER PURCHASES OF EQUITY SECURITIES

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares or Dollar Value of Shares that May Yet Be Purchased Under the Plans

				Restricted Share Unit Plan (# of shares)	Share Repurchase Program

December 1 to December 31, 2005	10,000	$33.09	NIL	2,931,500	$87,551,608
January 1 to January 31, 2006	645,100	$36.26	645,100	2,931,500	$64,162,837
February 1 to February 28, 2006	30,000	$37.90	20,000	2,921,500	$63,408,187

Total	685,100	$36.28	665,100

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos up to an aggregate of 2,000,000 restricted share units. On June 23, 2005, the Shareholders of the Corporation approved the extension of the term of the plan to September 30, 2015 and increased the number of authorized shares to 3,000,000. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit may be exchanged for one common share of Cognos. The common shares for which the restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by Cognos. During the quarter ended February 28, 2006, Cognos repurchased 20,000 shares at an average price of $35.67 under the restricted share unit plan.

On October 6, 2005, Cognos announced that it had adopted a stock repurchase program which commenced on October 10, 2005 and ends on October 9, 2006 (the “2005 Stock Repurchase Program”). The program allows Cognos to repurchase up to 4,000,000 common shares (which is less than 5% of the common shares outstanding on that date) provided that no more than $100,000,000 is expended in total under the program. During the quarter ended February 28, 2006, Cognos repurchased 665,100 shares at an average price of $36.30 under the 2005 Stock Repurchase Program.

EXEMPTIONS FROM NASDAQ CORPORATE GOVERNANCE RULE

Section 4350(a)(1) of the Nasdaq Stock Market, Inc. Marketplace Rules permits foreign private issuers to follow certain home country governance practices in lieu of the comparable Nasdaq requirement. The Company does not follow Rule 4350(c)(2) which requires independent board members of Nasdaq-listed companies to have regularly scheduled meetings at which only independent directors are present. Rather, the non-management members of the Company’s board of directors generally meet following each regularly-scheduled board meeting without members of management present. Such practice is in compliance with Canadian law and with the Canadian corporate governance requirements applicable to the Company.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

The following Selected Consolidated Financial Data has been derived from our consolidated financial statements that have been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and related Notes, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	YEARS ENDED THE LAST DAY OF FEBRUARY

	2006	2005	2004	2003	2002

	(US$000s except share amounts, U.S. GAAP)
Statement of Income Data
Revenue	$ 877,500	$ 825,531	$683,117	$551,036	$491,302
Operating income	137,303	158,655	116,559	98,773	19,787
Net income	124,802	136,604	100,897	73,144	19,408

Net income per share
Basic	$1.38	$1.51	$1.13	$0.83	$0.22
Diluted	$1.35	$1.47	$1.10	$0.81	$0.21

Weighted average number of shares (000s)
Basic	90,564	90,517	89,325	87,936	87,807
Diluted	92,605	93,238	91,959	90,531	90,461

Balance Sheet Data (at end of period)
Working capital	$ 419,437	$ 344,845	$255,881	$130,909	$232,705
Total assets	1,145,050	1,083,730	845,983	681,984	534,101
Stockholders' equity	718,980	655,821	508,662	376,522	295,173

Cognos adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), Share-based Payment, (“SFAS 123R”) on March 1, 2006 and elected the modified retrospective application method of transition which requires that the financial statements of all prior periods be adjusted on a basis consistent with the pro forma disclosures required in those periods by SFAS No 123, Accounting for Stock-based Compensation (“SFAS 123”), the predecessor to SFAS 123R. Accordingly, the selected consolidated financial data above will change for all years presented upon adoption of FAS 123R. See Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, and our Form 8-K filed on March 30, 2006 with the SEC for the impact of applying a fair value method of accounting for stock-based compensation in accordance with SFAS 123.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited Consolidated Financial Statements and Notes included in Item 8 of this annual report. Certain statements made in this MD&A that are not based on historical information are forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and Section 138.4(9) of the Ontario Securities Act.  Terms and phrases such as, “opportunity”, “expected”, “plans”, “aimed at”, “intends” and similar terms and phrases are intended to identify these forward-looking statements. Such forward-looking statements relate to and include, among other things, our expectations regarding our future revenues and earnings; the contribution of Cognos 8 Business Intelligence (“Cognos 8”) and Cognos Planning to our revenue and earnings; market trends; new and existing product innovations and developments; operational performance; our sales force structure and model; the impact of our relationship with IBM and systems integrators; the importance of identifying, hiring, engaging and retaining personnel and contractors; the impact of Statement of Financial Accounting Standard No. 123 (revised), Share-based Payment, (“SFAS 123R”) on our financial results; our products, including Cognos 8 and Cognos Planning, and their impact on our revenues and our business; the revenue mix between product license, support and services; the decline in license revenue from stand alone products incorporated into Cognos 8; improvements in gross margins; the growth of corporate performance management (“CPM”) in the software industry; the trend towards standardization and larger transactions; product and technological improvements by our competitors and consolidation in our industry; the strength of the Canadian dollar and its effects; drivers of growth in the business intelligence (“BI”) market; and our investments in personnel and technology.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, Cognos’ transition to new products and releases, including Cognos 8 and customer acceptance and implementation of Cognos 8; a continuing increase in the number of larger customer transactions and the related lengthening of sales cycles and challenges in executing on these sales opportunities; the incursion of enterprise resource planning and other major software companies into the BI market; continued BI and software market consolidation and other competitive changes in the BI and software market; currency fluctuations; our ability to identify, hire, train, motivate, retain, and incent highly qualified management/other key personnel (including sales personnel) and our ability to manage changes and transitions in management/other key personnel; the impact of the implementation of SFAS 123R; our ability to develop, introduce and implement new products as well as enhancements or improvements for existing products that respond, in a timely fashion, to customer/product requirements and rapid technological change; our ability to maintain or accurately forecast revenue or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models, plans and strategies and to execute on them; fluctuations in our quarterly and annual operating results; fluctuations in our tax exposure; the impact of natural disasters on the overall economic condition of North America; unauthorized use or misappropriation of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as the impact of the laws, regulations, rules and pronouncements of jurisdictions outside of Canada and their interpretation by courts, tribunals, regulatory and similar bodies of such jurisdictions; our ability to identify, pursue, and complete acquisitions with desired business results; as well as the risk factors discussed previously and in other periodic reports filed with the Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”). Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

We prepare and file our consolidated financial statements and the MD&A in United States (“U.S.”) dollars and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As the Corporation is also a reporting issuer in each of the provinces of Canada and is incorporated under the Canada Business Corporations Act (“CBCA”), it historically has been required to prepare Canadian GAAP financial statements for its shareholders. Recent amendments to provincial securities laws and the CBCA allow the Corporation to report solely under U.S. GAAP to its shareholders provided that a reconciliation between U.S. GAAP and Canadian GAAP is included in the notes to the consolidated financial statements for two years following the adoption of the amendment. Accordingly, our consolidated financial statements have been reconciled to Canadian GAAP financial statements for fiscal 2005 and fiscal 2006 (See Note 16 of the Notes to the Consolidated Financial Statements in Item 8, of this Form 10-K). We have also prepared an MD&A supplement in accordance with Canadian GAAP, in U.S. dollars, which is filed with this annual report on Form 10-K, with various regulatory authorities and is made available to all shareholders.

ABOUT COGNOS

Cognos, a global leader in business intelligence and corporate performance management, delivers software and services that help companies drive, monitor, understand, and respond to corporate performance. Cognos delivers the next level of competitive advantage – Corporate Performance Management – achieved through the strategic application of BI on an enterprise scale. Our integrated CPM solution helps customers drive performance through planning; monitor performance through scorecarding; and understand performance through BI. Our integrated solution consists of our suite of BI components, performance management applications, and analytical applications.

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

2006 OVERVIEW

In fiscal 2006, we delivered solid financial results in what was an extremely important year strategically for our company. In September 2005, we launched Cognos 8, which offers a complete range of BI functionality, including reporting, query, analysis, dashboarding, scorecarding, event management, and data management, on a single, proven services-oriented architecture (“SOA”). With Cognos 8, we believe our product portfolio is now the most comprehensive and technologically advanced in the BI industry. We believe that the broad customer acceptance of Cognos 8 and revenue generated by this product in the fourth quarter, its first full quarter of availability, is strong evidence of the strength of our product portfolio.

Operating Performance

Total revenue for fiscal 2006 was $877.5 million, up 6% from $825.5 million in fiscal 2005. The increase in total revenue for FY06 is attributable to an increase in product support and services revenue partially offset by a decrease in license revenue. License revenue was $343.2 million in fiscal 2006 compared to $363.0 million last fiscal year. We believe the decrease in license revenue was due primarily to our ability to execute on large sales opportunities, primarily in the first nine months of the fiscal year, and the impact of customer anticipation of the release of our new BI platform, Cognos 8.

With regards to execution on large sales opportunities, as our products and technology have become more strategic to many of our customers, coupled with a desire in certain customer segments to standardize on a single BI vendor, we did see a change in customer behavior. This behavior resulted in longer decision making and approval cycles thus impacting our ability to close some transactions in a timely manner. With regards to the transition to our new BI platform Cognos 8, which became available in our third quarter, we believe some purchasing decisions were delayed as customers evaluated the increased functionality of Cognos 8. These two factors unfavorably impacted license revenue performance in fiscal 2006.

We signed 40 contracts in excess of one million dollars during fiscal 2006, compared to 48 in our last fiscal year. The number of contracts greater than $200,000 and $50,000 grew 9% and 8%, respectively, compared to last fiscal year. We believe that order size is an indication of enterprise-scale investment in our products by our customers which creates a foundation for future growth as it enables us to generate additional software licensing and ongoing maintenance renewals.

Net income for the year was $124.8 million or $1.35 per diluted share compared to net income of $136.6 million or $1.47 per diluted share last fiscal year. The decrease in net income for fiscal 2006 was a result of our underperformance in license revenue and increased operating costs due to increases in staffing costs, costs associated with the Cognos 8 launch activities, and investment in sales force automation tools, training, and realignment. In addition, foreign exchange rate fluctuations had a negative impact on our net income with the stronger Canadian dollar unfavorably impacting expenses, and the weaker euro unfavorably impacting revenue. The decrease was partially offset by an increase in interest and other income.

Our balance sheet continues to be strong, ending fiscal 2006 with cash, cash equivalents, and short-term investments of $551.0 million, an increase of $28.1 million from the previous fiscal year.

Fiscal 2006 Strategic Actions

Fiscal 2006 was an important year for Cognos strategically.

We launched Cognos 8, a revolutionary new product for the BI market. With its web services-based architecture, it is the only BI solution to deliver the full functionality of business intelligence in a single product and in a simplified, zero-footprint interface for all users, authors and administrators.

We entered into several strategic relationships in fiscal 2006 including: the acquisitions of Digital Aspects Holdings Ltd. (“Digital Aspects”) and Databeacon Inc. (“Databeacon”) to strengthen our research and development organization; an expansion of our relationship with Composite Software to license additional ERP data access capabilities with Cognos 8; and an outsourcing agreement to perform development and quality control of certain of our pre-existing BI products to an organization in India.

We completed the integration of our acquisition of Frango AB (“Frango”), which closed in September, 2005, further strengthening our performance management offering and our ability to sell into the Office of Finance.

In addition, we recently entered into a global strategic alliance with IBM. This represents a significant commitment by both companies to providing clients with open standards-based business solutions that will allow them to leverage their existing IT assets, lower costs, and provide flexibility regarding their choice of operating environments, including Linux. Building on our existing relationship, this new strategic alliance tightens the integration between Cognos and IBM across all areas of the organizations including software, hardware, services, marketing, and joint product development.

SEC Review

The Staff of the Division of Corporation Finance of the SEC (the “Staff”) has recently completed its review of our Annual Report on Form 10-K for the period ended February 28, 2005. The Staff review related primarily to the manner in which we allocate revenue pursuant to Statement of Position No. 97-2 “Software Revenue Recognition” as amended by SOP No. 98-9 “Software Revenue Recognition With Respect to Certain Arrangements” (collectively “SOP 97-2”) for post-contract customer support (“PCS”) in multiple element arrangements that include PCS and license. In particular, the Staff analyzed our processes to establish vendor-specific objective evidence of the fair value for PCS in contracts for the purpose of allocating revenue to PCS and the license in such arrangements. On July 20, 2006 the Staff informed us that the Staff would not object to our revenue recognition policy under SOP 97-2. We delayed the filing of our Annual Report on Form 10-K for the year ended February 28, 2006 and our Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 because of the pendency of the Staff review. We are also filing our Form 10-Q for the quarter ended May 31, 2006 on even date and will, as a result, be current with our regulatory filings.

Outlook for 2007

Overall, for fiscal 2007, we expect revenue and net income to increase when compared to fiscal 2006 on a consistent basis. We believe that the BI market remains strong and that we will benefit from the Cognos 8 product cycle in the upcoming year. However, we continue to face increasing competition from traditional and non-traditional competitors and uncertainty in foreign exchange rate fluctuations, primarily the Canadian dollar and the euro.

With the general availability of Cognos 8 and its recently available maintenance release, we believe that we are well positioned to benefit from licensing revenue from new customers as well as provide existing customers with the opportunity to add to their current reporting and analysis capabilities. Given the positive response we have experienced for Cognos 8 since its release, we believe that Cognos 8 will make a significant contribution to fiscal 2007 license revenue.

We continue to experience a healthy market for our other products. In particular, our performance management business remains strong. Cognos 8 and Cognos Planning are the key components of our product strategy and we believe that the strength of these two products in the market will be significant contributors to our business. We will continue to focus on bringing innovative new products to market and we continue to develop new releases of our products.

The BI and performance management markets continue to be very competitive and we expect our competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies to compete with our strong product portfolio. In addition, the software market continues to consolidate by acquisition and larger software vendors, including enterprise resource planning (“ERP”) software vendors, may continue to expand their product offering into our markets creating stronger competitors.

As mentioned above, in fiscal 2006, the Canadian dollar strengthened compared to the U.S. dollar and the euro weakened compared to the U.S. dollar. If that trend continues through fiscal 2007, it will continue to put pressure on our business and operating margin percentage as a disproportionate amount of our expenses are incurred in Canadian dollars and a considerable amount of our revenue is received in euros. Accordingly, we will continue to manage our spending in an effort to mitigate the impact of foreign exchange changes on our operating performance.

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), Share-based Payment, (“SFAS 123R”) on March 1, 2006. SFAS 123R requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value and to recognize such costs in the statement of income. As a result of the adoption of SFAS 123R, our operating income, net income, and earnings per share will be significantly impacted. We elected the modified retrospective application method of transition which requires that the financial statements of all prior periods be adjusted on a basis consistent with the pro forma disclosures required in those periods by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), the predecessor to SFAS 123R. See Note 1 of the Notes to the Consolidated Financial Statements, and our Form 8-K filed on March 30, 2006 with the SEC for the impact of applying a fair value method of accounting for stock-based compensation in accordance with SFAS 123.

INTERNAL CONTROLS AND CORPORATE GOVERNANCE

As at year end, we were able to report that our internal controls over financial reporting were effective in accordance with the pronouncements of Section 404 of the Sarbanes-Oxley Act (“SOX 404”).

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the timeliness and reliability of the information disclosed. During fiscal 2006, our efforts were directed at (i) improving the efficiency of our processes and controls, (ii) identifying and implementing leading practices, and (iii) standardizing key processes and activities. To accomplish this, we implemented new IT applications and expanded the use of our own products. In particular, we implemented Cognos Controller which allowed us to reduce our time to close a financial period, replace some of our spreadsheet-based processes with automated controls and increase the efficiency and effectiveness of financial reporting. While we believe these changes were an improvement to our control environment and improved our financial operational efficiency, these were not considered material changes to internal controls. For additional information, refer to Item 9A “Controls and Procedures”.

Continuous improvement and monitoring of our business processes will likely identify other possible changes in the future. All of these efforts are aimed at effectively utilizing our available resources and having efficient and scalable processes in place in order to support our future growth.

RESULTS OF OPERATIONS

($000s, except per share amounts)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006		2004 to 2005

Revenue	$877,500	$825,531	$683,117	6.3%		20.8%
Cost of revenue	171,722	149,132	122,757	15.1		21.5

Gross margin	705,778	676,399	560,360	4.3		20.7
Operating expenses	568,475	517,744	443,801	9.8		16.7

Operating income	$137,303	$158,655	$116,559	(13.5)		36.1

Gross margin percentage	80.4%	81.9%	82.0%
Operating margin percentage	15.6%	19.2%	17.1%

Net income	$124,802	$136,604	$100,897	(8	.6)%	35.4%

Basic net income per share	$1.38	$1.51	$1.13

Diluted net income per share	$1.35	$1.47	$1.10

Total revenue for fiscal 2006 was $877.5 million, representing an increase of 6% over fiscal 2005. Total revenue for fiscal 2005 was $825.5 million, representing an increase of 21% over total revenue of $683.1 million in fiscal 2004. Net income for fiscal 2006 was $124.8 million and diluted net income per share was $1.35, compared to fiscal 2005 net income of $136.6 million and diluted net income per share of $1.47, and net income of $100.9 million and diluted net income per share of $1.10 for fiscal 2004. Basic net income per share was $1.38, $1.51, and $1.13 in fiscal 2006, 2005, and 2004, respectively.

Gross margin for fiscal 2006 was $705.8 million, representing an increase of 4% over fiscal 2005. Gross margin for fiscal 2005 was $676.4 million, representing an increase of 21% over gross margin of $560.4 million in fiscal 2004. Gross margin percentage was 80.4% in fiscal 2006, as compared to 81.9% and 82.0% in fiscal 2005 and 2004, respectively. The decrease in gross margin percentage in fiscal 2006 is primarily attributable to a shift in revenue mix from license revenue to our other lower margin revenue sources.

Total operating expenses for fiscal 2006 were $568.5 million, representing an increase of 10% over fiscal 2005. Total operating expenses for fiscal 2005 were $517.7 million, representing an increase of 17% over total operating expenses of $443.8 million in fiscal 2004. Operating margin percentage was 15.6% in fiscal 2006, as compared to 19.2% and 17.1% in fiscal 2005 and 2004, respectively. Approximately two percentage points of the decrease in operating margin from fiscal 2005 to fiscal 2006 is attributable to foreign currency fluctuations with revenue declining 1% and costs increasing by 1% due to the impact of foreign exchange. Also contributing to the decrease was our under performance in license revenue while cost of revenue and operating expenses increased by 11% in total due to increases in staffing costs, costs associated with the Cognos 8 launch activities, and investment in sales force automation tools, training, and realignment. This was partially offset by the elimination of the annual management bonus expense as we did not meet the minimum threshold of operating performance. In order to take advantage of the Cognos 8 opportunity and our market opportunities surrounding BI standardization and the Office of Finance, we have continued to invest in personnel in customer facing positions and in research and development, as well as investing in our distribution channels.

The improvement in our operating performance during fiscal 2005 as compared to fiscal 2004 can be attributed to the market acceptance of our product portfolio, the performance of our sales organization and distribution channels, the strength of our customer relationships, the quality of our support and services, and our prudent expense management. This was evidenced by the increase in license revenue and overall improvement in operating margin and operating results.

In the third quarter of fiscal 2005, we acquired Frango, a Swedish company with global operations specializing in consolidation and financial reporting solutions. Frango’s operating results are included in our results from September 29, 2004 onwards. Due to the acquisition of Frango, our operations for fiscal 2006 are not identical to the operations of the previous fiscal years. As the operations of Frango have been fully integrated, we are not tracking these separately and will not be reporting separately on the effect of this acquisition on our revenues, cost of revenues, or operating expenses.

The decrease in net income for fiscal 2006 as compared to the previous fiscal year was the result of the factors mentioned above partially offset by an increase in interest and other income. The increase in net income in fiscal 2005 as compared to fiscal 2004 is attributable to the improved operating performance partially offset by a higher effective tax rate.

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

	2006 over 2005						2005 over 2004

	Growth Excluding Foreign Exchange		Foreign Exchange		Net Change		Growth Excluding Foreign Exchange	Foreign Exchange	Net Change

Revenue	7	.4%	(1	.1)%	6	.3%	16.3%	4.5%	20.8%

Cost of Revenue and Operating Expenses	10	.0%	1	.0%	11	.0%	12.6%	5.1%	17.7%

Operating Income	(3	.9)%	(9	.6)%	(13	.5)%	34.3%	1.8%	36.1%

Growth excluding foreign exchange is a non-GAAP measure. We disclose this non-GAAP or pro forma measure of growth to provide greater insight into our ongoing operating performance without the impact of foreign exchange. Pro forma measures should not be considered an alternative to measurements required by accounting principles generally accepted in the United States. Pro forma measures are unlikely to be comparable to pro forma information provided by other issuers.

The following table sets out, for each fiscal year indicated, the percentage that each income and expense item bears to revenue, and the percentage change in the dollar amount of each item as compared to the prior fiscal year.

	Percentage of Revenue			Percentage Change from Fiscal

	2006	2005	2004		2005 to 2006	2004 to 2005

Revenue	100.0%	100.0%	100.0%		6.3%	20.8%
Cost of Revenue	19.6	18.1	18.0		15.1	21.5

Gross Margin	80.4	81.9	82.0		4.3	20.7

Operating Expenses
Selling, general, and administrative	50.9	49.2	50.3		10.1	18.3
Research and development	13.1	12.8	13.3		8.3	16.2
Amortization of acquisition-related intangible assets	0.8	0.7	1.1		18.8	(25.2)
Special charges	--	--	0.2		--	*

Total operating expenses	64.8	62.7	64.9		9.8	16.7

Operating income	15.6	19.2	17.1		(13.5)	36.1
Interest and other income, net	2.0	0.8	0.5		161.2	93.8

Income before taxes	17.6	20.0	17.6		(6.5)	37.7

Income tax provision	3.4	3.5	2.8		3.6	50.2

Net income	14.2%	16.5%	14.8%	(8	.6)%	35.4%

*    not meaningful

REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006		2004 to 2005

Product License	$343,247	$362,958	$286,128	(5	.4)%	26.9%
Product Support	371,985	320,451	274,251	16.1		16.8
Services	162,268	142,122	122,738	14.2		15.8

Total Revenue	$877,500	$825,531	$683,117	6	.3%	20.8%

Our total revenue was $877.5 million for fiscal 2006 as compared to $825.5 million in fiscal 2005, and $683.1 million in fiscal 2004. Our total revenue for fiscal 2006 was derived primarily from our suite of BI products, principally Cognos ReportNet, the newly released Cognos 8, and Cognos Planning. Contributing to a lesser extent were PowerPlay, Impromptu, Cognos Controller, Cognos DecisionStream, Cognos Metrics Manager, Cognos Analytic Applications, Cognos Visualizer, Cognos Finance, NoticeCast, and Cognos Query. With the exceptions of Cognos Planning, Cognos Controller, Cognos Analytic Applications, and Cognos Finance, the functionality of all these products has now been combined on a single platform and as a single product in Cognos 8 and therefore we expect declining license revenue from these products in the future offset by increased revenue from Cognos 8. We will continue to license the other four products as standalone products.

The increase in total revenue for fiscal 2006 can be attributed to an increase in product support and services revenue partially offset by a decrease in license revenue. We believe the decrease in license revenue was due primarily to our ability to execute on large sales opportunities, primarily in the first nine months of the fiscal year, and the impact of customer anticipation of the release of our new BI platform, Cognos 8.

Foreign currencies had a negative 1% impact on our total revenue for fiscal 2006 as compared to a positive 5% impact in fiscal 2005.

We believe the growth in revenue in fiscal 2005 as compared to fiscal 2004 reflected the strength and depth of our product portfolio, including the first full year of Cognos ReportNet and the success of Cognos Planning, the performance of our sales organization and distribution channels, the strength of our customer relationships, and the quality of our support and services. This was evidenced by the increase in license revenue and our overall renewal rates on our support contracts. The appreciation of foreign currencies relative to the U.S. dollar also had a positive impact on our total revenue.

The overall change in total revenue from our three revenue categories in fiscal 2006 was as follows: a 5% decrease in product license revenue, a 16% increase in product support revenue, and a 14% increase in services revenue. The change for the same categories for fiscal 2005 was as follows: increases of 27%, 17%, and 16%, respectively.

Industry Trends and Geographic Information

We believe that the growth in the BI market continues to be driven by three main factors: (1) a desire by enterprises to standardize on one BI platform, (2) investment in the Office of Finance driven by the increasing importance of compliance and transparency, and (3) a growing focus on CPM.

First, we believe BI has become a leading priority within IT budgets as businesses try to leverage their investments in enterprise applications and expand the usage of BI within their organizations. In particular, businesses are looking to standardize on one BI platform to reduce the number of platforms and vendors they support and better align their operations with their strategy. We believe that the breadth and depth of functionality of our BI offering make it the solution of choice.

Second, there is increased investment in systems within the Office of Finance of most enterprises driven by our customers continued focus on compliance and transparency. Organizations are looking to replace spreadsheet-based applications and legacy systems with single instance planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, these organizations are looking to extend these solutions beyond compliance to achieve best practices, specifically in the area of rolling plans, planning standardization, and reduced time to close. This focus allows the Office of Finance to extend beyond managing pure financial goals and towards overall performance goals and CPM. We believe that our planning and consolidation products help improve the accuracy, transparency, and timeliness of financial information. For this reason, we believe, we are seeing increased demand for these products.

Finally, CPM is a growing segment in the software industry. It blends BI with planning, budgeting, and scorecarding to provide management performance visibility and to support the corporate decision-making process. We believe that our market-leading BI, planning, consolidation, and scorecarding products deliver a complete CPM solution. These separate agendas provide multiple entry points into a CPM solution that are appealing to both the finance and operational segments of enterprises. Our single platform for BI differentiates us from our competition by enabling enterprises to easily integrate new and existing IT assets into their CPM plan.

We believe these trends are leading to the increase in the number of large customer contracts that we are experiencing, an increase in enterprise-wide deployment of BI products, and a strengthening of our relationships with some of the world’s largest companies, and with our strategic partners. Although we executed poorly on contracts greater than $1 million in the first nine months of the year, we expect the trend towards larger contracts to continue as a result of the growing demand for standardization and the deepening strategic importance of performance management within our customers’ businesses. While we are becoming involved in more and more of these larger contracts, small and medium-sized contracts continue to be important contributors to our success.

We believe that order size is an indication of enterprise-scale investment in our products by our customers which creates a foundation for future growth. We use the following summary of key revenue indicators to track order size:

Key Revenue Indicators

	Fiscal Year

	2006	2005	2004

Orders (License, Support, Services)
Transactions greater than $1 million	40	48	37
Transactions greater than $200,000	585	535	394
Transactions greater than $50,000	3,400	3,148	2,511
Average selling price (License orders only) ($000s)
Greater than $50,000	$175	$187	$168

Included in the above metrics for fiscal 2005 is our first contract greater than $10 million. Excluding the impact of this deal, average selling price for license orders greater than $50,000 for fiscal 2005 would have been $179,000.

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

Our operations are divided into three main geographic regions: (1) the Americas (consisting of Canada, Mexico, the United States and Central and South America), (2) EMEA (consisting of the U.K., Continental Europe, the Middle East, and Africa), and (3) Asia/Pacific (consisting of Australia and countries in the Far East). The following table sets out, for each fiscal year indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal year.

Revenue by Geography

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

The Americas	$507,839	$477,763	$396,929	6.3%	20.4%
EMEA	294,504	276,394	228,041	6.6	21.2
Asia/Pacific	75,157	71,374	58,147	5.3	22.7

Total	$877,500	$825,531	$683,117	6.3%	20.8%

This table sets out, for each fiscal year indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Fiscal Year

	2006	2005	2004

The Americas	57.9%	57.9%	58.1%
EMEA	33.6	33.5	33.4
Asia/Pacific	8.5	8.6	8.5

Total	100.0%	100.0%	100.0%

The growth rates of our revenue in EMEA, Asia/Pacific, and in the Americas can be affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	2006 over 2005				2005 over 2004

	Growth Excluding Foreign Exchange	Foreign Exchange		Net Growth	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth

The Americas	5.1%	1	.2%	6.3%	19.3%	1.1%	20.4%
EMEA	11.8%	(5	.2)%	6.6%	11.7%	9.5%	21.2%
Asia/Pacific	5.6%	(0	.3)%	5.3%	14.7%	8.0%	22.7%
Total	7.4%	(1	.1)%	6.3%	16.3%	4.5%	20.8%

Growth excluding foreign exchange is a non-GAAP measure. We disclose this non-GAAP or pro forma measure of revenue growth to provide greater insight into our ongoing operating performance without the impact of foreign exchange. Pro forma measures should not be considered an alternative to measurements required by accounting principles generally accepted in the United States. Pro forma measures are unlikely to be comparable to pro forma information provided by other issuers.

In fiscal 2006, both the Americas and Asia/Pacific experienced moderate revenue growth with only a slight impact from foreign exchange. EMEA had the strongest performance in local currency in fiscal 2006. This strong performance, however, was partially offset by the impact of a stronger U.S. dollar in relation to European currencies, primarily the euro and the British pound. Changes in the valuation of the U.S. dollar relative to other currencies in countries in which we operate will continue to impact our revenue in the future.

The growth rate of our revenue in the Americas during fiscal 2005 was mostly attributable to increases in volume and size of transactions as there was only a slight impact from fluctuations in foreign currencies, predominantly the Canadian dollar. The growth rate in local currency in Europe lagged the American growth rate. The impact of exchange rate fluctuations on the European growth rate reflects the continued weakening of the U.S. dollar. Our revenues continue to grow in Asia/Pacific as we invest in our sales and distribution channels in this area. The weakening of the U.S. dollar in relation to various currencies in the region also positively impacted the growth rate.

PRODUCT LICENSE REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Product license revenue	$343,247	$362,958	$286,128	(5.4)%	26.9%
Percentage of total revenue	39.1%	44.0%	41.9%

Total product license revenue was $343.3 million, $363.0 million, and $286.1 million in fiscal 2006, 2005, and 2004, respectively, and accounted for 39% of our revenue for fiscal 2006 as compared to 44% in fiscal 2005 and 42% in 2004. We believe the decrease in license revenue was due primarily to our ability to execute on large sales opportunities, primarily in the first nine months of the fiscal year, and the impact of customer anticipation of the release of our new BI platform, Cognos 8.

With regards to execution on large sales opportunities, as our products and technology have become more strategic to many of our customers, coupled with a desire in certain customer segments to standardize on a single BI vendor, we did see a change in customer behavior. This behavior resulted in longer decision making and approval cycles thus impacting our ability to close some transactions in a timely manner. With regards to the transition to our new BI platform Cognos 8, which became available in our third quarter, we believe some purchasing decisions were delayed as customers evaluated the increased functionality of Cognos 8. These two factors unfavorably impacted license revenue performance in fiscal 2006.

In September 2005, we launched Cognos 8, which offers a complete range of BI functionality, including reporting, query, analysis, dashboarding, scorecarding, event management and data management, on a single, proven SOA. With Cognos 8, we believe our product portfolio is now the most comprehensive and technologically advanced in the BI industry. The broad customer acceptance of Cognos 8 and revenue generated by this product in the fourth quarter, its first full quarter of availability, further substantiate this belief. Given the positive response we have experienced for Cognos 8, we believe that Cognos 8 will make a significant contribution to fiscal 2007 license revenue.

The increase in product license revenue during fiscal 2005 reflects the strength of our product portfolio including the first full year of Cognos ReportNet and the success of Cognos Planning. Exchange rate fluctuations (principally European exchange rates), relative to the U.S. dollar, had a 2% negative impact on license revenue in fiscal 2006 and a 5% positive impact in fiscal 2005.

The breadth of our solution is allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships represent a significant asset as approximately 70%, 65%, and 68% of our license revenue came from existing customers in fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

We license our software through our direct sales force and third party channels including, resellers, value-added resellers and OEMs. Total product license revenue from direct sales was $252.1 million in fiscal 2006, compared to $270.6 million in fiscal 2005 and $209.6 million in fiscal 2004. Direct sales accounted for approximately 73% of our license revenue for fiscal 2006, 75% for fiscal 2005, and 73% for fiscal 2004.

We believe that a direct sales force is an effective way of building long-term relationships with our customers. In addition, as enterprise-wide deployments become larger and more strategic, we believe that our relationships with systems integrators will help us succeed in the large enterprise market as the role of systems integrators in large standardization opportunities is increasing. We will continue to commit management time and financial resources to developing relationships with systems integrators. We are also investing resources developing our direct and indirect sales and support channels in order to have coverage in every desirable market.

PRODUCT SUPPORT REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Product support revenue	$371,985	$320,451	$274,251	16.1%	16.8%
Percentage of total revenue	42.4%	38.8%	40.1%

Product support revenue was $372.0 million, $320.5 million, and $274.3 million in fiscal 2006, 2005, and 2004, respectively. Product support revenue accounted for 42% of our total revenue for fiscal 2006, compared to 39% in fiscal 2005 and 40% in fiscal 2004. The increase in both fiscal 2006 and 2005 was the result of the strong rate of renewal of support contracts and the expansion of our customer base. Exchange rate fluctuations had a minimal impact on product support revenue in fiscal 2006 and a 4% positive impact in fiscal 2005.

SERVICES REVENUE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Services revenue	$162,268	$142,122	$122,738	14.2%	15.8%
Percentage of total revenue	18.5%	17.2%	18.0%

Our services revenue includes revenue from education, consulting, and other services and was $162.3 million, $142.1 million, and $122.7 million in fiscal 2006, 2005, and 2004, respectively. Services revenue accounted for 18% of our total revenue for fiscal 2006, compared to 17% in fiscal 2005 and 18% in fiscal 2004. The increase in services revenue in fiscal 2006 is primarily attributable to an increase in consulting revenue as we moved more towards large enterprise-wide deployments and financial applications-based software.

The increase in absolute dollars in fiscal 2005 was primarily attributable to increased demand for our educational and consulting services from the licensing of Cognos ReportNet and Cognos Planning. Exchange rate fluctuations had minimal impact in fiscal 2006 but favorably impacted services revenue by approximately 4% in fiscal 2005.

As our business moves more towards these larger enterprise-wide deployments and financial applications-based software, our customers require an increased level of technical expertise and support to meet their specific needs. Successful installation and deployment of our solutions has, we believe, become critical to our customers’ success. As a result, our customers have increasingly required services such as project management, analysis and design, technical advisory, and instruction to effectively deploy our solutions.

COST OF REVENUE

COST OF PRODUCT LICENSE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Cost of product license	$6,297	$3,025	$4,270	108.2%	(29	.2)%
Percentage of product license revenue	1.8%	0.8%	1.5%

Product license costs in fiscal 2006 were $6.3 million compared to $3.0 million in fiscal 2005 and $4.3 million in fiscal 2004. Product license costs represented 2% of product license revenue for fiscal 2006, and 1% for fiscal 2005 and fiscal 2004.

The cost of product license consists primarily of royalties for technology licensed from third-parties as well as the cost of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from Fiscal

	2005 to 2006	2004 to 2005

Royalty cost	$3,298	$ (699)
Materials & distribution cost	60	(532)
Other	(86)	(14)

Total year-over-year change	$3,272	$(1,245)

The increase in fiscal 2006 from fiscal 2005 was due primarily to increases in royalties related to suppliers whose technology is embedded in our product offering.

The decrease in fiscal 2005 from fiscal 2004 was due primarily to decreases in material and distribution costs and royalties as certain royalty contracts had ended.

COST OF PRODUCT SUPPORT

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Cost of product support	$36,405	$32,805	$28,076	11.0%	16.8%
Percentage of product support revenue	9.8%	10.2%	10.2%

The cost of product support was $36.4 million, $32.8 million, and $28.1 million in fiscal 2006, 2005, and 2004, respectively. These costs represented 10% of product support revenue in fiscal 2006, fiscal 2005, and fiscal 2004.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third-parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change from Fiscal

	2005 to 2006	2004 to 2005

Staff related costs	$2,784	$ 3,454
Royalties	600	(1,161)
Facilities	(11)	640
Other	227	1,796

Total year-over-year change	$3,600	$ 4,729

The increase in the cost of product support in fiscal 2006 from 2005 was primarily due to increases in staff related costs to support our growing customer base, including the integration of the Frango staff into our support organization. Also contributing to the increase were higher royalty costs. The average number of employees within the support organization increased 14% from the previous year.

The increase in the cost of product support in fiscal 2005 from 2004 was primarily the result of increases in staff related costs to service our growing customer base. Also contributing to the increase were increases in facilities charges. Offsetting this was a decrease in royalty charges. The average number of employees within the support organization increased 8% from the previous year.

The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of product support by approximately 3% and 7% in fiscal 2006 and fiscal 2005, respectively.

COST OF SERVICES

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Cost of services	$129,020	$113,302	$90,411	13.9%	25.3%
Percentage of services revenue	79.5%	79.7%	73.7%

The cost of services was $129.0 million, $113.3 million, and $90.4 million in fiscal 2006, 2005, and 2004, respectively. These costs represented 80% of services revenue in fiscal 2006 and fiscal 2005, and 74% in fiscal 2004.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from Fiscal

	2005 to 2006	2004 to 2005

Staff related costs	$5,430	$12,062
Services purchased externally	8,129	11,197
Travel and living	1,804	523
Other	355	(891)

Total year-over-year change	$15,718	$22,891

The increase in cost of services in fiscal 2006 and 2005 was primarily attributable to increases in staff related costs and services purchased externally. Subcontractors are currently an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we continue to hire new employees in this area, we intend to supplement our skills by engaging subcontractors. The average number of employees within the services organization increased 18% and 7% in fiscal 2006 and fiscal 2005, respectively. The unfavorable effect of fluctuations of foreign currencies had minimal impact on cost of services in fiscal 2006 and increased these costs by approximately 5% in fiscal 2005.

We continue to invest in professional services as we believe the availability and positioning of services is a key factor in the timing, closure, and success for large transactions.

OPERATING EXPENSES

SELLING, GENERAL, AND ADMINISTRATIVE

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Selling, general, and administrative	$447,080	$406,204	$343,366	10.1%	18.3%
Percentage of total revenue	50.9%	49.2%	50.3%

Selling, general, and administrative (“SG&A”) expenses were $447.1 million, $406.2 million, and $343.4 million in fiscal 2006, 2005, and 2004, respectively. These costs were 51% of revenue in fiscal 2006, 49% in fiscal 2005, and 50% in fiscal 2004.

SG&A expenses include staff related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change from Fiscal

	2005 to 2006	2004 to 2005

Staff related costs	$12,612	$41,310
Travel & living	4,699	3,638
Professional services	3,880	5,724
Staff development	3,821	1,778
Services purchased externally	3,632	(1,749)
Bad Debt	3,480	(2,246)
Marketing costs	1,755	6,781
Other	6,997	7,602

Total year-over-year change	$40,876	$62,838

The increase in SG&A expenses in fiscal 2006 was the result of increases in salaries partially offset by the elimination of certain management bonuses as we did not meet the minimum threshold of operating performance. In addition, we incurred increased costs as a result of the Cognos 8 launch activities and investment in sales force automation tools, training and realignment. In order to take advantage of the Cognos 8 opportunity and our market opportunities surrounding BI standardization and the Office of Finance, we have continued to invest in personnel in customer facing positions, as well as investing in our distribution channels. The average number of employees within SG&A increased by 8% in fiscal 2006 compared to fiscal 2005.

The increase in SG&A expenses in fiscal 2005 was predominantly the result of increases in staff related costs resulting from increases in salaries, bonuses, and commissions as well as associated benefits as compared to the previous fiscal year. In addition, we incurred increased marketing expenses as we invested for our future growth, professional services fees, including the cost of compliance with SOX 404, and travel and living expenses. The average number of employees within SG&A increased by 6% in fiscal 2005 compared to fiscal 2004.

Foreign currency exchange rate fluctuations had minimal impact on SG&A expenses in fiscal 2006 and increased these expenses by 5% in fiscal 2005.

RESEARCH AND DEVELOPMENT

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Research and development	$114,740	$105,938	$91,196	8.3%	16.2%
Percentage of total revenue	13.1%	12.8%	13.3%

Research and development (“R&D”) costs were $114.7 million, $105.9 million, and $91.2 million for fiscal 2006, 2005, and 2004, respectively. These costs represented 13% of revenue in fiscal 2006, 2005, and 2004.

R&D expenses are primarily staff related costs attributable to the design and enhancement of existing products, along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change from Fiscal

	2005 to 2006	2004 to 2005

Staff related costs	$4,264	$11,743
Computers	822	436
Services purchased externally	710	(4)
Facilities	236	1,187
Other	2,770	1,380

Total year-over-year change	$8,802	$14,742

The increase in fiscal 2006 was the result of increases in salaries due in part to the addition of employees from our acquisitions. This was partially offset by the elimination of certain management bonuses as we did not meet the minimum threshold of operating performance. Contributing to the increase for the year, but to a lesser extent, were increases in computer costs and services purchased externally. The average number of employees within R&D increased by 9% in fiscal 2006 compared to fiscal 2005.

The increase in R&D expenses in dollar terms in fiscal 2005 was predominantly the result of increases in staff related costs resulting from increases in salaries and bonuses as well as associated benefits as compared to the previous fiscal year. Contributing to the increase for the year, but to a lesser extent, were increases in facilities and computers. The average number of employees within R&D increased by 2% in fiscal 2005 compared to fiscal 2004.

The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased R&D expenses by approximately 4% and 6% in fiscal 2006 and fiscal 2005, respectively, as a majority of our R&D activities are in Canada.

Currently, we do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during fiscal 2006, 2005, or 2004. Costs were not deferred because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

During fiscal 2006, we continued to focus on bringing innovative new products to market with the launch of Cognos 8 in September 2005. This major new product release offers a complete range of BI functionality, including reporting, query, analysis, dashboarding, scorecarding, event management, and data management, now on a single, services-oriented architecture. With its web services-based architecture, we believe Cognos 8 is the only BI solution to deliver a simplified, zero-footprint interface for all users, authors and administrators. In fiscal 2006, we also released Cognos Office Connection which allows the use of Microsoft Excel as an optional viewing interface, Version 2.0 of our analytic applications, and Cognos Controller Version 8.1. In addition, we strengthened our R&D organization by acquiring Digital Aspects and Databeacon.

In the future, we will continue to focus on bringing innovative new products to market and on developing new releases of our products. To enable this ongoing development, in the fourth quarter of fiscal 2006, we entered into an outsourcing arrangement to perform the development and quality control of certain of our pre-existing BI products, to an organization in India, freeing up internal Cognos R&D resources to focus on new product innovations.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Amortization of acquisition-related intangible assets	$6,655	$5,602	$7,489	18.8%	(25	.2)%

Amortization of acquisition-related intangible assets was $6.7 million, $5.6 million, and $7.5 million for fiscal 2006, 2005, and 2004, respectively.

The change in amortization of intangible assets is shown below:

($000s)	Year-over-year Change from Fiscal

	2005 to 2006	2004 to 2005

Increased amortization due to new intangibles	$1,053	$ 681
Decreased amortization due to fully amortized intangibles	--	(2,568)

Total year-over-year change	$1,053	$(1,887)

The increase in this expense in fiscal 2006 was due to the amortization of acquired technology and contractual relationships as a result of the acquisitions of Frango in September 2004 and Databeacon and Digital Aspects in September 2005.

The decrease in this expense in fiscal 2005 was due to certain intangible items being fully amortized, partially offset by the amortization of intangible assets acquired through our purchase of Frango.

SPECIAL CHARGES

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Patent litigation	--	--	$1,750	--	*

* not meaningful

There were no items in this category in fiscal 2006 and 2005.

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

INTEREST AND OTHER INCOME, NET

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Interest and other income, net	$17,163	$6,571	$3,390	161.2%	93.8%

Interest income was earned on our cash, cash equivalents, and short-term investments and interest expense related primarily to interest incurred on various transactions occurring throughout the year. Net interest and other income was $17.2 million, $6.6 million, and $3.4 million in fiscal 2006, 2005, and 2004, respectively.

The change in net interest and other income is as follows:

($000s)	Year-over-year Change from Fiscal

	2005 to 2006	2004 to 2005

Increase in interest revenue	$ 8,501	$2,724
Gain on foreign exchange	3,069	--
Ineffective portion of cash flow hedges	(812)	(24)
Decrease (increase) in interest expenses	(166)	481

Total year-over-year change	$10,592	$3,181

The increase in interest revenue in fiscal 2006 was primarily attributable to an increase in the average yield on investments as well as an increase in the average portfolio size as compared to the prior fiscal year. Also contributing to the increase in net interest and other income were gains on foreign exchange offset by the amortization of the premium on our cash flow hedges as compared to last fiscal year.

The increase in net interest and other income in fiscal 2005 was primarily attributable to an increase in the average portfolio size as well as an increase in the average effective interest rates as compared to last fiscal year. The average portfolio size increased in both years as a result of cash flows from operations.

INCOME TAX PROVISION

($000s)	Fiscal Year			Percentage Change from Fiscal

	2006	2005	2004	2005 to 2006	2004 to 2005

Income tax provision	$29,664	$28,622	$19,052	3.6%	50.2%
Effective tax rate	19.2%	17.3%	15.9%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions.

In fiscal 2006, we recorded an income tax provision of $29.7 million on $154.5 million of pre-tax income, representing an effective income tax rate of 19%. Our effective tax rate for fiscal 2006 was lower than anticipated due to the recognition of benefits resulting from a tax court decision that allowed us to claim investment tax credits (“ITCs”) on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and other tax adjustments.

In fiscal 2005, we recorded an income tax provision of $28.6 million on $165.2 million of pre-tax income, representing an effective income tax rate of 17%. Our effective tax rate for fiscal 2005 was lower than anticipated as a result of a favorable geographic mix of earnings and favorable tax adjustments relating to various tax audits and prior year tax provisions.

In fiscal 2004, we recorded an income tax provision of $19.1 million on $119.9 million of pre-tax income, representing an effective income tax rate of 16%. This effective income tax rate for fiscal 2004 is lower than the rate we recorded in fiscal 2006 and 2005 because of the resolution of several tax audits in various jurisdictions, as well as increased ITCs from prior years due primarily to changes in government administrative practices regarding the type of expenses eligible for ITCs.

LIQUIDITY AND CAPITAL RESOURCES

($000s, except DSO)			Percentage Change from Fiscal

	2006	2005	2005 to 2006

Cash and cash equivalents	$398,634	$378,348	5.4%
Short-term investments	152,368	144,552	5.4

Cash, cash equivalents, and short-term investments	$551,002	$522,900	5.4
Working capital	417,400	344,236	21.3

Net cash provided by (used in):
Operating activities	124,938	198,467	(37.0)
Investing activities	(34,901)	(57,731)	(39.5)
Financing activities	(64,093)	5,664	*

Days sales outstanding (DSO)	77	67

* not meaningful

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

As of February 28, 2006, we held $551.0 million in cash, cash equivalents, and short-term investments, an increase of $28.1 million from February 28, 2005. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper, term deposits, banker’s acceptances and bearer deposit notes issued by major North American banks, and corporate debt guaranteed by a Canadian chartered bank. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper, corporate bonds, bearer deposit notes and government securities.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from year to year depending on the renewal terms of our investments.

WORKING CAPITAL

Working capital represents our current assets less our current liabilities. As of February 28, 2006, working capital was $417.4 million, an increase of $73.2 million from February 28, 2005. The increase can be attributed to (i) higher levels of cash, cash equivalents, and short-term investments, as a result of the net income for the year, (ii) higher accounts receivable and (iii) lower salaries, commissions and bonuses due to the elimination of management bonuses in fiscal 2006. Partially offsetting this increase was an increase in deferred revenue.

Days sales outstanding (“DSO”) was 77 days at February 28, 2006 as compared to 67 days as at February 28, 2005. We calculate our DSO ratio based on ending accounts receivable balances and quarterly revenue. Traditionally, our DSO is seasonally high in the fourth quarter as a large number of our support contracts are renewed in this period. However, in the fourth quarter of fiscal 2005 we experienced higher payments on delivery as opposed to our normal payment terms which contributed to the lower than expected DSO for that period.

LONG-TERM LIABILITIES

As at February 28, 2006 and February 28, 2005, we had no long-term liabilities.

CASH PROVIDED BY OPERATING ACTIVITIES

Cash provided by operating activities (after changes in non-cash working capital items) for fiscal 2006 was $124.9 million, a decrease of $73.5 million compared to the prior fiscal year. This decrease is primarily attributable to decreases in accrued salaries, commissions, and related items, and income taxes payable. Also contributing to the decrease was lower net income in fiscal 2006 as compared to fiscal 2005, higher deferred income taxes and an increase in accounts receivable.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities was $34.9 million for fiscal 2006, a decrease in investment of $22.8 million compared to the prior fiscal year. The investing activity in fiscal 2006 related primarily to fixed asset purchases. In addition, purchases of short-term investments exceeded the proceeds on maturity of short-term investments by $7.8 million. We also acquired Databeacon and Digital Aspects in fiscal 2006. The investing activity in fiscal 2005 related primarily to the acquisition of Frango and Optima Analytical Solutions SA (“Optima”) and our investment in Composite Software, as well as fixed asset purchases. These were partially offset by proceeds on maturity of short-term investments exceeding purchases of short-term investments by $19.0 million. The fixed asset additions in both years related primarily to computer equipment and software, office furniture, and leasehold improvements.

ACQUISITIONS

Fiscal 2006

In September 2005, we acquired Databeacon and Digital Aspects. Databeacon was a mid-market business analytics and reporting company based in Ottawa, Canada. We purchased Databeacon primarily to complement our R&D workforce in the Ottawa area. Digital Aspects was an early stage business intelligence company based in the United Kingdom. We purchased Digital Aspects primarily to incorporate its software, which addresses the need for real time access to corporate data, into our product suite.

The aggregate purchase consideration for Databeacon and Digital Aspects was approximately $4.9 million paid in cash and deferred consideration of $0.7 million, which was included in accrued charges on the balance sheet at the date of acquisition. Included in the Databeacon share purchase agreement was $0.4 million of restricted share units to employees of Databeacon. The Digital Aspects agreement stipulated that the shareholders of Digital Aspects would receive a maximum of $0.8 million in contingent consideration over a two year period ending September 30, 2007 if certain performance thresholds are met. Both the restricted share units and the contingent consideration are conditioned on the continued tenure of these employees and therefore will be accounted for as compensation expense as earned. Direct costs associated with these acquisitions were approximately $0.5 million.

Neither the purchase of Databeacon nor Digital Aspects involved the write-off of any in-process R&D.

Of the total purchase price, $1.2 million was allocated to intangible assets, subject to amortization. Of this amount, $1.2 million was allocated to acquired technology and a minimal amount was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for both the acquired technology and the contractual relationships is five years. The fair values of the Databeacon intangible assets were assigned using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The acquired technology associated with the Digital Aspects acquisition was valued based on the estimated cost to develop the technology internally. The amortization periods were determined using the estimated economic useful life of the asset. In the allocation of purchase price, $5.5 million was assigned to goodwill.

Fiscal 2005

On September 29, 2004, we completed a tender offer for the shares of Frango, a Swedish public company based in Stockholm having global operations. Frango specialized in consolidation and financial reporting solutions. We acquired Frango primarily to add Frango’s consolidation and financial reporting software to our product suite and also to access Frango’s workforce and distribution channels in Europe and Asia, all part of our broader strategy to lead the CPM market. The acquisition of Frango further strengthened our product offering to the Office of Finance, a key entry point with our customers. The aggregate purchase consideration was $53.1 million paid in cash. Direct costs associated with the acquisition were $1.9 million.

The in-process research and development was valued at an immaterial amount, and therefore the purchase of Frango did not involve the write-off of any in-process R&D.

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

Neither the purchase of Softa nor the purchase of certain of BPS’s assets involved the write-off of any in-process R&D.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Cash used in financing activities was $64.1 million for fiscal 2006, as compared to cash provided by financing activities of $5.7 million in the prior fiscal year. Our financing activities for both fiscal years involved the repurchase of our own shares in the open market, and the issuance of shares pursuant to our stock purchase plan and the exercise of stock options. We issued 1,338,000 shares for proceeds of $34.3 million during fiscal 2006, compared to 2,322,000 common shares for proceeds of $48.7 million during fiscal 2005.

We repurchased shares on the open market under a normal course issuer bid and shares are purchased by a trustee under our restricted share unit plan. During fiscal 2006, we repurchased 2,582,000 shares for a total consideration of $97.5 million under the normal course issuer bid and the trustee purchased 25,000 shares for $0.9 million under the restricted share unit plan. Comparatively, in fiscal 2005, we repurchased 1,154,000 shares at a value of $42.7 million under the normal course issuer bid and the trustee purchased 10,000 shares for $0.3 million under the restricted share unit plan.

Purchases made under the normal course issuer bid are part of distinct open market share repurchase plans through The Nasdaq Global Market and The Toronto Stock Exchange. The bid has historically been adopted in October of each year and runs for one year. The October 2005 bid allows the Corporation to purchase no more than 4,000,000 of the issued and outstanding shares of the Corporation not to exceed $100 million. The bid does not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq Global Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. We cancel all shares repurchased under the bid. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary. (See Note 11 of the Notes to the Consolidated Financial Statements.)

CONTRACTS AND COMMITMENTS

We have an unsecured credit facility, subject to annual renewal. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $12.5 million (U.S. $11.0 million), subject to certain covenants. As of February 28, 2006 and February 28, 2005, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization. Annual payments on these leases were approximately $22.0 million in fiscal 2006. Commitments related to the operating leases over the next five years and thereafter are disclosed in Note 7 of the Notes to the Consolidated Financial Statements.

Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. In line with this objective, we may enter into foreign exchange forward contracts to hedge specific transactions. The Corporation enters into foreign exchange forward contracts with major Canadian chartered banks, and therefore does not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

During fiscal 2005, we entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As of February 28, 2006, we had cash flow hedges in respect of this intercompany loan, with maturity dates between February 28, 2007 and January 14, 2008, to exchange the U.S. dollar equivalent of $68.6 million in foreign currency. At February 28, 2006, we had an unrealized gain of $2.4 million on these hedge contracts.

We may enter into foreign exchange contracts for specific transactions that we choose not to designate as a hedge for accounting purposes. We carry these forward exchange contracts at fair value with any gain or loss included in income. At February 28, 2006, we had one such contract outstanding to exchange the U.S. dollar equivalent of $2.7 million. We entered into this contract to offset the foreign exchange risk on a trade account receivable that was not in the functional currency of one of our subsidiaries. The estimated fair value of this hedge contract at February 28, 2006 was not material.

In connection with the acquisition of Frango, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. At February 28, 2006, the total cash payments remaining in relation to the accrual were $0.8 million. The remaining accrual is included in the balance sheet as accrued charges and salaries, commissions and related items. All amounts excluding lease payments are expected to be paid during fiscal 2007. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

The following table summarizes our outstanding cash commitments as of February 28, 2006:

($000s)	Payments due by period

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt	$ --	$ --	$ --	$ --	$ --
Capital leases	--	--	--	--	--
Operating leases	88,761	19,071	31,862	22,912	14,916
Purchase obligations	23,118	20,574	2,280	264	--
Other long-term liabilities	--	--	--	--	--

Total outstanding cash commitments	$111,879	$39,645	$34,142	$23,176	$14,916

Purchase obligations include agreements above $100,000 to purchase goods and services that are enforceable and legally binding. They do not include agreements that are cancelable without penalty. Retirement contributions are not included in this schedule. In fiscal 2006, we contributed $12.6 million to various retirement plans around the world for our employees. We estimate that we will contribute a similar amount in future years.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the U.S. Sensitivity analysis is used to measure our interest rate risk. For the fiscal year ending February 28, 2006, a 100 basis-point adverse change in interest rates would have had a $0.04 impact on diluted earnings per share and would not have had a material effect on our consolidated financial position or cash flows.

FOREIGN CURRENCY RISK

We operate internationally, accordingly, a substantial portion of our business is conducted in and our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We typically have entered into foreign exchange forward contracts to manage our exposures. The forward contracts have typically been between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of February 28, 2006, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately one percent.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. These judgments may change based upon changes in business conditions. As a result, actual results may differ from these estimates under different assumptions, conditions, and experience.

The following critical accounting policies and significant estimates are used in the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Accounting for Income Taxes

•	Business Combinations

•	Impairment of Goodwill and Long-lived Assets

Revenue Recognition — We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements (collectively “SOP 97-2”). As such, we exercise judgment and use estimates in connection with the determination of the amount of software license, post-contract customer support (“PCS”), and professional services (“services”) revenues to be recognized in each accounting period.

We sell off-the shelf software generally bundled with PCS and, on occasion, services in multiple-element arrangements. SOP 97-2 requires that judgment be applied to distinguish whether multiple elements in an arrangement can be treated as separate accounting units. In order to account separately for the services element of an arrangement that includes both product license and services, the services (a) must not be essential to the functionality of any other element of the transaction and (b) must be stated separately such that the total price of the arrangement can be expected to vary as the result of the inclusion or exclusion of the services. If these two criteria are not met, the entire arrangement is accounted for using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. While the service element must be stated separately, the service element does not have to be priced separately in the contract in order to separately account for the services as a separate element of the transaction.

For substantially all of our software arrangements, we defer revenue for the PCS and services to be provided to the customer based on vendor-specific objective evidence (“VSOE”) of fair value and recognize revenue for the product license when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided the fee is fixed or determinable and collection is deemed probable.

We evaluate each of these criteria as follows:

•	Persuasive evidence of an arrangement exists: Our standard business practice is that persuasive evidence exists when we have a binding contract between ourselves and a customer for the provision of software or services.

•	Delivery has occurred: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to download the licensed program. Our typical end user license agreement does not include customer acceptance provisions. We recognize revenue from resellers in the same fashion as end-user licenses unless fee payments are based upon the number of copies made or ordered. In cases where the fees are linked to the number of copies, revenue is recognized upon sell-through to the end customer based on the number of copies sold.

•	The fee is fixed or determinable: A fee is fixed or determinable if it is a fixed amount of money or an amount that can be determined at the commencement of the contract, and is payable on Cognos’ standard payment terms. Fees are generally considered fixed or determinable unless a significant portion (more than 10%) of the licensing fee is due more that 12 months after delivery, in which case revenue is recognized when payment becomes due from the customer. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. Our typical end user and reseller license agreements do not allow for refunds, returns or adjustments to the licensing fee. However, in the rare circumstance where this might occur and a refund, return or adjustment is agreed upon, revenue is recognized upon the expiration of the rights of exchange or return. For resellers, if they are newly formed, undercapitalized, or in financial difficulty, or if uncertainties about the number of copies to be sold by the reseller exist, fees are not considered fixed or determinable. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collectibility is probable: We extend credit to credit worthy customers in order to facilitate our business. Credit is extended through the process of risk identification, evaluation, and containment. In practical terms, this process will take the form of: customer credit checks; established credit limits for customers (where necessary); and predetermined terms of sale. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

Under the residual method prescribed by SOP 97-2, a portion of the arrangement fee is first allocated to undelivered elements included in the arrangement (i.e., PCS and services) based on VSOE of fair value, with the remainder of the arrangement fee being allocated to the delivered elements of the arrangement. Our contracts commonly include product license, PCS, and services (e.g., education and consulting). Each product license arrangement requires careful analysis to ensure that each of the individual elements in the transaction has been identified, along with VSOE of the fair value of each element. If VSOE of fair value cannot be established for the undelivered elements of a product license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

Services revenue primarily consists of implementation services related to the installation of our products and training revenues. Our software is ready to use by the customer upon receipt. While many of our customers may choose to configure the software to fit their specific needs, our implementation services do not involve significant customization to or development of the underlying software code. Substantially all of our services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. The fair value of the services portion of the arrangement is established according to our standard price list, which includes quantity discounts, and is based on our history of separate sales using such price lists.

Our customers typically pre-pay PCS for the first year in connection with a new product license. In such cases, an amount equal to VSOE of fair value for PCS is deferred and recognized ratably over the term of the initial PCS contract, typically 12 months. PCS is renewable by the customer on an annual basis thereafter. We use two methods to determine VSOE of fair value for PCS in a multi-element arrangement: stated price and the price when an element is sold separately. If a stated rate (either a stated renewal rate or a stated rate for the first year PCS bundled with the software license) is included in a contract (i.e., the first method), that rate is used to account for the PCS provided to that customer, provided that the rate is substantive and consistent with our customary pricing practices. Historically, there has been a high correlation between the amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the amounts at which PCS is renewed. The second method is the price charged when the same element is sold separately. We account for PCS using the first method when a stated PCS rate is included in a contract. For all other contracts, we establish VSOE of fair value for PCS based upon the price charged when PCS is sold separately (i.e., the second method).

Our customer experience has shown that our contractual arrangements have historically used two forms of contract terms regarding PCS; contracts which include a stated PCS rate (either a stated renewal rate or a stated rate for the first year PCS bundled with the software license); and contracts which do not state a PCS rate. For contracts which include a stated renewal rate, we use that contractually stated renewal rate to allocate arrangement consideration to the undelivered PCS at the inception of the arrangement and recognize such consideration ratably over the PCS term provided that the stated rate is substantive and consistent with our customary pricing practices. Historically, there has been a high correlation between the amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the amounts at which PCS is renewed.

For contracts that state a first year PCS rate, we use that stated rate to allocate arrangement consideration to the undelivered PCS at the inception of the arrangement and recognize such consideration ratably over the PCS term, provided that it is consistent with our customary pricing practices. Our customer experience based on our continual monitoring of the process has been that this stated rate is typically the rate at which PCS will be renewed and is a substantive rate. Historically, there has been a high correlation between the amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the amounts at which PCS is renewed. If our renewals history began to indicate that renewals were not highly correlated to the first year PCS amounts that we use to allocate revenue to PCS at the inception of the arrangement, then we would not be able to establish VSOE of fair value for PCS for such contracts and revenue attributable to the software license and PCS would be recognized ratably over the PCS period.

For contracts which do not state a PCS rate, we allocate a consistent percentage of the license fee to PCS in the first year of such arrangements based on a substantive rate at which our customer experience indicates customers will typically agree to renew PCS. Historically, there has been a high correlation between the mean of amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the mean of amounts at which PCS is renewed.

We allocate arrangement consideration to PCS included in a software licensing arrangement based upon contemporaneous evidence of stand-alone prices and the application of controlled processes. These controlled processes include making judgments about the amount of arrangement consideration to allocate to PCS in contracts which do not state a PCS rate. Such judgments include continual monitoring of customer acceptance of renewal rates by other customers of the same customer class and evaluating customer tolerance for rate changes from a business standpoint at the time the initial license arrangement is established. On an historical basis, the contemporaneous evidence used has enabled us to establish the first year deferral consistent with the amount at which PCS has actually been renewed in the second and subsequent years. We use these renewals, which represent separate contemporaneous sales of PCS, as a basis to establish VSOE of fair value. Our process has historically provided experience to establish VSOE for PCS due to our continual monitoring of the process. If there are changes in the customers’ acceptance of renewal rates or tolerance for rate change or our related ability to monitor and evaluate those changes, we may no longer be able to establish VSOE of fair value for PCS and accordingly revenue attributable to the software license and PCS would be recognized ratably over the PCS period.

We stratify our customers into three classes in determining VSOE of fair value for PCS. The classifications are based on the amount of software license business (i.e., software license revenues), life-to-date, that has previously been obtained from the respective customers. For each class of customer, a range of prices exists which represents VSOE of fair value for PCS for that class of customer based upon substantive renewals and our experience that there is a high correlation between the mean of amount allocated to PCS in the initial software licensing arrangement for such arrangements and the mean of amounts at which PCS is renewed.

When a PCS rate in individual arrangements is stated below the lower limits of our acceptable ranges by customer class, we allocate an amount for PCS equal to the low end of the applicable range by customer class. This adjustment allocates additional revenue from license revenue to deferred PCS revenue which is amortized over the life of the PCS contract, which is typically one year. If the stated PCS rate is above the reasonable range, no adjustment is made and the deferred PCS revenue is measured at the contracted percentage.

In determining VSOE of fair value for PCS, we conduct our analysis on the basis of customer classes as described above. We do not consider other factors, such as: geographic regions or locations; type and nature of products; distribution channel (i.e. direct and resellers); stage of licensed product life cycle; other arrangement elements; overall economics; term of the license arrangement; or other factors. We do not differentiate our pricing policies based on these factors and our customer experience has indicated no difference in customer renewal behavior based on these factors. While our renewal experience has not shown differences in renewal behavior based on these discriminate factors, it is possible that changes related to these factors or our related ability to monitor and evaluate those changes could occur. In such circumstances, we may come to the determination that we can no longer substantiate VSOE of fair value for PCS for some or all of our software license agreements and revenue related to software licenses and PCS in such agreements would be recognized ratably over the PCS period.

We recognize revenue for resellers, value added resellers, original equipment manufacturers, and strategic system integrators (collectively “resellers”) in a similar manner to our recognition of revenue for end-users.

Allowance for Doubtful Accounts  — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use our judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts over 360 days and specific accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for 2% of those receivables at February 28, 2006. In order to determine the percentage used, we analyze, on an annual basis, the geographical aging of the accounts, the nature of the receivables (i.e. license, maintenance, consulting), our historical collection experience, and current economic conditions.

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

Accounting for Income Taxes  — As an entity which operates globally, we calculate our income tax liabilities in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the probable outcome of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate as well as impact our operating results.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered forecasted taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, there is no assurance that the valuation allowance will not need to be adjusted to cover changes in deferred tax assets that may not be realized.

Our valuation allowance pertains primarily to net operating loss carryforwards. A portion of these loss carryforwards resulted from acquisitions. In the event we were to subsequently determine that we would be able to realize deferred tax assets related to acquisitions in excess of the net purchase price allocated to those deferred tax assets, we would record a credit to goodwill.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R which is a revision of SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. SFAS 123R is effective for fiscal years beginning after June 15, 2005. We adopted SFAS 123R on March 1, 2006 and elected the modified retrospective method of transition. This method of transition requires that the financial statements of all prior periods be adjusted on a basis consistent with the pro forma disclosures required in those periods by SFAS 123, the predecessor to SFAS 123R. The application of the provisions of SFAS 123R will have a significant impact on our operating income, net income and earnings per share. The pro forma impact of applying a fair value based method of accounting for stock–based compensation in accordance with SFAS 123 is disclosed in Note 1 of the Notes to the Consolidated Financial Statements.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We will incorporate SAB 107 as part of our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment to SFAS Nos. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. In addition, SFAS 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Instruments – an Amendment of SFAS No. 140 (“SFAS 156”). This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

QUARTERLY RESULTS

The following table sets out selected unaudited consolidated financial information for each quarter in fiscal 2006 and fiscal 2005.

	Fiscal 2005				Fiscal 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	($000s, except per share amounts, U.S. GAAP)

Revenue	$173,619	$185,220	$210,366	$256,326	$200,075	$212,042	$212,254	$253,129
Cost of revenue	33,271	35,077	37,660	43,124	42,194	42,717	43,665	43,147

Gross margin	140,348	150,143	172,706	213,202	157,881	169,325	168,589	209,982

Operating expenses
Selling, general, and administrative	90,645	90,371	102,377	122,811	103,013	106,241	107,330	130,495
Research and development	24,325	25,382	26,987	29,244	28,874	28,526	27,226	30,114
Amortization of acquisition-related intangibles	1,236	1,228	1,501	1,637	1,637	1,637	1,684	1,697

Total operating expenses	116,206	116,981	130,865	153,692	133,524	136,404	136,240	162,306

Operating income	$ 24,142	$ 33,162	$ 41,841	$ 59,510	$ 24,357	$ 32,921	$ 32,349	$ 47,676

Net income	$ 20,125	$ 27,599	$ 34,545	$ 54,335	$ 23,825	$ 28,719	$ 28,268	$ 43,990

Net income per share
Basic	$0.22	$0.31	$0.38	$0.60	$0.26	$0.32	$0.31	$0.49

Diluted	$0.22	$0.30	$0.37	$0.58	$0.25	$0.31	$0.31	$0.48

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, reference is made to “Market Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, and Note 9 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

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

The Board of Directors is responsible for oversight and governance of the process management follows to ensure the fulfillment of their responsibility for financial reporting and internal control. The Board is ultimately responsible for reviewing and approving the consolidated financial statements. The Board carries out this responsibility principally through its Audit Committee which is comprised of outside Directors. The Committee meets at least four times annually to review audited and unaudited financial information prior to its public release. The Committee also considers, for review by the Board of Directors and approval by the stockholders, the engagement or reappointment of the external auditors. Ernst & Young LLP has full and free access to the Audit Committee.

Management acknowledges its responsibility to provide financial information that is representative of the Corporation’s operations, is consistent and reliable, and is relevant for the informed evaluation of the Corporation’s activities.

INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, the Corporation conducted an evaluation of the effectiveness of its Internal Control based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, also known as COSO. Based on this evaluation under the COSO framework, management concluded that the Corporation’s Internal Control over Financial Reporting was effective in providing reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as of February 28, 2006.

Management’s assessment of the effectiveness of the Corporation’s Internal Control as of February 28, 2006 has been audited by Ernst & Young LLP, the Corporation’s independent registered public accounting firm. Their attestation and report are included further on in this Item 8 of this Form 10-K.

/s/ Robert G. Ashe	/s/ Tom Manley

Robert G. Ashe	Tom Manley
President and Chief Executive Officer	Senior Vice President,
Finance & Administration and
Chief Financial Officer

March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Cognos Incorporated

We have audited the accompanying consolidated balance sheets of Cognos Incorporated as of February 28, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2006. Our audits also include the financial statement schedule listed in Item 15 (a) 2. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognos Incorporated at February 28, 2006 and February 28, 2005, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cognos Incorporated’s internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2006 expressed an unqualified opinion thereon.

Ottawa, Canada	/s/ ERNST & YOUNG LLP
March 24, 2006	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Cognos Incorporated

We have audited management’s assessment, included in the accompanying “Report of Management on Financial Statements and Internal Controls over Financial Reporting”, that Cognos Incorporated maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cognos Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cognos Incorporated maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cognos Incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Cognos Incorporated and our report dated March 24, 2006 expressed an unqualified opinion thereon.

Ottawa, Canada	/s/ ERNST & YOUNG LLP
March 24, 2006	Chartered Accountants

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(US$000s except share amounts, U.S. GAAP)

		Years Ended the Last Day of February,

	Note	2006	2005	2004

Revenue
Product license		$343,247	$362,958	$286,128
Product support		371,985	320,451	274,251
Services		162,268	142,122	122,738

Total revenue		877,500	825,531	683,117

Cost of revenue
Cost of product license		6,297	3,025	4,270
Cost of product support		36,405	32,805	28,076
Cost of services		129,020	113,302	90,411

Total cost of revenue		171,722	149,132	122,757

Gross margin		705,778	676,399	560,360

Operating expenses
Selling, general, and administrative		447,080	406,204	343,366
Research and development		114,740	105,938	91,196
Amortization of acquisition-related intangible assets		6,655	5,602	7,489
Special charges	8	--	--	1,750

Total operating expenses		568,475	517,744	443,801

Operating income		137,303	158,655	116,559
Interest and other income, net		17,163	6,571	3,390

Income before taxes		154,466	165,226	119,949
Income tax provision	10	29,664	28,622	19,052

Net income		$124,802	$136,604	$100,897

Net income per share	11
Basic		$1.38	$1.51	$1.13

Diluted		$1.35	$1.47	$1.10

Weighted average number of shares (000s)	11
Basic		90,564	90,517	89,325

Diluted		92,605	93,238	91,959

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(US$000s, U.S. GAAP)

		February 28,	February 28,
	Note	2006	2005

Assets
Current assets
Cash and cash equivalents	9	$ 398,634	$ 378,348
Short-term investments	9	152,368	144,552
Accounts receivable	2	216,850	189,602
Income taxes receivable	10	1,363	1,102
Prepaid expenses and other current assets		31,978	24,373
Deferred tax assets	10	12,936	8,744

		814,129	746,721
Fixed assets, net	3	75,821	73,566
Intangible assets, net	4, 6	22,125	27,234
Other assets	9	6,096	6,378
Deferred tax assets	10	1,170	8,341
Goodwill	5, 6	225,709	221,490

		$ 1,145,050	$ 1,083,730

Liabilities
Current liabilities
Accounts payable		$ 33,975	$ 30,705
Accrued charges	6	30,799	31,047
Salaries, commissions, and related items	6	73,229	91,010
Income taxes payable	10	6,009	22,250
Deferred income taxes	10	4,118	4,279
Deferred revenue		246,562	222,585

		394,692	401,876
Deferred income taxes	10	31,378	26,033

		426,070	427,909

Commitments and Contingencies	6, 7
Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital
(2006 - 89,826,706; 2005 - 91,070,967)	11	279,943	252,561
Treasury shares (2006 - 55,970; 2005 - 46,375)		(1,563)	(1,199)
Deferred stock-based compensation		(501)	(277)
Retained earnings		436,614	402,020
Accumulated other comprehensive income		4,487	2,716

		718,980	655,821

		$ 1,145,050	$ 1,083,730

(See accompanying notes)

On behalf of the Board:

/s/ John E. Caldwell	/s/ Renato Zambonini
John E. Caldwell, Director	Renato Zambonini, Chairman

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(US$000s except share amounts, U.S. GAAP)

	Common Shares and
	Additional Paid-in Capital		Treasury Shares		Deferred		Accumulated Other
					Stock-based	Retained	Comprehensive
	Shares (000s)	Amount	Shares (000s)	Amount	Compensation	Earnings	Income/(Loss)	Total

Balances, February 28, 2003	88,125	$173,363	23	$ (501)	$(1,243)	$213,527	$(8,624)	$376,522

Issuance of stock
Stock option plans	1,959	28,640						28,640
Stock purchase plans	112	2,782						2,782
Amortization of deferred stock-based compensation	22				435			435
Fair value of options assumed		311						311
Repurchase of shares	(315)	(673)				(9,025)		(9,698)
Income tax effect related to stock options		1,844						1,844
Restricted share unit plan
Repurchase of shares, net of release			21	(564)				(564)
Units granted, net of cancellation		232			(232)			--
Amortization of deferred stock-based compensation					310			310

	89,903	206,499	44	(1,065)	(730)	204,502	(8,624)	400,582

Net income						100,897		100,897
Other comprehensive income
Foreign currency translation adjustments							7,183	7,183

Comprehensive income						100,897	7,183	108,080

Balances, February 29, 2004	89,903	$206,499	44	$(1,065)	$ (730)	$305,399	$(1,441)	$508,662

Issuance of stock
Stock option plans	2,236	43,633						43,633
Stock purchase plans	86	2,537						2,537
Amortization of deferred stock-based compensation					190			190
Repurchase of shares	(1,154)	(2,752)				(39,983)		(42,735)
Income tax effect related to stock options		2,564						2,564
Restricted share unit plan
Repurchase of shares, net of release		(201)	2	(134)				(335)
Units granted, net of cancellation		281			(281)			--
Amortization of deferred stock-based compensation					544			544

	91,071	252,561	46	(1,199)	(277)	265,416	(1,441)	515,060

Net income						136,604		136,604
Other comprehensive income
Net gain on derivative instruments							(348)	(348)
Foreign currency translation adjustments							4,505	4,505

Comprehensive income						136,604	4,157	140,761

Balances, February 28, 2005	91,071	$252,561	46	$(1,199)	$ (277)	$402,020	$ 2,716	$655,821

Issuance of stock
Stock option plans	1,257	28,116						28,116
Stock purchase plans	81	2,777						2,777
Amortization of deferred stock-based compensation		84			155			239
Repurchase of shares	(2,582)	(7,319)				(90,208)		(97,527)
Income tax effect related to stock options		3,431						3,431
Restricted share unit plan
Repurchase of shares, net of release		(526)	10	(364)				(890)
Units granted, net of cancellation		819			(819)			--
Amortization of deferred stock-based compensation					440			440

	89,827	279,943	56	(1,563)	(501)	311,812	2,716	592,407

Net income						124,802		124,802
Other comprehensive income
Net gain on derivative instruments							(1,141)	(1,141)
Foreign currency translation adjustments							2,912	2,912

Comprehensive income						124,802	1,771	126,573

Balances, February 28, 2006	89,827	$279,943	56	$(1,563)	$ (501)	$436,614	$ 4,487	$718,980

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s, U.S. GAAP)

	Years Ended the Last Day of February,

	2006	2005	2004

Cash flows from operating activities
Net income	$ 124,802	$ 136,604	$ 100,897
Non-cash items
Depreciation and amortization	29,362	26,384	30,123
Amortization of deferred stock-based compensation	679	734	745
Amortization of other deferred compensation	--	7	175
Deferred income taxes	5,971	(4,364)	5,778
Loss on disposal of fixed assets	521	413	594

	161,335	159,778	138,312
Change in non-cash working capital
Increase in accounts receivable	(30,245)	(23,734)	(5,983)
Decrease (increase) in income taxes receivable	(261)	(478)	3,341
Increase in prepaid expenses and other current assets	(7,563)	(665)	(7,545)
Increase (decrease) in accounts payable	3,409	(5,900)	(5,045)
Decrease in accrued charges	(714)	(2,891)	(11,612)
Increase (decrease) in salaries, commissions, and related items	(16,168)	23,987	7,238
Increase (decrease) in income taxes payable	(15,461)	15,510	(2,115)
Increase in deferred revenue	30,606	32,860	25,338

Net cash provided by operating activities	124,938	198,467	141,929

Cash flows from investing activities
Maturity of short-term investments	450,727	330,716	230,594
Purchase of short-term investments	(458,543)	(311,689)	(311,542)
Additions to fixed assets	(21,840)	(17,516)	(25,213)
Additions to intangible assets	(1,125)	(977)	(1,270)
Decrease (increase) in other assets	426	(6,378)	--
Acquisition costs, net of cash and cash equivalents	(4,546)	(51,887)	(1,750)

Net cash used in investing activities	(34,901)	(57,731)	(109,181)

Cash flows from financing activities
Issue of common shares	34,324	48,734	33,266
Purchase of treasury shares	(890)	(335)	(564)
Repurchase of shares	(97,527)	(42,735)	(9,698)
Decrease in long-term debt and long-term liabilities	--	--	(1,697)

Net cash provided by (used in) financing activities	(64,093)	5,664	21,307

Effect of exchange rate changes on cash	(5,658)	7,118	8,187

Net increase in cash and cash equivalents	20,286	153,518	62,242
Cash and cash equivalents, beginning of period	378,348	224,830	162,588

Cash and cash equivalents, end of period	398,634	378,348	224,830
Short-term investments, end of period	152,368	144,552	163,411

Cash, cash equivalents, and short-term investments, end of period	$ 551,002	$ 522,900	$ 388,241

(See accompanying notes)

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Cognos Incorporated (the “Corporation”) is a global leader in business intelligence and corporate performance management (“CPM”) software solutions. The Corporation’s solutions help improve business performance by enabling planned performance management through the consistent reporting and analysis of data derived from various sources. The Corporation’s integrated solutions consist of a suite of business intelligence components, performance management solutions, and analytical applications. The Corporation’s customers can strategically apply these software solutions across the extended enterprise to address their need for CPM. The solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, consolidation, reporting, analysis, and scorecarding functionality. The Corporation markets and supports these solutions both directly and through partners and resellers worldwide.

Basis of Presentation

These consolidated financial statements have been prepared by the Corporation in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”), applied on a consistent basis unless otherwise stated. Our consolidated financial statements have also been reconciled to Canadian GAAP financial statements. This reconciliation can be found in Note 16 of these Notes to the Consolidated Financial Statements.

Basis of Consolidation

These consolidated financial statements include the accounts of the Corporation and its subsidiaries.

The Corporation applies Financial Accounting Standards Boards (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46 (R)”) in respect of an undercapitalized distributor in which the Corporation has an investment and which qualifies as a variable interest entity. The adoption of FIN 46 (R) did not have a material impact on the Corporation’s financial condition or results of operations. The assets of the variable interest entity are classified as cash and cash equivalents and accounts receivable and are not material to these consolidated financial statements. The creditors of this variable interest entity have no recourse to the general credit of the Corporation.

All subsidiaries, except for the variable interest entity described above, are wholly owned. Intercompany transactions and balances have been eliminated.

Business Combinations

The Corporation accounts for acquisitions of companies in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”). The Corporation allocates the purchase price to tangible assets, intangible assets, and liabilities based on estimated fair values at date of acquisition with the excess of the purchase price amount being allocated to goodwill.

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

Revenue Recognition

The Corporation recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements (collectively “SOP 97-2”) issued by the American Institute of Certified Public Accountants.

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

Revenue from post-contract customer support (“PCS”) contracts is recognized ratably over the life of the contract, typically 12 months. Incremental costs directly attributable to the acquisition of PCS contracts, which would not have been incurred but for the acquisition of that contract, are deferred and expensed in the period the related revenue is recognized. These costs include commissions payable on sales of support contracts.

Many of the Corporation’s sales include both software and services. The services are not essential to the functionality of any other element of the transaction and are stated separately such that the total price of the arrangement is expected to vary as a result of the inclusion or exclusion of the service. Accordingly services revenue from education, consulting, and other services is recognized at the time such services are rendered, and the software element is accounted for separately from the service element.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

As required by SOP 97-2, the Corporation establishes VSOE of fair value for each element of a contract with multiple elements (i.e., delivered and undelivered products, support obligations, education, consulting, and other services). The Corporation determines VSOE for service elements based on the normal pricing and discounting practices for those elements when they are sold separately. For PCS, VSOE of fair value is based on the PCS rates contractually agreed to with customers, if the rate is consistent with our customary pricing practices. Absent a stated PCS rate, a consistent rate which represents the price when PCS is sold separately based on PCS renewals is used.

We have historically used two forms of contract terms regarding PCS: contracts which include a stated PCS rate (either a stated renewal rate or a stated rate for the first year PCS bundled with the software license); and contracts which do not state a PCS rate. For contracts which include a stated renewal rate, we use the contractually stated renewal rate to allocate arrangement consideration to the undelivered PCS at the inception of the arrangement and recognize such consideration ratably over the PCS term provided that the stated rate is substantive and consistent with our customary pricing practices. Historically, there has been a high correlation between the amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the amounts at which PCS is renewed.

For contracts that have a stated first year PCS rate, we use such stated prices to allocate arrangement consideration to the undelivered PCS at the inception of the arrangement and recognize such consideration ratably over the PCS term, provided that it is substantive and consistent with our customary pricing practices, as this is typically the rate at which PCS will be renewed. Historically, there has been a high correlation between the amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the amounts at which PCS is renewed.

For contracts which do not state a PCS rate, we allocate a consistent percentage of the license fee to PCS in the first year of such arrangements based on a substantive rate at which our customer experience indicates customers will typically agree to renew PCS. Historically, there has been a high correlation between the mean of amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the mean of amounts at which PCS is renewed.

We stratify our customers into three classes in determining VSOE of fair value for PCS. The classifications are based on the amount of software license business (i.e., software license revenues), life-to-date, that has previously been obtained from the respective customers. For each class of customer, a range of prices exists which represents VSOE of fair value for PCS for that class of customer.

When PCS in individual arrangements is stated below the lower limits of our acceptable ranges by customer class, we adjust the percentage allocated for support upwards to the low end of the applicable range by customer class. This adjustment allocates additional revenue from license revenue to deferred PCS revenue which is amortized over the life of the PCS contract, which is typically one year. If the stated PCS is above the reasonable range, no adjustment is made and the deferred PCS revenue is measured at the contracted percentage.

The Corporation recognizes revenue for resellers in a similar manner to revenue for end-users. The Corporation recognizes revenue on physical transfer of the master copy to the reseller if the license fee is a one-time up-front fixed irrevocable payment and all other revenue recognition criteria have been met. If there are multiple license fee payments based on the number of copies made or ordered, delivery occurs and revenue is recognized when the copies are licensed and delivered to an end-user. It is the Corporation’s general business practice not to offer or agree to exchanges or returns with resellers. If a reseller is newly formed, undercapitalized or in financial difficulty, or if uncertainties about the number of copies to be sold by the reseller exist, revenue is deferred and recognized when cash is received if all other revenue recognition criteria have been met.

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

Intangible Assets

This category consists of acquired technology and contractual relationships associated with various acquisitions, as well as trademarks and patents.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions or on the estimated cost to develop the technology internally. Acquired technology is amortized over its estimated useful life on a straight-line basis.

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

Deferred Software Development Costs

Development costs incurred internally in creating computer software to be sold, licensed, or otherwise marketed, are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research costs are expensed as incurred. For costs that are capitalized, the amortization is the greater of the amount calculated using either (i) the ratio that the appropriate product’s current gross revenues bear to the total of current and anticipated future gross revenues for that product, or (ii) the straight-line method over the remaining economic life of the product. Such amortization is recorded over a period not exceeding three years. The Corporation reassesses whether it has met the relevant criteria for continued deferral and amortization at each reporting date. The Corporation did not capitalize any costs of internally-developed computer software to be sold, licensed, or otherwise marketed, and recognized no amortization expense in fiscal 2006, 2005, and 2004.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Goodwill

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net tangible and intangible assets acquired. The Corporation accounts for goodwill in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill is not amortized, but is subject to annual impairment tests based on the market capitalization of the Corporation in accordance with the pronouncement.

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

Accounting for Stock Option, Stock Purchase, and Restricted Share Unit Plans

The Corporation applies Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock option, stock purchase, and restricted share unit plans. Except for certain options assumed on the acquisition of Adaytum, Inc. (“Adaytum”) in fiscal 2003 where compensation cost has been recognized in the financial statements over the vesting period of those options, the exercise price of all stock options is equal to the market price of the stock on the trading day preceding the date of grant. With the exception of the options assumed on the Adaytum acquisition, no compensation cost has been recognized in the financial statements. The fair value of each restricted share unit is calculated at the date of grant. Compensation cost relating to the restricted share unit plan is recognized in the financial statements over the vesting period.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, in accordance with FASB Statement No. 123, Accounting for Stock-based Compensation (“SFAS 123”), stock-based compensation costs would have reduced net income, basic net income per share, and diluted net income per share as indicated in the table below:

(000s, except per share amounts)	2006	2005	2004

Net income:
As reported	$124,802	$136,604	$100,897
Add: Stock-based employee compensation included above	679	734	745
Less: Stock-based employee compensation using fair value based method	(16,905)	(15,864)	(20,976)

Pro forma	$108,576	$121,474	$ 80,666

Basic net income per share:
As reported	$1.38	$1.51	$1.13
Add: Stock-based employee compensation included above	0.01	0.01	0.01
Less: Stock-based employee compensation using fair value based method	(0.19)	(0.18)	(0.24)

Pro forma	$1.20	$1.34	$0.90

Diluted net income per share:
As reported	$1.35	$1.47	$1.10
Add: Stock-based employee compensation included above	0.01	0.01	0.01
Less: Stock-based employee compensation using fair value based method	(0.19)	(0.18)	(0.23)

Pro forma	$1.17	$1.30	$0.88

Weighted average number of shares:
Basic	90,564	90,517	89,325

Diluted	92,605	93,238	91,959

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

For purposes of computing pro forma net income, the fair value of the options granted during fiscal 2006 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted average assumptions were used:

	2006	2005	2004

Risk-free interest rates	3.8%	3.2%	2.9%
Expected volatility	33%	51%	57%
Dividend yield	0%	0%	0%
Expected life of options (years)	3.8	4.3	4.3

For purposes of the pro forma disclosures, the expected volatility assumptions used by the Corporation prior to this fiscal year have been based solely on the historical volatility of the Corporation’s common stock over the most recent period commensurate with the estimated expected life of the Corporation’s stock options. Beginning in fiscal 2006, the Corporation has modified this approach to consider other relevant factors, including implied volatility in market traded options on the Corporation’s common stock and the impact of unusual fluctuations on the historical volatility of the Corporation’s common stock not reasonably expected to recur. The Corporation will continue to monitor these and other relevant factors in developing the expected volatility assumption used to value future awards.

In December 2004, FASB issued Statement No. 123 (Revised), Share-based Payment (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions (including stock options) in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. See Note 14 “New Accounting Pronouncements” for further discussion on SFAS 123R.

2.    ACCOUNTS RECEIVABLE

Accounts receivable include an allowance for doubtful accounts of $7,565,000 and $8,797,000 as of February 28, 2006 and February 28, 2005, respectively.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

3.    FIXED ASSETS

	2006		2005

	Cost	Accumulated Depreciation and Amortization	Cost	Accumulated Depreciation and Amortization	Depreciation/ Amortization Rate

	($000s)		($000s)
Computer equipment and software	$ 111,801	$ 90,960	$ 100,708	$ 79,171	33%
Office furniture	49,120	33,644	44,505	29,262	20–30%
Building and					Life of
leasehold improvements	31,813	17,834	26,763	14,151	improvement/
					lease term
Land	1,043	--	964	--	--
Building	31,511	7,029	28,582	5,372	2.5–4%

	225,288	$149,467	201,522	$127,956

Accumulated depreciation and
amortization	(149,467)		(127,956)

Net book value	$ 75,821		$ 73,566

Depreciation and amortization of fixed assets was $21,888,000, $20,152,000, and $22,238,000 in each of fiscal 2006, 2005, and 2004, respectively.

4.   INTANGIBLE ASSETS

	2006		2005

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired technology	$ 41,611	$28,194	$ 40,419	$22,688	20%
Contractual relationships	9,654	3,328	9,608	2,179	12.5%
Trademarks and patents	5,724	3,342	4,597	2,523	20%

	56,989	$34,864	54,624	$27,390

Accumulated amortization	(34,864)		(27,390)

Net book value	$ 22,125		$ 27,234

During fiscal 2006, acquired technology and contractual relationships increased by $1,192,000 and $46,000, respectively, resulting from the acquisitions of Databeacon Inc. (“Databeacon”) and Digital Aspects Holdings Ltd (“Digital Aspects”) (See Note 6 “Acquisitions”). During fiscal 2005, acquired technology and contractual relationships increased by $7,038,000 and $1,808,000, respectively, resulting from the acquisition of Frango AB (“Frango”). Trademarks and patents increased by $1,127,000 and $977,000 in fiscal 2006 and 2005, respectively.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The amortization of trademarks and patents is included in selling, general, and administrative expenses and the amortization of acquired technology and contractual relationships is included in income as amortization of acquisition-related intangibles. The following table sets forth the allocations:

	2006	2005	2004

	($000s)
Amortization of acquisition-related intangibles	$6,655	$5,602	$7,489
Selling, general, and administrative expenses	819	630	571

Total	$7,474	$6,232	$8,060

The estimated amortization expense related to intangible assets in existence as at February 28, 2006, over the next five years is as follows: ($000s)

2007	$7,561
2008	6,903
2009	3,377
2010	2,592
2011	1,692

5.    GOODWILL

There were net additions to goodwill of $4,219,000 and $49,167,000 during fiscal 2006 and 2005, respectively. The increase in fiscal 2006 was the result of the acquisitions of Databeacon and Digital Aspects partially offset by adjustments to the estimated restructuring accrual adopted as a result of the acquisition of Frango (See Note 6 “Acquisitions”). The additions during fiscal 2005 related to the acquisitions of Frango and Optima Analytical Solutions SA (“Optima”) partially offset by a reduction to the goodwill related to the acquisition of Adaytum. This reduction to goodwill resulted from adjustments to the restructuring accrual and a reduction in the valuation allowance on deferred taxes related to Adaytum loss carryforwards as their realization became more likely than not.

The changes in goodwill for fiscal 2006 and 2005 are summarized below:

($000s)	2006	2005

Beginning balance	$221,490	$172,323
Additions to goodwill related to current year acquisitions	5,471	54,146
Adjustments to goodwill from prior years acquisitions	(1,252)	(4,979)

Closing balance	$225,709	$221,490

In accordance with the pronouncements of SFAS 142, goodwill is not amortized but is subject to an annual impairment test. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test. The Corporation performed the required impairment tests of goodwill as of March 1, 2006 and 2005. Based on these tests, goodwill is not considered to be impaired.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

6.    ACQUISITIONS

Fiscal 2006 Acquisitions

In September 2005, the Corporation acquired Databeacon and Digital Aspects. Databeacon was a mid-market business analytics and reporting company, based in Ottawa, Canada. The Corporation purchased Databeacon primarily to complement its research and development workforce in the Ottawa area. Digital Aspects was an early stage business intelligence company based in the United Kingdom. The Corporation purchased Digital Aspects primarily to incorporate its software, which addresses the need for real time access to corporate data, into the Corporation’s product suite.

The aggregate purchase consideration for Databeacon and Digital Aspects was approximately $4,878,000 paid in cash and deferred consideration of $674,000, which was included in accrued charges on the balance sheet at the date of acquisition. Included in the Databeacon share purchase agreement was $436,000 of restricted share units granted to employees of Databeacon. The Digital Aspects agreement stipulates that the shareholders of Digital Aspects will receive a maximum of $750,000 in contingent consideration over a two year period ending September 30, 2007 if certain performance thresholds are met. Both the restricted share units and the contingent consideration are conditioned on the continued tenure of these employees and therefore will be accounted for as compensation expense as earned. Direct costs associated with these acquisitions were approximately $537,000.

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

In the allocation of purchase price, $5,471,000 was assigned to goodwill. This represents the excess of the aggregate purchase price paid for Databeacon and Digital Aspects over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with the Corporation’s accounting policy (See Note 1 “Summary of Significant Accounting Policies”). The goodwill is not deductible for tax purposes.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

In accordance with SFAS 141, the total consideration paid for these acquisitions was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below:

($000s)	Databeacon Inc. and Digital Aspects Holdings Ltd.

Assets acquired:
Cash	$ 201
Accounts receivable, net	216
Intangibles assets	1,238
Deferred tax assets	422
Other assets	344

2,421

Liabilities assumed:
Accrued charges	1,678
Deferred revenue	229
Deferred tax liabilities	433

2,340

Net assets acquired	81
Goodwill	5,471

Purchase price	$5,552

Purchase price consideration
Cash	$4,878
Deferred consideration	674

$5,552

The purchase price allocation for these acquisitions is not yet finalized including the valuation of the tax assets and liabilities and, as a result, there may be unresolved contingencies, or additional liabilities that could result in a material adjustment to the acquisition cost allocation. The purchase price allocation may also change if deferred tax assets related to loss carryforwards are realized (See Note 10 “Income Taxes”).

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

Of the total purchase price, $8,846,000 was allocated to intangible assets, subject to amortization. Of this amount, $7,038,000 was allocated to acquired technology and $1,808,000 was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for the acquired technology is five years whereas the amortization period for the contractual relationships is approximately eight years. The weighted average amortization for these intangible assets acquired is approximately six years. The fair values of these intangible assets were assigned using the discounted cash flow method, which discounts the present value of the free cash flows expected to be generated by the assets. The amortization periods were determined using the estimated economic useful life of the asset.

In the allocation of the purchase price, $51,823,000 was assigned to goodwill. This represents the excess of the purchase price paid for Frango over the fair value of the net tangible and identifiable intangible assets acquired.

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

In accordance with SFAS 141, the total consideration paid for these acquisitions was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as follows:

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

The Corporation undertook a restructuring plan in conjunction with the acquisition of Frango. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Business Combination (“EITF 95-3”), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. This restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. The employee separations impacted all functional groups, primarily in Europe. The restructuring accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments will be paid by the end of fiscal 2007. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exists that would result in a material adjustment to the acquisition cost allocation.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

($000s)	Employee separations	Other restructuring accruals	Total

Restructuring accrual	$ 3,103	$ 2,342	$ 5,445
Cash payments	(388)	(225)	(613)
Foreign exchange adjustment	198	144	342

Balance as at February 28, 2005	$ 2,913	$ 2,261	$ 5,174
Adjustments	(165)	(471)	(636)
Cash payments	(2,122)	(1,112)	(3,234)
Foreign exchange adjustments	(349)	(197)	(546)

Balance as at February 28, 2006	$ 277	$ 481	$ 758

The Corporation has elected not to disclose pro-forma combined results of operations as they are not material to the consolidated financial statements.

Fiscal 2004 Acquisitions

In February 2004, the Corporation acquired Softa Group Limited (“Softa”) and certain assets of Business Planning Solutions Pte. Ltd. (“BPS”). Softa was a consulting services company, based in Oxford, England. Softa specialized in strategy formulation and key performance indicators measurement consulting. BPS was a distributor of information technology solutions in countries across Southeast Asia, including Singapore, Hong Kong, Thailand, and Malaysia.

The aggregate purchase consideration of Softa and certain assets of BPS was approximately $1,047,000 paid in cash and a note payable of $1,498,000, which was included in accrued charges on the balance sheet at the date of acquisition. Direct costs associated with these acquisitions were approximately $638,000. The Softa agreement stipulated that the shareholders of Softa would receive a maximum of $5,000,000 in contingent consideration over a three year period ending February 28, 2007 if certain performance thresholds are met. These payments are conditioned on the continued tenure of the shareholders and therefore will be accounted for as compensation expense as earned. The Corporation had accrued $1,118,000 and $637,000 at February 28, 2006 and February 28, 2005, respectively, in relation to this contingent consideration.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

In conjunction with the acquisition of Teijin Cognos Incorporated (“TCI”) in fiscal 2002, the Corporation paid approximately $600,000 to the former shareholders of TCI related to additional consideration based on net revenue for fiscal 2004. As a result, $600,000 was added to the purchase of TCI and allocated to goodwill.

7.    COMMITMENTS AND CONTINGENCIES

Certain of the Corporation’s offices, computer equipment, and vehicles are leased under various terms. The annual aggregate lease expense in each of fiscal 2006, 2005, and 2004, was $22,017,000, $22,363,000, and $21,287,000, respectively.

The aggregate amount of payments for these operating leases, in each of the next five fiscal years and thereafter, is approximately as follows: ($000s)

2007	$19,071
2008	17,576
2009	14,286
2010	12,391
2011	10,521
Thereafter	14,916

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

Customer Indemnification and Guarantees

The Corporation has entered into licensing agreements with customers that include limited intellectual property indemnification clauses. These clauses are typical in the software industry and require the Corporation to compensate the customer for certain liabilities and damages incurred as a result of third party intellectual property claims arising from these transactions. The Corporation also issues letters of credit for a range of global contingent and firm obligations including insurance, custom obligations, real estate leases, and support obligations. The Corporation has not made any significant payments as a result of these indemnification clauses or letters of credit and, in accordance with FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, has not accrued any amounts in relation to these items.

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

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

9.    FINANCIAL INSTRUMENTS

Long-Term Investment

During fiscal 2005, the Corporation acquired an interest in Composite Software, Inc. for an aggregate amount of $4,611,000. This investment is accounted for using the cost method as it is less than 20% and is included in other assets on the balance sheet.

Derivative Financial Instruments

The Corporation’s policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. In line with this objective, the Corporation may enter into foreign exchange forward contracts to hedge specific transactions and portions of the net investment in various subsidiaries.

The Corporation enters into foreign exchange forward contracts with major Canadian chartered banks, and therefore does not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

Cash Flow Hedges

During fiscal 2005, the Corporation entered into cash flow hedges in order to offset the risk associated with the effects of a foreign currency exposure related to an intercompany loan, and the corresponding interest payments, between subsidiaries with different functional currencies. The accounting for cash flow hedges requires that derivatives be carried at fair value with the effective portion of the derivative’s gain or loss recorded in other comprehensive income and subsequently recognized in earnings in the same period or periods that the hedged forecasted item affects earnings. The foreign exchange gain or loss related to the interest payments on the intercompany loan will be taken into income in the year the interest is recognized. Since the revaluation of the loan at each reporting date will affect income, any foreign exchange gain or loss on the revaluation will be offset by the gain or loss on the hedge. The difference between the spot rate and the forward rate at the inception of the hedges is inherently ineffective and therefore will be taken into income over the life of the forward contracts and will be included with interest and other income, net.

As of February 28, 2006, the Corporation had cash flow hedges, with maturity dates between February 28, 2007 and January 14, 2008 to exchange the U.S. dollar equivalent of $68,602,000 in foreign currency. As of February 28, 2005, the Corporation had cash flow hedges, with maturity dates between February 28, 2006 and January 14, 2008 to exchange the U.S. dollar equivalent of $78,783,000 in foreign currency. At February 28, 2006, the Corporation had an unrealized gain of $2,434,000 on these hedge contracts. At February 28, 2005, the Corporation had an unrealized loss of $1,764,000 on these hedge contracts.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The amounts recorded to net interest and other income with respect to the cash flow hedges were a net charge of $640,000 and $24,000 in fiscal 2006 and fiscal 2005, respectively.

Net Investment Hedges

As the Corporation has seen marginal value from hedging the net investment of various subsidiaries, it did not renew these hedges once they matured in fiscal 2005. The exchange gains and losses recorded on translation of the subsidiaries financial statements were partially offset by the gains and losses attributable to the applicable foreign exchange forward contract. Realized and unrealized gains and losses from effective hedges were not included in income but were shown in the cumulative translation adjustment account included in other comprehensive income. Any gains or losses related to ineffective portions of hedges would have been included in income.

During fiscal 2005 and 2004, all of the Corporation’s net investment hedges were effective and, as a result, no gains or losses from these hedges were included in income. The amounts recorded to the cumulative translation adjustment account with respect to the net investment hedges were a net gain of $1,004,000 in fiscal 2005, and a net loss of $3,319,000 in fiscal 2004.

The Corporation did not have any net investment hedges at February 28, 2006 or February 28, 2005.

Other Derivative Financial Instruments

The Corporation may enter into foreign exchange contracts for specific transactions that it chooses not to designate as a hedge for accounting purposes. These forward exchange contracts are carried at fair value with any gain or loss included in income. At February 28, 2006, the Corporation had one such contract outstanding to exchange the U.S. dollar equivalent of $2,720,000. The Corporation entered into this contract to offset the foreign exchange risk on a trade account receivable that was not in the functional currency of one of its subsidiaries. The estimated fair value of this hedge contract at February 28, 2006 was not material. The Corporation did not have any forward contracts that it had not designated as hedges for accounting purposes at February 28, 2005.

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

All the Corporation’s short-term investments as of February 28, 2006 and February 28, 2005 had maturity dates before the end of August of their respective years. The Corporation’s cash, cash equivalents, and short-term investments are denominated predominantly in U.S. dollars, British pound, euro, and Canadian dollars.

The Corporation has an unsecured credit facility, subject to annual renewal. The credit facility permits the Corporation to borrow funds or issue letters of credit or guarantee up to an aggregate of Cdn $12,500,000 (U.S. $10,984,000), subject to certain covenants. As of February 28, 2006 and February 28, 2005, there were no direct borrowings under the Corporation’s credit facility.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

There is no concentration of credit risk related to the Corporation’s position in trade accounts receivable. Credit risk, with respect to trade receivables, is minimized because of the Corporation’s large customer base and its geographical dispersion (see Note 13 “Segmented Information”).

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

10.    INCOME TAXES

Details of the income tax provision (recovery) are as follows:

($000s)	2006	2005	2004

Current
Canadian	$ 9,376	$18,410	$ (150)
Foreign	15,526	15,349	16,740

	24,902	33,759	16,590

Deferred
Canadian	3,716	(1,650)	2,880
Foreign	1,046	(3,487)	(418)

	4,762	(5,137)	2,462

Income tax provision	$29,664	$28,622	$19,052

The reported income tax provision differs from the amount computed by applying the Canadian rate to income before income taxes. The reasons for this difference and the related tax effects are as follows:

($000s)	2006	2005	2004

Expected Canadian tax rate	36.0%	36.0%	36.0%

Expected tax provision	$ 55,608	$ 59,481	$ 43,184
Tax rate differences	(12,774)	(17,959)	(16,472)
Net change in valuation allowance and other income tax
benefits earned*	(3,868)	(6,528)	(1,062)
Investment tax credit	(14,169)	(11,881)	(10,778)
Non-deductible expenses and non-taxable income	1,627	3,261	2,118
Withholding tax on foreign income	3,255	2,202	2,023
Other	(15)	46	39

Reported income tax provision	$ 29,664	$ 28,622	$ 19,052

*	The operating tax loss carryforwards (net of valuation allowance) acquired on acquisitions do not affect the income statement as amounts are allocated to these operating tax loss carryforwards in the purchase price allocation.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Significant components of the Corporation’s deferred tax assets and liabilities as of February 28, 2006 and February 28, 2005 are as follows:

($000s)	2006	2005

Deferred tax assets
Net operating tax loss carryforwards	$ 6,386	$ 11,880
Deferred revenue	—	2,205
Reserves	12,225	9,501
Foreign tax credits	2,300	—
Book and tax differences on assets	470	194
Other	—	136

Total deferred tax assets	21,381	23,916
Valuation allowance for deferred tax assets	(5,043)	(4,442)

Net deferred tax assets	16,338	19,474

Deferred tax liabilities
Book and tax differences on assets	9,702	10,154
Reserves and allowances	24,297	19,496
Investment tax credits	3,729	3,051

Total deferred tax liabilities	37,728	32,701

Net deferred income tax liability	$(21,390)	$(13,227)

Net operating tax loss carryforwards and the valuation allowance for deferred tax assets for fiscal 2006 and 2005 include net operating loss carryforwards applicable to acquisitions.

The net change in the total valuation allowance for the years ended February 28, 2006 and February 28, 2005 was an increase of $601,000 and a decrease of $4,741,000, respectively.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income in certain legal entities. Although realization is not assured, the Corporation believes it is more likely than not that the net amount of the deferred tax asset will be realized. However, this estimate could change in the near term as future taxable income in these certain legal entities changes.

As of February 28, 2006, the Corporation had net operating loss carryforwards of approximately $19,348,000 of which $7,526,000 are attributable to an acquisition during fiscal 2003 and $5,796,000 are attributable to an acquisition during fiscal 2005. These acquisition related net operating loss carryforwards have a tax effected value of $4,074,000 against which the Corporation has provided a valuation allowance of $2,613,000. If circumstances change and usage of the net operating loss carryforwards becomes more likely than not, the tax benefit of the carryforwards attributable to the acquisition, to which the purchase price has not been allocated, will be accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

The Corporation’s net operating loss carryforwards expire as follows:

($000s)

2014 - 2024	$ 8,037
Indefinitely	11,311

$19,348

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Income before taxes attributable to all non-Canadian operations was $74,328,000, $74,430,000, and $86,316,000, in each of fiscal 2006, 2005, and 2004, respectively.

The Corporation has provided for foreign withholding taxes on the portion of the undistributed earnings of non-Canadian subsidiaries expected to be remitted.

Income taxes paid were $40,301,000, $17,320,000, and $19,778,000, in each of fiscal 2006, 2005, and 2004, respectively.

11.    STOCKHOLDERS’ EQUITY

Capital Stock

The authorized capital of the Corporation consists of an unlimited number of common shares, without nominal or par value.

Share Repurchase Programs

The share repurchases made in the past three fiscal years were made on The Nasdaq Global Market and on The Toronto Stock Exchange as part of a normal course issue bid through The Toronto Stock Exchange. In fiscal 2006, 2,582,000 shares for an aggregate purchase price of $97,527,000 were repurchased. In fiscal 2005, 1,154,000 shares for an aggregate purchase price of $42,735,000 were repurchased. The Corporation repurchased 315,000 shares at an aggregate price of $9,698,000 during fiscal 2004. The bid has historically been adopted in October of each year for a period of one year. It allows the Corporation to purchase no more than 5% of the issued and outstanding shares of the Corporation on the date the plan is adopted. The October 2005 program limits the repurchases to a maximum of $100 million. The bid does not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq Global Market or The Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. The Corporation cancels all shares repurchased under the share repurchase program.

The details of the share repurchases are as follows:

	2006		2005		2004

	Shares	Cost	Shares	Cost	Shares	Cost

	(000s)	($000s)	(000s)	($000s)	(000s)	($000s)

October 2003 program	--	$ --	687	$23,474	315	$9,698
October 2004 program	1,581	60,935	467	19,261	--	--
October 2005 program	1,001	36,592	--	--	--	--

	2,582	$97,527	1,154	$42,735	315	$9,698

The amount paid to acquire the shares over and above the average carrying value has been charged to retained earnings.

Stock Option Plans

As of February 28, 2006, the Corporation had stock options outstanding under three plans: 4,960,000 pertain to the 2003-2008 Stock Option Plan (“2003 Plan”); 6,080,000 pertain to the 1997–2002 Stock Option Plan (“1997 Plan”); and 215,000 pertain to stock options issued pursuant to the Adaytum 1999 Stock Option Plan (“Adaytum Plan”) which the Corporation assumed in accordance with the terms of the merger agreement between Adaytum and the Corporation.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

There were 1,760,000 shares of common stock originally reserved by the Board of Directors for issuance under the 2003 Plan, which was approved by the Corporation’s shareholders in June 2003. In each of June 2005 and June 2004, shareholders approved an additional 1,800,000 shares of common stock to be reserved. It is intended that additional shares will be issued under the 2003 Plan but only after being approved by shareholders. Options can be granted to officers and employees at such times and under such terms as established by the 2003 Plan. Options can be fully exercisable on the date of grant or may be exercisable in installments. Options will expire not later than 5 years from the date of grant or any shorter period as may be determined. All options are priced at the market price of the Corporation’s shares on The Toronto Stock Exchange or, if that price is not available, the price on The Nasdaq Global Market on the trading day preceding the date of grant. Options under this plan were granted to officers and employees in fiscal 2004, 2005, and 2006. Substantially all options granted under the 2003 Plan vest equally over four years from the date of grant.

There were 14,000,000 shares of common stock originally reserved by the Board of Directors for issuance under the 1997 Plan, which was approved by the Corporation’s shareholders in June 1997. Options were granted to directors, officers, and employees at such times and under such terms as established by the 1997 Plan. Options may have been fully exercisable on the date of grant or may have been exercisable in installments. Options will expire not later than 10 years from the date of grant or any shorter period as may be determined. All options were priced at the market price of the Corporation’s shares on The Toronto Stock Exchange on the trading day preceding the date of grant. Options were granted to employees, executive officers, and directors in each of 1998, 1999, 2000, 2001, and 2002. Substantially all options vest equally in April of the next four years after the date of grant and expire in April of the seventh year after the date of grant. The 1997 Plan expired on May 1, 2002.

Pursuant to the terms of the merger agreement between Adaytum and the Corporation which became effective on January 10, 2003 (“Effective Date”), the Corporation agreed to assume Adaytum options issued under the Adaytum Plan under which the Corporation could be required to issue up to 839,000 common shares of the Corporation. Option holders consisted of Adaytum employees holding “out-of-the-money” vested and unvested stock options and “in-the-money” but unvested stock options. The number and grant price of the Adaytum options which became options to purchase shares of the Corporation were adjusted based on the fair market value of the Adaytum common shares on the Effective Date, and the average closing price of Cognos shares for the five days prior to the Effective Date. The vesting schedule and expiry dates of “in-the-money” but unvested Adaytum options were assumed in accordance with their terms, and expire not later than 2012; the vesting schedule and expiry date of the “out-of-the-money” Adaytum options which were assumed were reset to vest equally over four years from the Effective Date and expire not later than 2011. No further options will be granted under the Adaytum Plan, which expires on December 31, 2008.

(000s)	Reserved	Outstanding February 28, 2006

The 2003 Plan	5,360	4,960
The 1997 Plan	14,000	6,080
The Adaytum Plan	839	215

	20,199	11,255

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Activity in the stock option plans for fiscal 2006, 2005, and 2004 was as follows:

	2006		2005		2004

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

	(000s)		(000s)		(000s)
Outstanding, beginning of year	11,190	$28.93	11,998	$25.89	13,072	$19.37
Granted	2,032	35.54	1,899	29.80	1,568	27.52
Exercised	(1,257)	22.36	(2,236)	19.52	(1,959)	14.62
Forfeited	(710)	34.32	(471)	31.13	(683)	28.68

Outstanding, end of year	11,255	32.60	11,190	28.93	11,998	25.89

Options exercisable at year end	6,661		5,862		5,552

Weighted average per share
fair value of options
granted during the year		$ 9.45		$13.22		$13.10

Fair value of the options granted during FY06 was estimated using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes model.

The following table summarizes significant ranges of outstanding and exercisable options held by directors, officers, and employees as of February 28, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

	(000s)	(Years)		(000s)
$ 5.44 - $22.26	901	2.1	$17.41	898	$17.41
$22.31 - $29.90	2,073	3.3	24.60	1,633	23.35
$31.50 - $33.10	3,113	3.5	32.12	1,977	31.95
$33.29 - $36.97	2,198	3.8	34.59	503	34.75
$37.33 - $49.92	2,871	3.2	41.40	1,551	44.55
$50.08 - $61.78	99	2.5	54.68	99	54.68

	11,255	3.3	32.60	6,661	31.36

Restricted Share Unit Plan

The Board of Directors of the Corporation adopted the Cognos Incorporated 2002-2015 Restricted Share Unit Plan pursuant to which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. The shareholders of the Corporation approved amendments to the plan in June 2005. The amended plan has a termination date of September 30, 2015. Under the plan, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant awards of restricted share units to participants, up to an aggregate of 3,000,000 restricted share units. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit will be exchangeable for one common share of the Corporation. The vesting of restricted share units typically occurs over a period of four years. The common shares for which restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Activity in the restricted share unit plan for fiscal 2006, 2005, and 2004 was as follows:

	2006		2005		2004

	Restricted Share Units	Weighted Average Grant Day Fair Value	Restricted Share Units	Weighted Average Grant Day Fair Value	Restricted Share Units	Weighted Average Grant Day Fair Value

	(000s)		(000s)		(000s)
Outstanding, beginning of year	36	$33.50	29	$28.09	23	$23.47
Granted	24	35.52	20	32.61	21	28.24
Delivered	(15)	35.42	(7)	28.70	--	--
Forfeited	(2)	32.49	(6)	28.99	(15)	24.13

Outstanding, end of year	43	37.05	36	33.50	29	28.09

Compensation expense related to the Corporation’s restricted share unit plan, net of forfeitures, was $440,000, $544,000, and $310,000 in fiscal 2006, 2005, and 2004, respectively.

The Corporation recorded deferred stock-based compensation for the restricted share unit plan of $819,000, $281,000, and $232,000, in fiscal 2006, 2005, and 2004, respectively.

Employee Stock Purchase Plan

The Cognos Employee Stock Purchase Plan was approved by the Corporation’s shareholders in July 1993 and has been amended four times, in 1997, 1999, 2002, and 2005. This amended plan terminates on November 30, 2008. Under the plan, 3,000,000 common shares are reserved for issuance. A participant in the Employee Stock Purchase Plan authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (“Purchase Period”) and, on the first trading day following the end of any Purchase Period, these deductions are applied toward the purchase of common shares. The purchase price per share is ninety (90) percent of the lesser of the fair market value of Cognos stock on the Toronto Stock Exchange as of the beginning and the end of the Purchase Period. All full-time and part-time permanent employees may participate in the plan.

Net Income per Share

The dilutive effect of stock options is excluded under the requirements of FASB Statement No. 128, Earnings per Share, for calculating basic net income per share, but is included in the calculation of diluted net income per share.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The reconciliation of the numerator and denominator for the calculation of net income per share and diluted net income per share is as follows:

(000s, except per share amounts)	2006	2005	2004

Net Income per Share
Net income	$124,802	$136,604	$100,897

Weighted average number of shares outstanding	90,564	90,517	89,325

Net income per share	$1.38	$1.51	$1.13

Diluted Net Income per Share
Net income	$124,802	$136,604	$100,897

Weighted average number of shares outstanding	90,564	90,517	89,325
Dilutive effect of stock options*	2,041	2,721	2,634

Adjusted weighted average number of shares outstanding	92,605	93,238	91,959

Diluted net income per share	$1.35	$1.47	$1.10

*All anti-dilutive options have been excluded. The average number of anti-dilutive options was 2,070,000, 1,632,000, and 2,891,000 for fiscal 2006, 2005, and 2004, respectively.

12.    PENSION PLANS

The Corporation operates a Retirement Savings Plan for its Canadian employees and also operates various other defined contribution pension plans for its non-Canadian employees. The Corporation contributes amounts related to the level of employee contributions for both types of plans.

The pension costs in fiscal 2006, 2005, and 2004 were $12,573,000, $11,034,000, and $7,770,000, respectively. The increase in pension costs in fiscal 2006 and fiscal 2005 as compared to fiscal 2004 is primarily attributable to the Corporation assuming the cost of the Frango pension plans.

13.    SEGMENTED INFORMATION

The Corporation operates in one business segment—computer software solutions. This segment engages in business activities from which it earns license, support, and services revenue, and incurs expenses. Within this business segment, the Corporation develops, markets, and supports business intelligence and CPM solutions. The Corporation’s solutions help improve business performance by enabling planned performance management, through the consistent reporting and analysis of data derived from various sources. The Corporation’s integrated solutions consist of a suite of business intelligence components, performance management solutions, and analytical applications. The Corporation’s customers can strategically apply these software solutions across the extended enterprise to address their need for CPM. The solution for CPM allows users to effectively manage the full business cycle with planning, budgeting, consolidation, reporting, analysis, and scorecarding products. Cognos products are distributed both directly and through resellers worldwide.

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

The accounting policies for the segment are the same as those described in Note 1 “Summary of Significant Accounting Policies”. The required financial information for segment profit and segment assets is the same as that presented in the Consolidated Financial Statements. Geographic information is as follows:

($000s)	2006	2005	2004

Revenue to external customers*
U.S.A.	$442,850	$416,065	$343,556
Canada	64,989	61,698	53,373
United Kingdom	82,018	88,266	73,700
Europe	212,486	188,128	154,341
Asia/Pacific	75,157	71,374	58,147

	$877,500	$825,531	$683,117

* Revenue is attributed to countries based on location of customer

	2006	2005

Fixed assets
Canada	$51,349	$49,189
U.S.A.	8,886	10,175
Other countries	15,586	14,202

	$75,821	$73,566

14.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123 and supersedes APB 25 and SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005. The Corporation will adopt SFAS 123R on March 1, 2006 and will elect the modified retrospective method of transition. This method of transition requires that the financial statements of all prior periods be adjusted on a basis consistent with the pro forma disclosures required in those periods by SFAS 123, the predecessor to SFAS 123R. The application of the provisions of SFAS 123R will have a significant impact on the Corporation’s operating income, net income and earnings per share. The pro forma impact of applying a fair value based method of accounting for stock-based compensation in accordance with SFAS 123 is disclosed in Note 1 “Summary of Significant Accounting Policies”.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Corporation will be incorporating SAB 107 as part of its adoption of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment to SFAS Nos. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. In addition, SFAS 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations and financial condition

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Instruments – an Amendment of SFAS No. 140 (“SFAS 156”). This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Corporation does not expect the adoption of SFAS 156 to have a material impact on its consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

15.    COMPARATIVE RESULTS

Certain figures in the prior years’ financial statements have been reclassified in order to conform to the presentation adopted in the current year. None of these changes in presentation affect previously reported results of operations.

16.    CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Corporation’s consolidated financial statements have been prepared in accordance with U.S. GAAP. As the Corporation is a reporting issuer in each of the provinces of Canada and is incorporated under the Canada Business Corporations Act (“CBCA”), it historically has been required to prepare Canadian GAAP financial statements for its shareholders. Recent amendments to provincial securities laws and the CBCA allow the Corporation to report solely under U.S. GAAP to its shareholders provided that a reconciliation between U.S. GAAP and Canadian GAAP is included in the notes to the consolidated financial statements for two years following the adoption of the amendment. Accordingly, the Corporation has included the reconciliations for fiscal 2005 and fiscal 2006.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following summarizes the more significant differences that would result if Canadian GAAP had been applied in the preparation of these consolidated financial statements:

Condensed Consolidated Balance Sheets

$000s, as at	February 28, 2006			February 28, 2005

	U.S. GAAP	Adjustments	Canadian GAAP	U.S. GAAP	Adjustments	Canadian GAAP

Current assets	$ 814,129	$ 1,489	$ 815,618	$ 746,721	$ --	$ 746,721
Fixed assets, net	75,821	--	75,821	73,566	--	73,566
Intangible assets, net	22,125	42	22,167	27,234	626	27,860
Other assets	6,096	--	6,096	6,378	--	6,378
Deferred tax assets	1,170	--	1,170	8,341	--	8,341
Goodwill	225,709	--	225,709	221,490	--	221,490

Total Assets	$1,145,050	$ 1,531	$1,146,581	$1,083,730	$ 626	$1,084,356

Current liabilities	$ 394,692		$ 394,692	$ 401,876	$ (348)	$ 401,528
Deferred income taxes	31,378	--	31,378	26,033	232	26,265
Common shares and
additional paid-in capital	279,943	171,560	451,503	252,561	153,310	405,871
Treasury shares	(1,563)	--	(1,563)	(1,199)	--	(1,199)
Deferred stock-based
compensation	(501)	(39,580)	(40,081)	(277)	(37,555)	(37,832)
Retained earnings	436,614	(131,938)	304,676	402,020	(115,361)	286,659
Accumulated other
comprehensive income	4,487	1,489	5,976	2,716	348	3,064

Total Liabilities and
Stockholders’ Equity	$1,145,050	$ 1,531	$1,146,581	$1,083,730	$ 626	$1,084,356

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Reconciliation of Consolidated Net Income

$000s except per share amounts	Years Ended the Last Day of February,

	2006	2005	2004

Net income under U.S. GAAP	$124,802	$136,604	$100,897
Amortization of acquired in-process technology	(584)	(1,000)	(1,868)
Deferred taxes on acquired in-process technology amortization	232	400	675
Stock-based compensation	(18,821)	(17,138)	(22,855)
Tax impact of stock-based compensation	2,595	2,008	--

Net income under Canadian GAAP	$108,224	$120,874	$ 76,849

Net income per share under Canadian GAAP
Basic	$1.20	$1.34	$0.86

Diluted	$1.17	$1.30	$0.84

Weighted average number of shares (000s)
Basic	90,564	90,517	89,325

Diluted	92,605	93,238	91,959

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

A.    Acquired in-process technology

Canadian GAAP requires capitalization of the value assigned to acquired in-process technology and amortization of this value over its estimated useful life. Under U.S. GAAP, this value is written off immediately. The impact of this difference was to decrease net income by $584,000, $1,000,000, and $1,868,000, in fiscal 2006, 2005, and 2004 respectively, compared to U.S. GAAP. The acquisitions during fiscal 2006, 2005, and 2004 did not result in any additions to acquired in-process technology under Canadian GAAP.

COGNOS INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

B.    Stock-based compensation

Under U.S. GAAP, companies may choose between the intrinsic value method and fair value method of accounting for stock-based compensation. The Corporation has elected to account for stock-based compensation using the intrinsic value method in accordance with APB 25 and to disclose the pro forma effect of recording compensation expense under the fair value method. This disclosure can be found in Note 1 to these consolidated financial statements. In September 2003, a new standard was issued under Canadian GAAP requiring the use of the fair value method of accounting for stock-based compensation. In the fourth quarter of fiscal 2004, the Corporation elected to adopt this new standard retroactively to the beginning of fiscal 2004 for Canadian GAAP purposes. Prior periods were not restated. The impact of this difference in fiscal 2006, 2005, and 2004 was to decrease income before taxes by $18,821,000, $17,138,000 and $22,855,000, respectively.

C.     Deferred income taxes related to acquired in-process technology and stock-based compensation

The above noted difference relating to the capitalization of in-process technology created an additional deferred income tax liability for Canadian GAAP purposes as the capitalization of the in-process technology created a temporary difference. The amortization of this balance decreased the income tax provision by $232,000, $400,000, and $675,000 in fiscal 2006, 2005, and 2004 respectively, compared to U.S. GAAP.

The expensing of stock-based compensation creates a deferred tax asset for Canadian GAAP purposes as this expense is deductible in certain jurisdictions when the options are exercised. Under U.S. GAAP, the reduction in the tax liability is treated as part of the purchase price component of the stock options and added to paid-in capital. The expensing of stock-based compensation reduced the Canadian GAAP tax provision by $2,595,000 and $2,008,000 in fiscal 2006 and 2005, respectively, as compared to U.S. GAAP.

D.     Derivative financial instruments

Under Canadian GAAP, derivative financial instruments that qualify for hedge accounting treatment may be recognized on the balance sheet only to the extent that cash has been paid and or received together with adjustments necessary to offset recognized gains or losses arising on the hedged items. Under U.S. GAAP, such derivative financial instruments are recognized on the balance sheet at fair value with a corresponding charge or credit recorded in OCI for any portion not recognized in income. At February 28, 2006 and February 28, 2005, there was $1,489,000 and $348,000, respectively, included in OCI related to the net gain on the Corporation’s cash flow hedges. For Canadian GAAP, this amount was removed and applied against prepaid expenses and other current expenses in fiscal 2006 and accrued liability in fiscal 2005.

E.     Investment tax credits

In addition to the above differences affecting net income, Canadian GAAP requires that investment tax credits be deducted from operating expense whereas, under U.S. GAAP, these amounts are to be deducted from the income tax provision. The impact of this difference was to increase net income before taxes and the income tax provision by $18,220,000, $14,839,000, and $15,895,000, in fiscal 2006, 2005, and 2004, respectively, with no resulting impact to net income, compared to U.S. GAAP.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of the end of the period covered by this annual report and as of the filing date.

The Corporation’s disclosure policy and disclosure controls require that all information on a particular matter be accumulated and evaluated prior to filing any reports or disclosing any material information. At the deadline for filing this Annual Report on Form 10-K, the Corporation was undergoing a review by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”). The review was focused on the manner in which the Corporation allocates revenue for post-contract customer support (“PCS”) in customer contracts having multiple elements such as PCS and license.

An evaluation of the facts associated with the Staff’s review resulted in a decision to delay the filing of our Annual Report on Form 10-K for the fiscal year ended February 28, 2006 until completion of the review. On July 20, 2006, the Staff informed the Corporation that it had concluded its review and that it would not object to the Corporation’s revenue recognition accounting as defined in SOP 97-2. The Corporation’s revenue recognition policy is described in the “Critical Accounting Estimates” section contained in Item 7 and in Note 1 to the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Based upon our evaluation of the disclosure controls and procedures as of the end of the period covered by this annual report and as of the filing date, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective at a reasonable assurance level as of February 28, 2006 and the date of this filing to ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed is accumulated and communicated to our principal executive and principal financial officers as appropriate to allow timely decisions regarding disclosure.

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

ITEM 9B.    OTHER INFORMATION

1.01  Entry into Material Definitive Agreements

Director and Officer Indemnity agreements

On July 31, 2006, the Corporation entered into a new Indemnification Agreement (“Agreement”) with each of its directors and executive officers (collectively, “Indemnitees”) effective as of December 1, 2005 with the exception of Ms. Perna whose agreement became effective March 30, 2006, the date she was appointed to the Board. The form of these agreements can be found in exhibits 10.43 to 10.45 of this Form 10-K. The individual director Indemnitees are John Caldwell, Paul Damp, Pierre Ducros, Robert Korthals, Janet Perna, John Rando, William Russell, James Tory and Renato Zambonini. The individual executive officer Indemnitiees are Peter Griffiths (SVP, Products), Neal Hill (SVP, Corporate Development), John Jussup (SVP, Chief Legal Officer & Corporate Secretary), David Laverty (SVP, Global Marketing and Chief Marketing Officer), Tom Manley (SVP, Finance and Administration & Chief Financial Officer) and Anthony Sirianni (SVP, Field Operations). President and Chief Executive Officer, Robert Ashe, is an Indemnitee in his capacity as both a director and officer of the Corporation. Pursuant to the Agreements, the Corporation indemnifies the Indemnitees against liability resulting from any civil, criminal or administrative action or proceeding to which that person is made a party by reason of being, or having been, a director or officer of the Corporation (including an action by or on behalf of the Corporation). In the case of a director Indemnitee, the indemnity does not apply to expenses attributable to the director’s failure (a) to act honestly and in good faith with a view to the best interests of the Corporation, and (b) in the case of a criminal or administrative proceeding enforced by a monetary penalty, to have reasonable grounds for believing that his or her conduct was lawful. In the case of an officer Indemnitee, the indemnity does not apply to expenses attributable to the officer’s gross negligence or willful misconduct and, in the case of a criminal or administrative proceeding enforced by a monetary penalty, the officer’s failure to have reasonable grounds for believing that his or her conduct was lawful.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Corporation

The directors of the Corporation are elected annually at the Annual and General Meeting of Shareholders. The directors of the Corporation as of June 30, 2006 are:

NAME	AGE	POSITION	Member Since

Robert G. Ashe	47	President and Chief Executive Officer and Director	2004
John E. Caldwell(1)	56	Director	2000
Paul D. Damp	50	Director	2003
Pierre Y. Ducros(2)	67	Director	1986
Robert W. Korthals(3)	73	Director	1997
Janet R. Perna	57	Director	2006
John J. Rando	54	Director	2002
William V. Russell	53	Director	2001
James M. Tory, Q.C	76	Lead Director	1986
Renato (Ron) Zambonini(2)	59	Board Chair	1994

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

Mr. Caldwell has been a Director of the Corporation since 2000 and currently serves as the Chair of the Audit Committee. Mr. Caldwell has served as President and Chief Executive Officer of SMTC Corporation, an electronics manufacturing services provider since October 2003. Mr. Caldwell was an independent consultant, from November 2002 to September 2003 and a consultant to GEAC Computer Corporation Limited, from December 2001 to October 2002. Previously, Mr. Caldwell served as President and Chief Executive Officer of GEAC, from October 2000 to December 2001 and President and Chief Executive Officer of CAE Inc., from June 1993 to October 1999. Mr. Caldwell is currently a Director of ATI Technologies Inc., Faro Technologies Inc., Rothmans Inc., and SMTC Corporation.

Mr. Damp has been a Director of the Corporation since 2003 and is currently a member of the Audit Committee. Mr. Damp has been the Managing Partner of Kestrel Capital Partners, an investment firm, since January 1995. Mr. Damp has served as non-executive Vice-Chairman of AIT Advanced Information Technologies Corporation from September 1999 to July 2002 and non-executive Chairman of Architel Systems Corporation, a telecommunications software provider, from June 1998 to June 2000. Mr. Damp is currently a Director and non-executive Chairman of Davis and Henderson Income Fund and a Director of Home Equity Income Trust.

Mr. Ducros has been a Director of the Corporation since 1986 and is currently a member of the Audit Committee and the Corporate Governance and Nominating Committee. Mr. Ducros has served as President of P. Ducros & Associates Inc, a private investment firm, since June 1996. Mr. Ducros is currently a Director of Emergis Inc., Manulife Financial Corporation, Nstein Technologies Inc., Telus Corporation, and Rona Inc.

Mr. Korthals has been a Director of the Corporation since 1997 and is currently a member of the Human Resource and Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Korthals has served as Chairman of the Ontario Teachers Pension Plan Board since January 2000. Mr. Korthals is currently a Director of Bucyrus International, Inc., Easyhome Ltd., Jannock Properties Limited, Great Lakes Carbon Income Fund, and several Mulvihill mutual funds.

Ms Perna became a Director of the Corporation in March 2006. Ms. Perna is currently a member of the Audit Committee. Ms. Perna served as the General Manager, Information Management Solutions at IBM Software Group of International Business Machines from 1996 until January 2006. Currently, Ms. Perna is not a Director of any public company other than the Corporation.

Mr. Rando has been a Director of the Corporation since 2002 and currently serves as the Chair of the Human Resource and Compensation Committee. Mr. Rando has served as Chairman of Ecora Software Corporation since March 2000 and Director of The Capital Markets Company, N.V. since November 2004. Mr. Rando previously served as Chairman and employee of Storability Software Inc. from January 2002 to October 2004, Chairman of @Stake, Inc. from November 1999 to October 2004, Director of ePresence Inc. from October 1999 to June 2004, Partner of Flagship Venture Partners and NewcoGen Group, from November 1999 to November 2002, and Director of Yankee Energy Systems, Inc. from June 1997 to December 2002. Currently, Mr. Rando is not a Director of any public company other than the Corporation.

Mr. Russell has been a Director of the Corporation since 2001 and is currently a member of the Audit Committee and the Human Resource and Compensation Committee. Mr. Russell has served as non-executive Chairman of Network Physics Inc. since 2003. Mr. Russell was previously with Hewlett Packard and served as Vice President, Global Alliances, from May 2002 to May 2003, General Manager, Software Solutions Organization, from September 1999 to May 2002 and Vice President and General Manager, Enterprise Systems Group, from May 1997 to September 1999. Mr. Russell is currently the non-executive Chairman of the Board of Webmethods Inc.

Mr. Tory has been a Director of the Corporation since 1982 and currently serves as Lead Director and Chair of the Corporate Governance and Nominating Committee. Mr. Tory has served as Lead Director of the Corporation since June 2004. Mr. Tory previously served as Board Chair of Corporation from September 1995 to June 2004. Mr. Tory has been Chair Emeritus and Counsel at Torys LLP, lawyers, New York and Toronto, since March 1995 and was previously a partner in that firm. Mr. Tory is currently a Director of Inmet Mining Corporation and Canadian Real Estate Investment Trust.

Mr. Zambonini has served as Board Chair of the Corporation since June 2004 and a Director since 1994. Mr. Zambonini previously served as Chief Executive Officer of the Corporation from September 1995 to June 2004 and President from January 1993 to April 2002. Mr. Zambonini is currently a Director of The Reynolds and Reynolds Company, Emergis Inc., and Computer Associates International, Inc.

(1)	Mr. Caldwell was a director of Stelco Inc. which sought protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) in 2004 and was a director of Mosaic Group Inc. which filed for court protection, on December 17, 2002, under the CCAA and under Chapter 11 of the U.S. Bankruptcy Code. Stelco Inc. emerged from CCAA protection on March 31, 2006.

(2)	Messrs. Ducros and Zambonini are both members of the Emergis Inc. board of directors. They are the only members of the Board who serve together on the board of another public company.

(3)	Mr. Korthals was a director of Anvil Range Mining which sought protection under the CCAA in 1998. Creditors were paid in full.

Audit Committee

The Corporation has a separately-designated standing Audit Committee established in accordance with the Securities Exchange Act of 1934. The Committee is comprised of John E. Caldwell, Paul D. Damp, William V. Russell, Pierre Y. Ducros and Janet R. Perna. The SEC requires at least one member of the Committee to be an “audit committee financial expert” and Nasdaq requires each member of the Committee to be independent. The Board of Directors (“Board”) has determined that the current membership of the Committee complies with both of these requirements. It determined that each of Messrs. Caldwell and Damp is an “audit committee financial expert” in accordance with rules promulgated by the SEC. While Mr. Russell, Mr. Ducros and Ms. Perna are not “audit committee financial experts”, they do have experience in understanding accounting principles and financial statements as a result of each having senior management business experience of at least twenty (20) years. The Committee reviews the quarterly financial statements and the annual financial statements prior to their approval by the Board. It meets at least once each fiscal quarter in conjunction with the quarterly Board meeting. At each of these meetings, the Committee also meets with the Independent Registered Public Accounting Firm (“Auditors”) without management present. In addition, the Committee meets once quarterly to review the Corporation’s Quarterly Report on Form 10-Q and its report on Form 10-K, including the management discussion and analysis. The Committee has established a Standing Agenda in order to regularly address and discuss matters within the Committee’s purview.

Executive Officers of the Corporation

The following table sets out the name; age; position with the Corporation at February 28, 2006; and the principal occupation, business or employment during at least the last five years of each executive officer of the Corporation.

NAME	AGE	POSITION

Robert G. Ashe	46	President and Chief Executive Officer and Director
Tom Manley	47	Senior Vice President, Finance & Administration and Chief Financial Officer
Peter Griffiths	42	Senior Vice President, Products
Neal Hill	54	Senior Vice President, Corporate Development
John Jussup	53	Senior Vice-President, Chief Legal Officer & Secretary
David Laverty	50	Senior Vice President, Global Marketing
Tony Sirianni	46	Senior Vice President, Worldwide Field Operations

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

Mr. Manley was appointed Senior Vice President, Finance & Administration and Chief Financial Officer in August 2001. Prior to joining Cognos, Mr. Manley was with Nortel Networks Corporation and served as Chief Financial Officer, High Performance Optical Component Solutions from April 2001 to August 2001 and Senior Vice President, Finance and Vice President, Finance, Carrier Packet Solutions from 1998 to April 2001.

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

Mr. Jussup was appointed Senior Vice President, Chief Legal Officer and Secretary in September 2005. Mr. Jussup previously served as Vice President, Chief Legal Officer and Secretary from July 2003 to September 2005 and Vice President, General Counsel and Secretary from October 1996 to July 2003. Mr. Jussup joined Cognos in October 1993 as General Counsel and Secretary.

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

The executive officers of the Corporation are appointed annually by, and serve at the discretion of, the Board of Directors.

From June 1, 2006 to present, all of the directors and executives officers of the Corporation along with certain employees of the Corporation were prohibited from trading in securities of the Corporation pursuant to a management cease trade order issued by the Ontario Securities Commission (“OSC”) and the Quebec Securities Commission (“QSC”) in connection with the delay in the filing of certain of our financial statements. This management cease trade order will be in effect until two days after the Corporation is once again current in its filings with the OSC and the QSC.

Code of Ethics

The Corporation has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. The Corporation’s Code of Business Conduct and Ethics is available on the Corporation’s website at www.cognos.com.

ITEM 11.    EXECUTIVE COMPENSATION

The following Summary Compensation Table sets out the compensation received for each of the last three fiscal years for Mr. Ashe, the Chief Executive Officer of the Corporation, and Messrs. Manley, Griffiths, Sirianni and Laverty who were, at February 28, 2006, the four other most highly compensated executive officers of the Corporation (“Named Executive Officers”).

Summary Compensation Table

(All dollar amounts are in U.S. dollars)

		Annual Compensation			Long-term Compensation Awards(4)

Name and Principal Position	Fiscal Year	Salary(1)	Bonus(2)	Other Annual Compensation(3)	Securities Underlying Options/SARs (#)	All Other Compensation(5)

Robert Ashe(6)	2006	$519,696	--	$26,883	175,000	$5,984
Director, President and	2005	$397,390	$1,305,906	--	200,000	$5,318
Chief Executive Officer	2004	$327,946	$ 570,626	--	60,000	$4,532

Tom Manley(6)(7)	2006	$361,687	--	$52,841	100,000	$5,701
Senior Vice President,	2005	$314,424	$ 806,297	--	150,000	$4,929
Finance & Administration and	2004	$284,220	$ 338,644	$67,288	40,000	$2,189
Chief Financial Officer

Peter Griffiths(8)	2006	$430,115	$ 2,059(2)	$39,665	100,000	--
Senior Vice President,	2005	$403,491	$ 601,420	--	150,000	--
Products	2004	$311,607	$ 204,751	--	40,000	--

Tony Sirianni	2006	$275,000	--	$20,887	100,000	$2,562
Senior Vice President,	2005	$260,000	$ 927,000	--	100,000	$7,175
Worldwide Field Operations	2004	$250,008	$ 510,600	--	100,000	$3,921

David Laverty	2006	$270,000	--	$ 9,392	30,000	$6,735
Senior Vice President,	2005	$250,000	$ 587,400	--	35,000	$6,456
Global Marketing	2004	$230,000	$ 269,700	--	25,000	$5,096

(1)	Salary is base salary earned for that year.

(2)	No bonuses were earned by the Named Executive Officers during the recently completed fiscal year as the Corporation did not meet the minimum financial threshold for bonus achievement. Mr. Griffith’s bonus amount was in recognition of his contribution to a patent under the Corporation’s ongoing patent reward program.

(3)	The amounts in this column pertain to perquisites for each of the Named Executives. For fiscal year 2006 and irrespective of the applicable regulatory disclosure thresholds, the Corporation is expanding its perquisite disclosure to include perquisites greater than $1,000 as set out in the following table:

Named Executive Officer	Tax Advice	Annual Dues	Spousal Travel	Auto Related

Robert Ashe	$ 1,000	$3,567	$ 4,179	$17,880
Tom Manley	$ 2,693	$3,567	$12,476	$33,789
Peter Griffiths	$11,115	Nil	$ 7,586	$20,964
Tony Sirianni	Nil	Nil	$ 3,271	$17,616
David Laverty	Nil	Nil	$ 3,642	$ 5,750

The “Tax Advice” column consists of reimbursements to the Named Executive Officers for amounts paid for personal tax preparation services.

The “Annual Dues” column consists of the costs for annual golf dues at a private golf club paid by the Corporation primarily to facilitate business entertainment in a private setting.

The “Spousal Travel” column consists of the value associated with the attendance of the Named Executive Officers’ spouses at Cognos Eclipse in Mexico and, in the case of Mr. Manley’s spouse, at Cognos Eclipse in South Africa. Eclipse is a reward program (which senior executives are required to attend) that recognizes individual employee performance and includes the attendance of the rewarded employees’ spouses.

The “Auto Related” column is the value of auto lease payments and, in the case of Mr. Griffiths only, also includes a tax gross up amount of $4,298. In the case of Mr. Manley, the amount includes a tax gross up amount of $7,502 and $15,194 for lease buy-out costs to terminate a car lease granted by his previous employer in the United States. The latter costs were incurred as part of the inducement offered to Mr. Manley to join the Corporation and relocate to Canada.

(4)	As of February 28, 2006, the Corporation had not issued to the Named Executive Officers any restricted shares, restricted share units, or stock appreciation rights (“SARs”) as compensation.

(5)	The amounts in this column pertain to the Corporation’s annual contribution to each individual’s savings or retirement plan. The Corporation contributed to a Retirement Savings Plan on behalf of Messrs. Ashe and Manley. Cognos Corporation (U.S.A.) contributes to a 401(k) savings plan for Messrs. Sirianni and Laverty.

(6)	These individuals are employed in Canada and paid in Canadian dollars. The amounts shown in the above table are expressed in U.S. dollars using the following weighted annual exchange rate for the Corporation’s fiscal years ending on the last day of February:

2006 – C$1.00 = US$0.8392
2005 – C$1.00 = US$0.7821
2004 – C$1.00 = US$0.7351

(7)	The amount indicated for Mr. Manley in the “Bonus” column for fiscal years 2005 and 2004 includes $16,267, and $15,290, respectively, for payment of life insurance premiums.

(8)	Mr. Griffiths was paid in Pounds Sterling (GBP). The amounts shown above are expressed in U.S. dollars using the following weighted annual exchange rate for the Corporation’s fiscal years ending on the last day of February:

2006 – GBP(pound)1.00 = US$1.7918
2005 – GBP(pound)1.00 = US$1.8464
2004 – GBP(pound)1.00 = US$1.6836

Option/SAR Grants in Last Fiscal Year
(All dollar amounts are in U.S. dollars)

The following table provides information with respect to stock option grants by the Corporation to the Named Executive Officers for the fiscal year ended February 28, 2006. All grants were made under the 2003-2008 Cognos Incorporated Stock Option Plan (the “2003 Option Plan”). No SARS have been granted by the Corporation.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share(2)	Expiration Date (mm/dd/yy)	5%	10%

Robert G. Ashe	175,000	8.61%	$34.52	06/28/10	$1,669,128	$3,688,031

Tom Manley	100,000	4.92%	$34.52	06/28/10	$ 953,788	$2,107,446

Peter Griffiths	100,000	4.92%	$34.52	06/28/10	$ 953,788	$2,107,446

Tony Sirianni	100,000	4.92%	$34.52	06/28/10	$ 953,788	$2,107,446

David Laverty	30,000	1.48%	$34.52	06/28/10	$ 286,136	$ 632,234

(1)	The principal Option award is made annually between June and August following the Annual and General Meeting of the Corporation’s shareholders. All other Option awards are made quarterly, three trading days after the public release of the Corporation’s quarterly earnings. In all cases, option awards are approved by the Human Resources and Compensation Committee, the administrator of the Corporation’s stock option plans. Current option awards to employees typically vest on each of the successive four anniversaries of the date of grant and expire on the fifth anniversary of the date of grant.

(2)	Exercise Price is equivalent to the closing market value of securities underlying options on the day preceding the date of grant.

(3)	These amounts represent the gain that may be realized upon exercise of the options immediately prior to the expiration of their term (net of the option exercise price but before taxes associated with the exercise) assuming the specified compound rates of appreciation (5% and 10%) of the Corporation’s shares over the term of the options. These amounts are calculated based on rules promulgated by the United States Securities and Exchange Commission (the “SEC”) and do not reflect the Corporation’s estimate of future stock price increases. Actual gains, if any, on any stock option exercises and resultant shareholdings are dependent on the timing of each exercise and the future share performance. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Aggregated Option Exercises and Fiscal Year-End Option Values
(All dollar amounts are in U.S. dollars)

The following table provides information on stock option exercises in the fiscal year ended February 28, 2006, by the Named Executive Officers and the number and value of such officers’ outstanding options as at February 28, 2006. Dollar values indicated represent the net of market value less exercise price.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In- The-Money Options at Fiscal Year End(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Robert G. Ashe	--	--	460,000	375,000	$4,204,556	$1,023,275
Tom Manley	17,600	$322,416	244,950	251,250	$2,952,020	$ 751,558
Peter Griffiths	--	--	195,500	252,500	$1,262,226	$ 748,436
Tony Sirianni	46,127	$993,391	236,373	247,500	$1,377,085	$1,357,876
David Laverty	--	--	81,502	71,750	$ 125,496	$ 415,738

(1)	Value of unexercised in-the-money options is calculated based on the fair market value of the underlying shares on the Nasdaq, minus the exercise price, and assumes sale of the underlying shares on February 28, 2006, the last trading day in fiscal year 2006, at a price of $38.25 being the fair market value of the Corporation’s shares on such date. For the purposes of calculating the “Value of Unexercised In-The-Money Options at Fiscal Year End”, the Canadian dollar grant price is converted to United States dollars using the Bank of Canada Noon Rate on February 28, 2006.

Defined Benefit/Actuarial Plan Disclosure and Retirement Payments

Effective March 1, 2003, the Corporation established a Retirement Compensation Arrangement (“RCA”) pursuant to the Income Tax Act of Canada. The RCA is intended to provide retirement benefits for certain senior executives of the Corporation, as designated by the Board from time to time, in recognition of their value to the Corporation and as a method of providing an incentive to maintain long-term employment with the Corporation. The RCA is fully funded by the Corporation through the establishment of a trust fund. During fiscal year 2006, the Board maintained Messrs. Ashe and Manley as the only participants in the RCA and contributed $576,300 to the RCA trust fund to fund its obligations for fiscal year 2006, consisting of $345,600 and $230,400 in respect of Mr. Ashe and Mr. Manley, respectively. These amounts are not included in the compensation set out in the Summary Compensation Table.

The RCA’s benefit is 1% of the senior executive’s best consecutive three (3) years average compensation, which consists of annual base salary and actual annual bonus payments, (“CAE”) multiplied by years of credited service. These benefits vest in increasing percentage increments based on length of service and fully vest on the senior executive’s death, on the senior executive attaining age 55 and on a change of control. No benefits vest for either executive prior to age fifty (50). Executives who voluntarily terminate employment or who are terminated without just cause do not receive unvested benefits and executives who are terminated for cause will not receive any benefits under the RCA. The projected benefit of the RCA to Mr. Ashe, assuming retirement at age fifty-five (55), is an annual payment of approximately 17% of his CAE and, in the case of retirement at age sixty (60), is 30% of CAE. The projected benefit of the RCA for Mr. Manley, in the case of retirement at age fifty-five (55), is an annual payment of approximately 13% of CAE and, in the case of retirement at age sixty (60), is 22% of CAE. At the discretion of the Board of Directors, the RCA benefit can be paid in a lump sum or as an actuarially equivalent annuity as outlined below. Benefits shown below are not subject to any deductions for government benefits or other offset amounts. There is no future indexing of the amounts shown. The RCA Plan is Exhibit 10.23 to the Corporation’s Form 10-K filed with the SEC in 2004.

The table below shows the aggregate approximate annual retirement benefits for an eligible executive determined using the RCA formula (payable as a life annuity with a 60% survivor pension). This table provides estimates for certain compensation and years of credited service categories, assuming retirement at age sixty (60).

PENSION PLAN TABLE

	Years of Service

Total Earnings(1)	15	20	25	30	35

$ 600,000	$ 90,000	$120,000	$150,000	$180,000	$210,000
$ 800,000	$120,000	$160,000	$200,000	$240,000	$280,000
$1,000,000	$150,000	$200,000	$250,000	$300,000	$350,000
$1,200,000	$180,000	$240,000	$300,000	$360,000	$420,000
$1,400,000	$210,000	$280,000	$350,000	$420,000	$490,000
$1,600,000	$240,000	$320,000	$400,000	$480,000	$560,000
$1,800,000	$270,000	$360,000	$450,000	$540,000	$630,000

(1)	Total Earnings under this plan represent the best consecutive three year average earnings.

The following table sets forth the approximate total eligible earnings and years of credited pensionable service at February 28, 2006 for the eligible senior executives.

Name	Total Earnings(1)	Credited Service(2)

Robert G. Ashe	$1,119,259	6.0
Tom Manley	$ 748,698	4.5

(1)	Total Earnings are the current best consecutive three year average earnings.

(2)	For Mr. Ashe, for each year of future credited service accrued after February 28, 2003, an additional one year of past credited service will be granted, provided that his total years of credited service will not exceed his total years of employment with the Corporation. For Mr. Manley, for each year of future credited service accrued after February 28, 2003, an additional one-half year of past credited service will be granted, provided that his total years of credited service will not exceed his total years of employment with the Corporation plus his years of employment with his previous employer.

COMPENSATION OF DIRECTORS

The compensation paid to each of the directors for their duties performed during fiscal year 2006, as well as the aggregate fees for the entire Board, is set out in the below table.

Director	Board Retainer(1)	Supplementary Retainers(2)	Meeting Attendance Fee ($1500/Day)(3)	Other Fees and Benefits(4)	Total Fees Paid in FY06	Distribution of Fees – Cash vs. DSUs

R. Ashe	--	--	--	--	--	--

J. Caldwell	$75,000	$20,000	$40,500	--	$135,500	100% DSUs
		(Chair of Audit
		Committee)

P. Damp	$75,000	--	$45,000	--	$120,000	100% DSUs

P. Ducros	$75,000	--	$40,500	--	$115,500	100% DSUs

R. Korthals	$75,000	--	$39,000	--	$114,000	100% DSUs

J. Perna	--	--	--	--	--	--

J. Rando	$75,000	$10,000	$57,000	--	$142,000	100% DSUs
		(Chair of HRC)

B. Russell	$75,000	--	$69,000	--	$144,000	100% DSUs

J. Tory	$75,000	$100,000	$34,500	--	$209,500	100% DSUs
		(Lead Director)

R. Zambonini	$75,000	$175,000	$30,000	$42,326	$322,326	69% Cash
		(Board Chair)				31% DSUs

						$1,080,500 DSUs
TOTAL	$600,000	$305,000	$355,500	$42,326	$1,302,826	$222,326 Cash

(1)	$50,000 of the Board Retainer is paid in DSUs. The Board Retainer for fiscal year 2007 will be increased from $75,000 to $100,000 of which $75,000 will be paid in DSUs. The remainder of the Board Retainer is paid in DSUs or cash, as elected by the individual director.

(2)	$50,000 of the Board Chair Retainer is paid in DSUs. The Board Chair Retainer will be increased for fiscal year 2007 from $175,000 to $200,000 of which $75,000 will be paid in DSUs. $50,000 of the Lead Director Retainer is paid in DSUs. The Lead Director retainer will be increased for fiscal year 2007 from $100,000 to $125,000 of which $75,000 will be paid in DSUs. The remainder of Chair and Lead Director Retainers are paid in DSUs or cash, as elected by the Chair and Lead Director. The Retainers for the Committee Chairs are paid in cash, unless the Chair elects to be paid in DSUs.

(3)	Attendance fees are paid for in person attendance and attendance by telephone. They are paid in cash unless a director has elected to be paid in DSUs.

(4)	This amount is comprised of medical benefits, life insurance, auto lease payments, annual golf club dues and other perquisites.

A deferred share plan for non-employee directors (“DSU Plan”) was first adopted in April 1999. A DSU is a unit, equivalent in value to a share of the Corporation, credited by means of a bookkeeping entry in the books of the Corporation to an account in the name of the non-employee director. DSUs represent the variable (at risk) component of the directors’ compensation. At the end of the director’s tenure, the director must redeem the DSUs and, at the option of the Corporation, is either (i) paid the market value of the shares represented by the DSUs, or (ii) receives the whole number equivalent of the number of DSUs in shares of the Corporation purchased on the open market. A retiring director may redeem DSUs on or before December 15th of the calendar year commencing after his or her retirement. In 2005, the Board amended the DSU Plan to (i) eliminate the granting of 5,000 DSUs to a director upon commencing service on the Board and (ii) reduce the mandatory holding requirement from 15,000 DSUs to 5,000 DSUs (which must be attained within three years of the director commencing service on the Board). The Board believes that the reduction in the holding requirement is sufficiently counterbalanced by the elimination of the initial DSU grant and that the lower 5,000 DSU holding requirement continues to constitute a substantial at risk investment in the Corporation.

Non-employee directors hold stock options that are currently exercisable or exercisable within 60 days from June 30, 2006 (“Exercisable Optioned Shares”) as indicated in the notes to the table appearing in “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”. The following table sets out, for each of the non-employee directors, the grant date and exercise price for those Exercisable Optioned Shares. All options granted vest immediately on the date of grant, continue as long as the grantee is a director and expire in any event on the eighth (8th) anniversary of the date of grant. Options are no longer awarded as part of director compensation.

Grant Date / Exercise Price(1)	June 25, 1999 / $14.19	March 14, 2000 / $44.06	April 11, 2000 / $46.64	June 28, 2001 / $21.03	Dec. 26, 2001 / $32.22	April 29, 2002 / $32.17	Total

J. Caldwell		20,000	2,000	3,000			25,000
P. Damp							0
P. Ducros			2,000	3,000			5,000
R. Korthals	4,000		2,000	3,000			9,000
J. Perna							0
J. Rando							0
B. Russell					10,000		10,000
J. Tory	4,000		2,000	3,000			9,000
R. Zambonini			100,000			120,000	220,000

TOTAL	8,000	20,000	108,000	12,000	10,000	120,000	278,000

(1)	Options are granted in Canadian dollars. Exercise prices shown in U.S. dollars are quoted using the rate of exchange as of June 30, 2006.

All stock options referred to above were awarded under the 1997 Option Plan. Non-employee directors are not eligible to receive stock options under the 2003 Option Plan.

Loans to Directors and Officers

The Corporation provides relocation assistance to employees required to relocate as part of their terms of employment. This assistance is designed to minimize the financial impact of the relocation on the employee. In the past, this assistance has included housing loans, and payments on behalf of employees for direct costs associated with the move. Effective July 30, 2002, and in accordance with the Sarbanes-Oxley Act of 2002, the Corporation no longer offers its executive officers loans, whether for housing, relocation or for any other reason.

Employment Agreements

Mr. Ashe and Mr. Manley entered into new employment agreements with the Corporation in October 2004. Under the terms of their respective agreements, the Corporation will continue to pay base salary and monthly payments equal to 1/12 of their respective target bonus for a period of thirty (30) months in the case of Mr. Ashe and twenty-four (24) months in the case of Mr. Manley, if the executive is terminated without just cause or he terminates his employment for good reason. As well, on any change of control, their respective option rights immediately accelerate and become vested. In consideration, the executives agreed to post-employment non-competition and non-solicitation provisions. The agreements contain other terms and conditions typical in similar agreements for executives located in the Province of Ontario, Canada. The agreements were the result of negotiations between the executives and the Human Resources and Compensation Committee, both of whom were represented by their own counsel.

Messrs. Griffiths, Sirianni and Laverty entered into new employment agreements with the Corporation in November 2005. Under the terms of their respective agreements, the Corporation will continue to pay base salary and monthly payments equal to 1/12 of their respective target bonus for a period of eighteen (18) months, if the executive is terminated without just cause or he terminates his employment for good reason. As well, on any change of control, in the case of Mr. Sirianni, his option rights immediately accelerate and become vested. In the case of Messrs. Griffiths and Laverty, their option rights immediately accelerate and become vested if there is a change of control and within twelve (12) months of such change in control the executive is terminated without just cause or he terminates his employment for good reason. In consideration, the executives agreed to post-employment non-competition and non-solicitation provisions. The agreements contain other terms and conditions typical in similar executive agreements.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Human Resources & Compensation Committee are Messrs. Rando (Chair), Korthals and Russell. No member of the Committee was an officer or employee of the Corporation or any of its subsidiaries at any time during the past year, or previously. No executive officer of the Corporation serves on the board of directors or compensation committee of any other entity (or other committee of the board of directors performing equivalent functions) that has or has had one or more of its executive officers serving as a member of the Board or the Human Resources & Compensation Committee.

HUMAN RESOURCES & COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Human Resources & Compensation Committee (“Committee”) is responsible, among other things, for reviewing and approving the compensation for the Chief Executive Officer (“CEO”) and his direct reports (collectively “Executives”). The Committee also reviews and approves various other compensation policies and programs of the Corporation, including long-term incentive programs and benefits. The Committee’s mandate reflects these responsibilities. The mandate is periodically reviewed by the Committee and the Board.

General Compensation Philosophy

The Corporation operates in a highly competitive and rapidly changing environment in which its success is greatly dependant on its ability to recruit and retain key executive talent. The primary objective of the Corporation’s Executive compensation program is to enhance shareholder value through the attraction, motivation and retention of Executives who will contribute to the Corporation’s success. As well, the program seeks to encourage innovation and align the interests of Executives with the long-term interests of the Corporation’s shareholders.

The Corporation’s current compensation philosophy was developed during the most recent fiscal year and encompasses the following fundamental principles:

•	All Executives will generally have the same performance measures to enhance alignment and motivate teamwork;

•	Compensation programs will be clear and performance-based compensation will be based on outcomes that the Executive can affect;

•	Executive compensation will be market-competitive and leveraged to reward outstanding performance;

•	Stock ownership guidelines will be used to align the interests of Executives with the interests of shareholders.

This philosophy is also reflected in the design and administration of the Corporation’s Executive compensation programs which include the following elements:

•	Annual base salary will be benchmarked with a peer group of software industry companies and competitive with executives in similar roles, using global competitive market comparables.

•	A significant portion of pay will be performance-based, using a combination of near-term and long-term performance elements.

•	Equity-based long-term incentives will be used to align executive behavior with the interests of shareholders while remaining sensitive to their dilutive impact.

•	Stock ownership guidelines will be used to drive long-term performance.

•	A regularly reviewed annual operating plan that is mapped to, and aligned with, a long-term strategic plan will also be used to drive long-term performance.

•	Perquisites will be provided with appropriate business justification, will not comprise a significant portion of total pay and will be disclosed to the Committee.

Components of Executive Compensation

The Committee retains an independent compensation consultant to review and provide information on (i) market data, trends and best practices in executive compensation and (ii) management’s compensation recommendations to the Committee. In fiscal year 2006, the Committee utilized the actuarial firm of Towers Perrin for this purpose, paying approximately $19,000 for such services.

The Corporation’s Executive compensation program is described in more detail below. In general, total compensation consists of four (4) elements: base salary, variable cash incentives, equity-based incentive awards and benefits. Salary and cash bonus will generally constitute 25% to 40% of total annual compensation. Equity-based compensation will generally constitute 60% to 75% of total annual compensation. Performance-based compensation, consisting of the cash bonus and performance contingent equity-based elements, will generally constitute 33% to 70% of total compensation of Executives. The actual compensation mix is dependent on the level of corporate performance which directly impacts the variable compensation components.

Base Salary

The Corporation operates in a global competitive market in which U.S.-based software companies are its principal competitors for both customers and executive talent. Accordingly, the Committee considers the salaries paid by U.S.-based software companies to be the most appropriate comparator for benchmarking base salaries for its Executives. The Committee establishes base salaries annually and seeks to ensure they are competitive in the Executive’s relevant market, taking into account the Executive’s experience and level of performance. Cash compensation is typically denominated in United States dollars and, as necessary, converted to local currency for payroll purposes. Base salary typically comprises between 10% and 30% of an Executive’s total annual compensation with variation dependant on the amount of performance-based compensation paid in a particular year.

Variable Cash Incentives (Bonuses)

The Committee believes that a significant portion of an Executive’s total annual compensation should be in the form of a cash bonus that is payable only if specified corporate performance criteria are met. This better aligns Executive pay with corporate performance. Each Executive is assigned a target bonus typically between 50% and 100% of base salary (“Target Bonus”).

For fiscal year 2006, as in past years, bonus payouts were calculated by multiplying each Executive’s Target Bonus by a bonus payout percentage. The bonus payout percentage is derived from a performance matrix (the “Share-in-Success Grid” or “SIS Grid”) which is established by the Board at the commencement of each fiscal year. The SIS Grid is used to determine bonus payout percentages for both Executives and other corporate employees who receive bonuses as part of their cash compensation. The SIS Grid comprises two axes: with the current fiscal year’s revenue performance on the horizontal and the year’s operating margin performance on the vertical. A bonus percentage payout is established for each intersection of revenue and operating margin performance with a 100% bonus percentage payout established at the targeted corporate revenue and operating margin levels established by the Board. The maximum bonus payout percentages result when there is a balance of revenue and operating margin over-performance. Bonus percentage payouts are less than 100% if there is underperformance on both measures or if there is a significant imbalance between measures. The maximum bonus percentage payouts in fiscal year 2006 were 400% for Executives and 200% for all other eligible employees. The Corporation’s performance in fiscal year 2006 was below the measures established in the SIS Grid. As a result, the SIS Grid produced a bonus percentage payout of zero and no bonuses were paid to Executives or to other employees eligible for SIS Grid bonuses. The Committee has already established the SIS Grid for fiscal year 2007 based on the same principles described above except that the maximum bonus percentage payout for all eligible employees, including Executives, is limited to 200%.

Long-Term, Equity-Based Incentive Awards

The objective of the Corporation’s equity-based incentive awards is to align the interests of Executives with shareholders by providing Executives with an incentive to make decisions and manage the Corporation with a view to increasing the shareholder value over the medium and long-term. The Committee also views equity compensation as a key tool for ensuring that key employees and Executives are engaged and motivated to remain at Cognos for the long term. Typically 60% to 75% of an Executive’s total annual compensation is derived from equity-based incentive awards such as time-vesting stock options (“Options”) or restricted stock units (“RSUs”).

Option grants are made under the 2003 Option Plan, which was adopted by shareholders at the June 19, 2003 Annual and Special Meeting of Shareholders. Pursuant to the 2003 Option Plan, the Committee approves Options awards to key employees after receiving the recommendations of management. The principal Option award is made annually following the Annual and General Meeting of shareholders. All Option awards are made quarterly three (3) trading days after the Corporation’s quarterly earnings release in order to avoid opportunistic grant timing and to ensure that all Options are priced at a time when the marketplace has current financial information. Options typically vest equally on each of the successive four (4) anniversaries of the grant date and expire on the fifth (5th) anniversary of the grant date. All Options are priced at the closing market price of the Corporation’s shares on the TSX on the trading day preceding the grant date. Certain amendments to the 2003 Option Plan are being proposed at the Meeting, including an amendment to extend the maximum term for future Option grants from five (5) years to six (6) years.

The number of options granted to an Executive is determined in light of the Executive’s position at Cognos, the need for any retention incentives, and as part of a multi-year approach to the Executive’s compensation. As of June 30, 2006, options to purchase 10,645,347 shares under all option plans were outstanding at a weighted average exercise price of $33.63.

As an alternative form of long-term incentive compensation, the Corporation adopted the 2002-2015 Restricted Share Unit Plan (“RSU Plan”). In June 2005, shareholders approved a plan extension and an increase in the number of RSUs that may be granted to 3,000,000. Employees, officers and directors of the Corporation and its subsidiaries are eligible to participate in the RSU Plan. The Corporation intends to grant performance-contingent RSUs typically at the end of the fiscal year based upon performance results achieved during the fiscal year. Subject to the vesting requirements, each RSU will be exchangeable for one share. The shares needed to meet that requirement are purchased on the open market by a trustee appointed and funded by the Corporation. As no shares are issued from treasury by the Corporation, the RSU Plan is non-dilutive. The number of RSUs granted to an Executive is based on the Executive’s position at Cognos, the need for retention incentives, and typically, as part of a multi-year approach to the Executive’s compensation.

Commencing with fiscal year 2007 and in furtherance of the Corporation’s compensation philosophy of linking compensation and performance, a portion of each Executive’s annual long term incentive compensation will consist of performance-contingent RSUs. These RSUs replace a portion of long term incentive compensation previously awarded as Options that simply vested over time. Each Executive will be assigned a target pool of RSU’s. After the completion of the current fiscal year, the target pool will be multiplied by a factor derived from the SIS Grid and the resulting number of RSUs (which may be greater or lesser than the target pool) will be awarded to the Executive. These RSU’s will vest equally on each of the successive four (4) anniversaries of the grant date. Depending on the level of performance against the performance measures in the SIS Grid, the number of RSUs granted can range from 0% to 200% of the target RSU pool.

Benefits

Executives receive benefits made available to all employees of the Corporation such as group accident/life/health insurance coverage. The Corporation pays the premiums for this coverage. As well, the Corporation has established a group registered retirement savings plan and matches employee contributions to a maximum percentage of the employee’s salary. Executives also receive some additional perquisites which are not available to all employees. (See “Summary Compensation Table”).

Share Ownership

As indicated in “Compensation Philosophy”, stock ownership is an important part of the Corporation’s compensation philosophy. The Corporation has established Executive share ownership guidelines (“Guidelines”) applicable to all Executives. The CEO is required to hold shares having a market value equal to three-times his total target cash compensation (base salary and target bonus) and all other Executives are required to hold shares having a market value equal to twice their respective total target cash compensation. The CEO currently meets the Guidelines. The Guidelines require Executives to attain the required holding of shares within five (5) years from date of hire or promotion. Until the Executive has attained the mandated level of stock ownership, 25% of any shares obtained by option or RSU exercise are to be retained by the Executive. The Committee has reserved the right to adjust this holding requirement on a case-by-case basis. Compliance with the Guidelines, while voluntary, is strongly recommended. Failure to comply may result in bonus payments being paid in the form of shares that must be retained, and/or, in the reduction or suspension of future equity based incentive awards.

CEO Compensation

The CEO’s compensation is reviewed and recommended to the Board by the Committee after consultation with its independent compensation consultant. In fiscal year 2006, Mr. Ashe’s base salary and target bonus were both $500,000, each representing a 25% increase from the prior fiscal year during which he was promoted to CEO. Mr. Ashe’s base salary and bonus target will also increase this fiscal year as part of a planned increase of his compensation to market competitive levels and in recognition of his tenure with the Corporation and his performance in CEO role. During the fiscal year ended February 28, 2006, the bonus component of Mr. Ashe’s compensation was based on the SIS Grid (See above “Variable Cash Incentives Cash Bonuses”). In fiscal year 2006, along with all other Executives, Mr. Ashe received no bonus. (See above “Variable Cash Incentives Cash Bonuses”). Mr. Ashe also received an award of 175,000 options as part of maintaining his compensation at competitive market levels, putting in place additional retention incentives and further aligning his performance with the long term interests of shareholders.

Retirement Compensation Arrangement Plan

Effective March 1, 2003, the Corporation established a Retirement Compensation Arrangement intended to provide for retirement benefits for certain senior executives of the Corporation, as designated by the Board from time to time, in recognition of their value to the Corporation and as a method of providing an incentive to maintain long-term employment with the Corporation (See “Defined Benefit and Actuarial Plan Disclosure”).

Deductibility of Executive Compensation

In general, under Section 162(m) of the United States Internal Revenue Code (“Code”), the Corporation cannot claim a U.S. tax deduction for compensation in excess of $1 million paid to its U.S. Named Executive Officers. This deduction limitation does not apply to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and its regulations. The Corporation has considered these limitations and it is the Corporation’s present intention that, for so long as it is consistent with its overall compensation objectives, to minimize the application of those deduction limitations. In some circumstances, the Corporation may pay compensation that is not deductible by virtue of Section 162(m).

This report is provided by the Human Resources & Compensation Committee of the Board of Directors.

John J. Rando (Chair) Robert W. Korthals William V. Russell

Performance Graph

(1)	Dollar amounts are in U.S. dollars.

(2)	The stock price performance graph is not necessarily indicative of future performance. Information used on the graph was obtained from the Nasdaq Stock Market, Inc., a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

The above graph compares the five-year cumulative total return on the Corporation’s shares with the comparable cumulative return of a broad equity index and an industry index. The indexes used are the Center for Research in Securities Prices (“CRSP”) Total Return Index for The Nasdaq Stock Market (U.S. and Foreign Companies) and the Nasdaq Computer & Data Processing Services Stocks Index.

The graph assumes $100 invested on February 28, 2001 in the Corporation’s shares and each of the Nasdaq indexes and assumes reinvestment of any dividends.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets out information known to the Corporation as of July 14, 2006 as to ownership of shares of the Corporation, by: (i) each of the directors and nominees for director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors as a group; and (iv) persons known by the Corporation to be the beneficial owner of more than 5% of its outstanding shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that are or may become exercisable within sixty (60) days of July 14, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percentage(3)

FMR Corp.	13,162,120	14.7%
82 Devonshire Street,
Boston, MA, U.S.A. 02109

Wellington Management Company, LLP	6,183,390	6.9%
75 State Street,
Boston, MA, U.S.A. 02109

Robert G. Ashe(4)	691,417	*

Renato Zambonini(5)	403,597	*

Tony Sirianni(6)	360,049	*

Tom Manley(7)	356,600	*

Peter Griffiths(8)	286,200	*

David Laverty(9)	96,722	*

James M. Tory(10)	50,000	*

Robert W. Korthals(11)	37,000	*

John E. Caldwell(12)	25,800	*

Pierre Y. Ducros(13)	20,000	*

William V. Russell(14)	10,000	*

John J. Rando(15)	5,000	*

Paul D. Damp(15)	3,000	*

Janet R. Perna	0	*

Directors and Executive Officers as a group (16 persons)(2)(16)	2,443,901	2.7%

* Indicates less than 1%

(1)	Unless otherwise indicated, the address for each beneficial owner is in care of Cognos Incorporated, 3755 Riverside Drive, Ottawa, Ontario, Canada, K1G 4K9.

(2)

The beneficial shareholdings of FMR Corp. and Wellington Management Company, LLP are derived from their most recent Form 13G filings with the SEC which in each case were filed prior to June 30, 2006. For directors and Named Executive Officers, beneficial shareholdings include shares that they have the right to acquire through options currently exercisable or exercisable on or before August 29, 2006.

(3)

Percentage ownership is calculated using as the denominator the total shares outstanding as of June 30, 2006 plus the number of shares which the person, entity, or group indicated has a right to purchase pursuant to options currently exercisable or exercisable on or before August 29, 2006 (“Current Option Rights”).

(4)	Comprised of 102,667 owned shares and 588,750 shares under Current Option Rights.

(5)	Comprised of 183,597 owned shares and 220,000 shares under Current Option Rights.

(6)	Comprised of 26,176 owned shares and 333,873 shares under Current Option Rights.

(7)	Comprised of 20,400 owned shares and 336,200 shares under Current Option Rights.

(8)	Comprised of 1,950 owned shares and 284,250 shares under Current Option Rights.

(9)	Comprised of 4,720 owned shares and 92,002 shares under Current Option Rights.

(10)	Comprised of 41,000 owned shares and 9,000 shares under Current Option Rights.

(11)	Comprised of 28,000 owned shares and 9,000 shares under Current Option Rights.

(12)	Comprised of 800 owned shares and 25,000 shares under Current Option Rights.

(13)	Comprised of 15,000 owned shares and 5,000 shares under Current Option Rights.

(14)	Comprised of 10,000 shares under Current Option Rights.

(15)	Comprised only of shares owned.

(16)

The group is comprised of the individuals named in the Summary Compensation Table, the remaining executive officers of the Corporation, and those persons who were directors of the Corporation on June 30, 2006. The amount shown includes 2,009,075 shares which the directors and executive officers as a group have under Current Option Rights.

Statements contained in the table as to securities beneficially owned or controlled by directors and officers, in each instance, are based on information obtained from such directors and officers. The Corporation does not have a significant shareholder. A significant shareholder is a shareholder with the ability to exercise a majority of the votes for the election of the Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as at February 28, 2006, with respect to shares of the Corporation that may be issued upon the exercise of options, restricted share units, warrants or rights under the Corporation’s previous or existing equity compensation plans. The plans consist of the 1997 Option Plan, which was submitted for approval to the Corporation’s shareholders and has expired, except for options outstanding, and the 2003 Option Plan which was approved by shareholders on June 19, 2003. The plans also include: the Employee Stock Purchase Plan (“ESPP”), which was approved by shareholders; the Adaytum Plan; and the RSU Plan, which was adopted by the Board on September 25, 2002. Neither the assumption of the Adaytum Plan nor the adoption of the RSU Plan required shareholder approval. No warrants or rights are outstanding under any of the foregoing plans.

	(a)		(b)	(c)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Exchange of RSUs		Weighted-Average Exercise Price of Outstanding Options / Weighted Average Grant Price of RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by
shareholders
2003-2008 Stock Option Plan(1)	4,959,935		$34.57	206,600
1997-2002 Stock Option Plan(1)	6,080,221		$31.23	Nil
Employee Stock Purchase Plan(2)	--		--	1,813,468 (3)

Total Approved Plans	11,040,156			2,020,068

Equity compensation plans not approved by
shareholders
Restricted Share Unit Plan	42,604	(4)	$37.05 (5)	2,934,874
Adaytum Stock Option Plan	214,931	(6)	$25.95	Nil

Total Unapproved Plans	257,535			2,934,874

Total All Plans (Approved/Unapproved)	11,297,691			4,954,942

(1)

The 1997 Option Plan has expired. Although there are options still outstanding under this plan, no shares are available for issuance under this plan for future grants. The 2003 Option Plan was approved by the shareholders at the 2003 Annual and Special Meeting of Shareholders and additional shares have been reserved with shareholder approval at the 2004 and 2005 Annual and Special Meetings.

(2)

Under the terms of the Corporation’s ESPP, purchases occur on the first trading day following the end of each fiscal quarter (“Purchase Period”) at a price equivalent to 90% of the lesser of the TSX average high and low price on (a) the last four (4) trading days of the prior Purchase Period and the first trading day of the Purchase Period, or (b) the last five (5) trading days of the Purchase Period.

(3)	The number of securities indicated represents the number of shares of the Corporation which remain available for future issuance under the ESPP. The ESPP terminates on November 30, 2008.

(4)	The number of securities indicated represents restricted share units granted under the Corporation’s RSU Plan which could be exchanged for shares of the Corporation upon vesting.

(5)

The shares deliverable upon the exchange of RSUs are purchased on the open market by a trustee appointed by the Corporation. The Corporation has not in the past, and does not intend in the future, to pay dividends on the RSUs. RSUs generally vest equally on each of the successive four (4) anniversaries of the date of grant. The RSU Plan terminates on September 30, 2015.

(6)

The number of securities indicated represents Adaytum options assumed by the Corporation under the terms of the Merger Agreement. Option holders consisted of Adaytum employees holding out-of-the money and in-the-money but unvested stock options. The number and grant price of the Adaytum options which rolled over into options to purchase shares of the Corporation’s stock were adjusted based on the fair market value of the Adaytum common shares on January 10, 2003 (the “Effective Date” of the merger), and the average closing price of the Corporation’s shares for the five (5) days prior to the Effective Date. Options will expire no later than eight (8) years from the Effective Date. The Adaytum Option Plan was terminated after the effective date of the Merger Agreement, except in respect of options outstanding at the time of termination.

Adaytum Stock Option Plan

Pursuant to the terms of the merger agreement between Adaytum and the Corporation which became effective on January 10, 2003 (“Effective Date”), the Corporation agreed to assume Adaytum options issued under the Adaytum Plan under which the Corporation could be required to issue up to 839,000 common shares of the Corporation. Option holders consisted of Adaytum employees holding “out-of-the-money” vested and unvested stock options and “in-the-money” but unvested stock options. The number and grant price of the Adaytum options which became options to purchase shares of the Corporation were adjusted based on the fair market value of the Adaytum common shares on the Effective Date, and the average closing price of Cognos shares for the five days prior to the Effective Date. The vesting schedule and expiry dates of “in-the-money” but unvested Adaytum options were assumed in accordance with their terms, and expire not later than 2012; the vesting schedule and expiry date of the “out-of-the-money” Adaytum options which were assumed were reset to vest equally over four years from the Effective Date and expire not later than 2011. No further options will be granted under the Adaytum Plan, which expires on December 31, 2008.

Restricted Share Unit Plan

The Board of Directors of the Corporation adopted the Cognos Incorporated 2002-2015 Restricted Share Unit Plan pursuant to which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. The shareholders of the Corporation approved amendments to the plan in June 2005. The amended plan has a termination date of September 30, 2015. Under the plan, the Human Resources and Compensation Committee of the Board of Directors is authorized to grant awards of restricted share units to participants, up to an aggregate of 3,000,000 restricted share units. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit will be exchangeable for one common share of the Corporation. The vesting of restricted share units typically occurs over a period of four years. The common shares for which restricted share units may be exchanged will be purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or officer of the Corporation, nor any nominee for election as a director or any shareholder of record as of June 30, 2006 who owned, of record or to the Corporation’s knowledge, more than 5% of the outstanding shares, nor any associate or affiliate of such person, nor any member of such person’s immediate family, had any material interest, direct or indirect, in any transaction during the last fiscal year, or since the commencement of the current fiscal year, in any completed or proposed transaction which has materially affected or will materially affect the Corporation.

In fiscal year 2006, Torys LLP provided legal advice to the Corporation in a number of areas and acted, and continues to act, as one of the principal Canadian legal advisors to the Corporation. In March 1995, Mr. Tory retired as a partner of Torys LLP, a legal firm located primarily in Toronto, Ontario, Canada and was named Chair Emeritus and Counsel. Last fiscal year, Torys LLP received fees in the approximate amount of $237,000, representing less than 10% of the Corporation’s total legal fees paid, less than 5% of Torys LLP’s revenues. As Chair Emeritus, Mr. Tory does not take any direct part in the management of Torys LLP’s affairs and he does not participate in, and is not compensated for or in respect of, any services provided to the Corporation. His remaining connection to the firm is his title of Chair Emeritus, his retirement income from the firm and his use of an office. The Board has considered the foregoing and has determined that his position as Chair Emeritus and Counsel of Torys LLP does not impair his independent status.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following summarizes the fees paid to Ernst & Young LLP for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004:

	2006	2005	2004

Audit Fees	$2,704,283	$3,024,023	$ 906,348
Audit-Related Fees	241,639	664,999	124,904
Tax Fees	9,008	74,904	754,831
Other	--	--	--

Total Fees	$2,954,930	$3,763,926	$1,786,083

Audit Fees for fiscal year 2006 are for those services that are required to complete an attest audit in accordance with prevailing standards, and include (i) the audit of the annual consolidated financial statements of the Corporation for the fiscal year ended February 28, 2006; (ii) reviews of the unaudited interim financial statements included in the Corporation’s Form 10-Q filings for the fiscal year ended February 28, 2006; (iii) audits of individual statutory financial statements; and (iv) the provision of consent letters. Audit Fees for fiscal year 2006 were lower than in fiscal year 2005 because of the increased costs in fiscal year 2005 attendant to the initial performance of an audit of the Corporation’s internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002 (the “Act”). The decrease in Audit fees for fiscal 2006 is the result of efficiencies effected in the internal control audit. The Corporation does not anticipate that audit fees will decrease significantly, if at all, in future years.

Audit-Related Fees are primarily (i) accounting consultations not necessary to render audit opinions and (ii) attest services not required by statute or regulation. Audit related fees in fiscal year 2006 decreased compared to the fees incurred in the prior fiscal year primarily because the Corporation incurred additional fees in fiscal year 2005 in connection with merger and acquisition activities that did not occur to the same extent in fiscal year 2006.

Tax Fees are for all services performed by the Auditor’s tax personnel excluding audit and audit-related fees. The Policy specifically prohibits the Auditor from carrying out strategic tax planning and is limited to tax compliance or tax advice. The amounts paid in respect of Tax Fees continued to decrease sharply over the recently completed fiscal year, reflecting the full impact of the Corporation’s general practice not to engage the Auditor to perform any tax-related activities except those pertaining directly to its audit activities. The Tax Fees noted related to matters of tax compliance or tax advice and did not contravene the Policy.

Other Services. During fiscal year 2006, the Auditors did not perform any professional services that are prohibited pursuant to the Act and its rules.

Audit Committee Pre-approval Process

As required by the Act, the Audit Committee has an extensive Pre-Approval Policy for Audit and Non-Audit Services (“Policy”) to ensure that all services provided by the Auditor are approved in advance by the Committee. In determining whether the provision of any services by the Auditor impairs its independence, the Policy provides that the Audit Committee will be guided by the following principles:

(a)	The Auditor cannot perform services that are prohibited by law or regulation;

(b)	The Auditor cannot audit its own work;

(c)	The Auditor cannot function as part of management or as an employee of the Corporation; and

(d)	The Auditor cannot act as an advocate of the Corporation in any legal, administrative, or regulatory proceedings or investigations.

A complete list of the non-audit services prohibited by the Act and SEC rules is attached to the Policy which also provides specific guidance with respect to the approval of Audit Services, Audit-related Services, Tax Services and Other Services. If the Audit Committee has any doubt regarding the effect of services on the independence of the Auditor, the Policy requires it to deem any such services to be an impairment of Auditor independence.

The Committee reviews and approves specific audit and audit-related services to be provided by the Auditor during the course of the fiscal year. As the scope of those services expands or if further services are required, as required by the Policy, the management of the Corporation submits a written request for approval of such services to the Committee Chair, or to the Committee as a whole, and receives approval to retain such services before they are performed. Any approvals granted by the Committee Chair are reviewed by the Committee at its next meeting. Each request specifies the nature of such services as well as their estimated cost, and is signed by the Controller, Chief Financial Officer and Chief Legal Officer, or their respective delegates.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report, except for Exhibit 32 which is furnished to the Securities and Exchange Commission herewith:

(a)	1.	Financial Statements See Index to Consolidated Financial Statements under Item 8 of this report.

(a)	2.	Financial Statement Schedule The Schedule supporting the Consolidated Financial Statements that is filed as part of this report is as follows:

Schedule II Valuation and qualifying accounts

Note:	Schedules other than those listed are omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a)	3.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.0	Articles of Incorporation and Bylaws

3.1	--Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1(i) of Cognos’ Form 10-Q filed for the quarter ended May 31, 2004)

3.2	--By-laws of the Corporation (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)

3.3	--Amended By-laws of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)

4.0	Instruments defining the rights of security holders, including indentures

4.1	--Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)

4.2	--Description of Common Shares contained in the Articles of Incorporation and amendments thereto, (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1, filed on July 1, 1987)

continued .....

EXHIBIT NUMBER	DESCRIPTION (continued)

10.0	Material Contracts

10.1	--Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1 filed on May 13, 1987)

10.2	--1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended (filed as Exhibit 10.2 to Form 10-K filed for year ended February 28, 1989)

10.3	--Form of Incentive Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.4	--Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.5	--Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.6	--1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 to Form 10-K filed for the year ended February 29, 2000)

10.7	--1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 to Form 10-K filed for the year ended February 29, 2000)

10.8	--Form of Incentive Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 to Form 10-K filed for the year ended February 29, 2000)

10.9	--Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 to Form 10-K filed for the year ended February 29, 2000)

10.10	--Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 to Form 10-Q filed for the quarter ended August 31, 1996)

10.11	--Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 to Form 10-Q filed for the quarter ended August 31, 1996)

10.12	--1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)

10.13	--Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)

10.14	--Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)

10.15	--Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit 10.17 to Form 10-K filed for the year ended February 28, 1998)

10.16	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 to Form 10-Q filed for the quarter ended August 31, 1999)

continued .....

EXHIBIT NUMBER	DESCRIPTION (continued)

10.17	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.18 to Form 10-K filed for the year ended February 28, 2002)

10.18	--Amended Employee agreement - Terry Hall (filed as Exhibit 10.19 to Form 10-K filed for the year ended February 28, 2002)

10.19	--Employee release agreement - Terry Hall (filed as Exhibit 10.20 to Form 10-K filed for the year ended February 28, 2002)

10.20	--2002-2005 Restricted Share Unit Plan (filed as Exhibit 10.21 to Form 10-Q filed for the quarter ended November 30, 2002)

10.21	--2002-2005 Adaytum Inc. 1999 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-102794 on Form S-8 filed on January 29, 2003)

10.22	--2003-2008 Stock Option Plan (filed as Exhibit 10.23 to Form 10-Q filed for the quarter ended May 31, 2003)

10.23	--Retirement Compensation Arrangement Plan for Certain Executives (filed as Exhibit 10.23 to Form 10-K filed for the year ended February 29, 2004)

10.24	--Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-117981 on Form S-8 filed on August 6, 2004)

10.25	--Form of Option Agreement pursuant to the Cognos Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 10.25 to Form 10-Q filed for the quarter ended August 31, 2004)

10.26	--Employment Agreement for Robert G. Ashe dated October 25, 2004 (filed as Exhibit 99.1 to Report on Form 8-K filed on October 29, 2004)

10.27	--FY05 Compensation Plan for Robert G. Ashe (filed as Exhibit 10.27 to Form 10-Q filed for the quarter ended November 30, 2004)

10.28	--Employment Agreement for Tom Manley dated October 25, 2004 (filed as Exhibit 99.2 to Report on Form 8-K filed on October 29, 2004)

10.29	--FY05 Compensation Plan for Tom Manley (filed as Exhibit 10.29 to Form 10-Q filed for the quarter ended November 30, 2004)

10.30	--Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 10.30 to Form 10-Q filed for the quarter ended August 31, 2005)

10.31	--Amended and Restated 2002-2015 Restricted Share Unit Plan (filed as Exhibit 10.31 to Form 10-Q filed for the quarter ended August 31, 2005)

10.32	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.32 to Form 10-Q filed for the quarter ended November 30, 2005)

10.33	--FY06 Compensation Plan for Robert G. Ashe (filed as Exhibit 10.33 to Form 10-Q filed for the quarter ended August 31, 2005)

10.34	--FY06 Compensation Plan for Tom Manley (filed as Exhibit 10.34 to Form 10-Q filed for the quarter ended August 31, 2005)

10.35	--FY06 Compensation Plan for Anthony Sirianni (filed as Exhibit 10.35 to Form 10-Q filed for the quarter ended August 31, 2005)

10.36	--FY06 Compensation Plan for Peter Griffiths (filed as Exhibit 10.36 to Form 10-Q filed for the quarter ended August 31, 2005)

10.37	--FY06 Compensation Plan for David Laverty (filed as Exhibit 10.37 to Form 10-Q filed for the quarter ended August 31, 2005)

10.38	--Employment agreement for Peter Griffiths (filed as Exhibit 99.1 to Report on Form 8-K filed on November 17, 2005)

continued .....

EXHIBIT NUMBER	DESCRIPTION (continued)

10.39	--Employment agreement for Neal Hill (filed as Exhibit 99.2 to Report on Form 8-K filed on November 17, 2005)

10.40	--Employment agreement for John Jussup (filed as Exhibit 99.3 to Report on Form 8-K filed on November 17, 2005)

10.41	--Employment agreement for Dave Laverty (filed as Exhibit 99.4 to Report on Form 8-K filed on November 17, 2005)

10.42	--Employment agreement for Anthony Sirianni (filed as Exhibit 99.5 to Report on Form 8-K filed on November 17, 2005)

10.43	--Form of Director Indemnity Agreement

10.44	--Form of Officer Indemnity Agreement

10.45	--Indemnity Agreement for Robert G. Ashe

21.0	Subsidiaries of the Company

23.0	Consent of Ernst & Young LLP, Independent Chartered Accountants

31.0	Section 302 Certificates

31.1	--Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	--Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.0	Additional Exhibits

99.1	--Management’s Discussion and Analysis of the Corporation’s Financial Condition and Results of Operations - Canadian Supplement

(b)	The Corporation hereby files as part of this Form 10-K, the exhibits listed in Item 15(a)3, as set forth above.

(c)	The Corporation hereby files as part of this Form 10-K, the schedules listed in Item 15(a)3, as set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
    (Registrant)

/s/ Tom Manley	July 31, 2006

Tom Manley

Senior Vice President, Finance & Administration and
Chief Financial Officer
  (Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors and officers of Cognos Incorporated, hereby severally constitute and appoint Robert G. Ashe and Tom Manley, and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us in our names in the capacities below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Cognos Incorporated to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Robert G. Ashe		July 31, 2006

Robert G. Ashe	President and Chief Executive Officer, and Director
/s/ Tom Manley		July 31, 2006

Tom Manley	Senior Vice President, Finance & Administration
and Chief Financial Officer (Principal Financial
Officer and Chief Accounting Officer)
/s/ Renato Zambonini		July 31, 2006

Renato Zambonini	Chairman of the Board
/s/ James M. Tory, Q.C.		July 31, 2006

James M. Tory, Q.C.	Lead Director
/s/ John E. Caldwell		July 31, 2006

John E. Caldwell	Director
/s/ Paul D. Damp		July 31, 2006

Paul D. Damp	Director

/s/ Pierre Y. Ducros		July 31, 2006

Pierre Y. Ducros	Director
/s/ Robert W. Korthals		July 31, 2006

Robert W. Korthals	Director
/s/ Janet Perna		July 31, 2006

Janet Perna	Director
/s/ John Rando		July 31, 2006

John Rando	Director
/s/ Bill Russell		July 31, 2006

Bill Russell	Director

Schedule II

COGNOS INCORPORATED

Valuation and Qualifying Accounts

(US$000s, U.S. GAAP)

	Balance, beginning of period	Additions charged to income	Deductions	Balance, end of period

Allowance for Doubtful Accounts (1)(2)
Fiscal Year Ended
February 29, 2004	$ 9,683	$ 1,178	$(1,316)	$9,545

February 28, 2005	$ 9,545	$(1,068)	$ 320	$8,797

February 28, 2006	$ 8,797	$ 2,412	$(3,644)	$7,565

Allowance for Inventory Obsolescence
Fiscal Year Ended
February 29, 2004	$ 152	$ 196	$ (137)	$ 211

February 28, 2005	$ 211	$ 168	$ (201)	$ 178

February 28, 2006	$ 178	$ 119	$ (108)	$ 189

Deferred Tax Valuation Allowance (3)
Fiscal Year Ended
February 29, 2004	$18,714	$ 9	$ 9,540	$9,183

February 28, 2005	$ 9,183	$ (116)	$ 4,625	$4,442

February 28, 2006	$ 4,442	$ 1,911	$ 1,310	$5,043

(1)	In fiscal 2005, our bad debt expense was in a credit position as our allowance for bad debt decreased due to our improved collection experience.

(2)	Deductions for the allowance for doubtful accounts represent amounts written off against the reserve, net of recoveries. In fiscal 2005, the allowance for bad debt increased due to additional provisions as a result of the acquisition of Frango AB.

(3)	Deductions related to the deferred tax valuation allowance represent the tax benefit from net operating loss carryforwards related to acquisitions as their utilization became more likely than not. The tax benefit related to these net loss carryforwards, for which the purchase price has not been allocated, are accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	PAGE

3.0	Articles of Incorporation and Bylaws

3.1	--Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1(i) of Cognos' Form 10-Q filed for the quarter ended May 31, 2004)	*

3.2	--By-laws of the Corporation (filed as Exhibit 3.2 to Form 10-K filed for the year ended February 28, 1997)	*

3.3	--Amended By-laws of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)	*

4.0	Instruments defining the rights of security holders, including indentures

4.1	--Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)	*

4.2	--Description of Common Shares contained in the Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)	*

10.0	Material Contracts

10.1	--Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1 filed on May 13, 1987)	*

10.2	--1988-1993 Stock Option Plan (Incentive and Non-Qualified), as amended (filed as Exhibit 10.2 to Form 10-K filed for year ended February 28, 1989)	*

10.3	--Form of Incentive Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

10.4	--Form of Non-Qualified Stock Option Agreement under 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

10.5	--Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

10.6	--1993-1998 Employee Stock Purchase Plan (filed as Exhibit 10.6 to Form 10-K filed for the year ended February 29, 2000)	*

10.7	--1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.7 to Form 10-K filed for the year ended February 29, 2000)	*

10.8	--Form of Incentive Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 to Form 10-K filed for the year ended February 29, 2000)	*

10.9	--Form of Non-Qualified Stock Option Agreement under 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 to Form 10-K filed for the year ended February 29, 2000)	*

10.10	--Amended and Restated 1988-1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 to Form 10-Q filed for the quarter ended August 31, 1996)	*

10.11	--Amended and Restated 1993-1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 to Form 10-Q filed for the quarter ended August 31, 1996)	*

10.12	--1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)	*

10.13	--Form of Incentive Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)	*

10.14	--Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)	*

10.15	--Amended and Restated 1993-1999 Employee Stock Purchase Plan (filed as Exhibit 10.17 to Form 10-K filed for the year ended February 28, 1998)	*

10.16	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.16 to Form 10-Q filed for the quarter ended August 31, 1999)	*

continued.....

EXHIBIT NUMBER	DESCRIPTION (continued)	PAGE

10.17	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.18 to Form 10-K filed for the year ended February 28, 2002)	*

10.18	--Amended Employee agreement - Terry Hall (filed as Exhibit 10.19 to Form 10-K filed for the year ended February 28, 2002)	*

10.19	--Employee release agreement - Terry Hall (filed as Exhibit 10.20 to Form 10-K filed for the year ended February 28, 2002)	*

10.20	--2002-2005 Restricted Share Unit Plan (filed as Exhibit 10.21 to Form 10-Q filed for the quarter ended November 30, 2002)	*

10.21	--2002-2005 Adaytum Inc. 1999 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-102794 on Form S-8 filed on January 29, 2003)	*

10.22	--2003-2008 Stock Option Plan (filed as Exhibit 10.23 to Form 10-Q filed for the quarter ended May 31, 2003)	*

10.23	--Retirement Compensation Arrangement Plan for Certain Executives (filed as Exhibit 10.23 to Form 10-K filed for the year ended February 29, 2004)	*

10.24	--Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-117981 on Form S-8 filed on August 6, 2004)	*

10.25	--Form of Option Agreement pursuant to the Cognos Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 10.25 to Form 10-Q filed for the quarter ended August 31, 2004)	*

10.26	--Employment Agreement for Robert G. Ashe dated October 25, 2004 (filed as Exhibit 99.1 to Report on Form 8-K filed on October 29, 2004)	*

10.27	--FY05 Compensation Plan for Robert G. Ashe (filed as Exhibit 10.27 to Form 10-Q filed for the quarter ended November 30, 2004)	*

10.28	--Employment Agreement for Tom Manley dated October 25, 2004 (filed as Exhibit 99.2 to Report on Form 8-K filed on October 29, 2004)	*

10.29	--FY05 Compensation Plan for Tom Manley (filed as Exhibit 10.29 to Form 10-Q filed for the quarter ended November 30, 2004)	*

10.30	--Amended and Restated 2003-2008 Stock Option Plan (filed as Exhibit 10.30 to Form 10-Q filed for the quarter ended August 31, 2005)	*

10.31	--Amended and Restated 2002-2015 Restricted Share Unit Plan (filed as Exhibit 10.31 to Form 10-Q filed for the quarter ended August 31, 2005)	*

10.32	--Amended and Restated Cognos Employee Stock Purchase Plan (filed as Exhibit 10.32 to Form 10-Q filed for the quarter ended November 30, 2005)	*

10.33	--FY06 Compensation Plan for Robert G. Ashe (filed as Exhibit 10.33 to Form 10-Q filed for the quarter ended August 31, 2005)	*

10.34	--FY06 Compensation Plan for Tom Manley (filed as Exhibit 10.34 to Form 10-Q filed for the quarter ended August 31, 2005)	*

10.35	--FY06 Compensation Plan for Anthony Sirianni (filed as Exhibit 10.35 to Form 10-Q filed for the quarter ended August 31, 2005)	*

10.36	--FY06 Compensation Plan for Peter Griffiths (filed as Exhibit 10.36 to Form 10-Q filed for the quarter ended August 31, 2005)	*

10.37	--FY06 Compensation Plan for David Laverty (filed as Exhibit 10.37 to Form 10-Q filed for the quarter ended August 31, 2005)	*

10.38	--Employment agreement for Peter Griffiths (filed as Exhibit 99.1 to Report on Form 8-K filed on November 17, 2005)	*

continued.....

EXHIBIT NUMBER	DESCRIPTION (continued)	PAGE

10.39	--Employment agreement for Neal Hill (filed as Exhibit 99.2 to Report on Form 8-K filed on November 17, 2005)	*

10.40	--Employment agreement for John Jussup (filed as Exhibit 99.3 to Report on Form 8-K filed on November 17, 2005)	*

10.41	--Employment agreement for Dave Laverty (filed as Exhibit 99.4 to Report on Form 8-K filed on November 17, 2005)	*

10.42	--Employment agreement for Anthony Sirianni (filed as Exhibit 99.5 to Report on Form 8-K filed on November 17, 2005)	*

10.43	--Form of Director Indemnity Agreement	131

10.44	--Form of Officer Indemnity Agreement	135

10.45	--Indemnity Agreement for Robert G. Ashe	139

21.0	Subsidiaries of the Company	143

23.0	Consent of Ernst & Young LLP, Independent Chartered Accountants	145

31.0	Section 302 Certificates

31.1	--Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	146

31.2	--Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	147

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	148

99.0	Additional Exhibits

99.1	--Management’s Discussion and Analysis of the Corporation’s Financial Condition and Results of Operations - Canadian Supplement	149

*	Incorporated by reference to document identified, which has been previously filed.