Form 10-Q
period 2006-05-31
COGNOS INC
filed 2006-08-01
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2006

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
YES             NO     X

The number of shares outstanding of the registrant’s only class of Common Stock as of July 14, 2006, was 89,722,222.

COGNOS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended May 31,
	2006	2005

Revenue
Product license	$ 73,735	$ 71,146
Product support	100,181	88,505
Services	43,124	40,424

Total revenue	217,040	200,075

Cost of revenue
Cost of product license	1,757	1,222
Cost of product support	11,227	8,996
Cost of services	37,516	32,297

Total cost of revenue	50,500	42,515

Gross margin	166,540	157,560

Operating expenses
Selling, general, and administrative	117,592	105,715
Research and development	33,279	29,765
Amortization of acquisition-related intangible assets	1,701	1,637

Total operating expenses	152,572	137,117

Operating income	13,968	20,443
Interest and other income, net	5,011	2,780

Income before taxes	18,979	23,223
Income tax provision	4,441	2,851

Net income	$ 14,538	$ 20,372

Net income per share
Basic	$0.16	$0.22

Diluted	$0.16	$0.22

Weighted average number of shares (000s)
Basic	89,893	91,078

Diluted	90,825	93,897

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	May 31, 2006	February 28, 2006

Assets
Current assets
Cash and cash equivalents	$ 337,178	$ 398,634
Short-term investments	273,006	152,368
Accounts receivable	139,974	216,850
Income taxes receivable	5,670	1,363
Prepaid expenses and other current assets	26,044	31,978
Deferred tax assets	11,748	12,936

	793,620	814,129
Fixed assets, net	79,315	75,821
Intangible assets, net	20,507	22,125
Other assets	5,868	6,096
Deferred tax assets	6,440	6,928
Goodwill	225,709	225,709

	$ 1,131,459	$ 1,150,808

Liabilities
Current liabilities
Accounts payable	$ 27,807	$ 33,975
Accrued charges	33,429	30,799
Salaries, commissions, and related items	60,611	73,229
Income taxes payable	2,928	6,009
Deferred income taxes	5,868	4,118
Deferred revenue	233,468	246,562

	364,111	394,692
Deferred income taxes	32,735	30,344

	396,846	425,036

Stockholders' Equity
Capital stock
Common shares and additional paid-in capital
(May 31, 2006 - 89,711,171; February 28, 2006 - 89,826,706)	455,451	439,680
Treasury shares (May 31, 2006 - 46,989; February 28, 2006 - 55,970)	(1,237)	(1,563)
Retained earnings	274,703	283,168
Accumulated other comprehensive income	5,696	4,487

	734,613	725,772

	$ 1,131,459	$ 1,150,808

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended May 31,

	2006	2005

Cash flows from operating activities
Net income	$ 14,538	$ 20,372
Non-cash items
Depreciation and amortization	7,240	7,165
Stock-based compensation	5,157	4,082
Deferred income taxes	5,181	(3,827)
Loss on disposal of fixed assets	139	87

	32,255	27,879
Change in non-cash working capital
Decrease in accounts receivable	81,140	46,835
Increase in income tax receivable	(4,307)	(2,001)
Decrease in prepaid expenses and other current assets	6,891	1,423
Decrease in accounts payable	(7,027)	(8,043)
Increase (decrease) in accrued charges	1,600	(8,003)
Decrease in salaries, commissions, and related items	(14,825)	(36,133)
Decrease in income taxes payable	(3,355)	(15,942)
Decrease in deferred revenue	(19,732)	(10,825)

Net cash provided by (used in) operating activities	72,640	(4,810)

Cash flows from investing activities
Maturity of short-term investments	112,615	127,925
Purchase of short-term investments	(232,636)	(101,983)
Additions to fixed assets	(6,371)	(4,756)
Additions to intangible assets	(326)	(245)
Decrease in other assets	269	245
Acquisition costs, net of cash and cash equivalents	--	131

Net cash provided by (used in) investing activities	(126,449)	21,317

Cash flows from financing activities
Issue of common shares	12,935	11,784
Repurchase of shares	(24,998)	(25,254)

Net cash used in financing activities	(12,063)	(13,470)

Effect of exchange rate changes on cash	4,416	(3,959)

Net decrease in cash and cash equivalents	(61,456)	(922)
Cash and cash equivalents, beginning of period	398,634	378,348

Cash and cash equivalents, end of period	337,178	377,426
Short-term investments, end of period	273,006	118,610

Cash, cash equivalents, and short-term investments, end of period	$ 610,184	$ 496,036

(See accompanying notes)

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (“U.S.”) dollars and in accordance with generally accepted accounting principles (“GAAP”) in the U.S. with respect to interim financial statements, applied on a basis consistent in all material respects with those applied in the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2006 except for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), Share-based Payment (“FAS 123R”) which has been retrospectively applied. These consolidated financial statements do not include all of the information and footnotes required for compliance with GAAP in the U.S. for annual financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

The preparation of these unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. In particular, management makes judgments related to, among other things, revenue recognition, stock-based compensation, the allowance for doubtful accounts, income taxes, business acquisitions and the related goodwill, intangibles and restructuring accrual, and the impairment of goodwill and long-lived assets. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to present fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

The Corporation adopted FAS 123R on March 1, 2006 to account for its stock option, stock purchase, deferred share, and restricted share unit plans. This standard addresses the accounting for share-based payment transactions in which a corporation receives employee services in exchange for either equity instruments of the corporation or liabilities that are based on the fair value of the corporation’s equity instruments or that may be settled by the issuance of such equity instruments. Under this standard, companies are required to account for such transactions using a fair value method and recognize the expense over the requisite service period of the award in the consolidated statements of income.

The Corporation previously accounted for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and provided the pro forma disclosures prescribed by FASB Statement No. 123, Accounting for Stock-based Compensation (“FAS 123”), the predecessor to FAS 123R. Except for certain acquisition-related options, the exercise price of all stock options is equal to the closing market price of the stock on the trading day preceding the date of grant. Accordingly, with the exception of certain acquisition-related compensation and awards granted under the Corporation’s deferred share and restricted share unit plans, no compensation cost had been recognized in the financial statements prior to fiscal 2007.

The Corporation has elected the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied on a basis consistent with the pro forma disclosures required in those periods by FAS 123.

In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107, Share-based Payment (“SAB 107”) regarding the application of FAS 123R. The Corporation has applied the provisions of SAB 107 in its adoption of FAS 123R.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The following tables set forth the increase (decrease) to the Corporation’s consolidated statements of income and balance sheets as a result of the adoption of FAS 123R for the three months ended May 31, 2005 and for the years ended February 28, 2006 and 2005: (000s, except per share amounts)

	Impact of Change for Adoption of FAS 123R

	For the three months ended May 31, 2005	For the year ended
		February 28, 2006	February 28, 2005

Consolidated Statement of Income
Operating Income	$(3,914)	$(18,820)	$(17,138)
Net income	(3,453)	(16,226)	(15,130)
Net income per share (basic)	$(0.04)	$(0.18)	$(0.17)
Net income per share (diluted)	$(0.03)	$(0.18)	$(0.17)

	Impact of Change for Adoption of FAS 123R

	February 28, 2006	February 28, 2005

Consolidated Balance Sheet
Deferred income tax asset	$ 6,792	$ 6,018

Stockholders' equity:
Common shares and additional paid-in
capital	159,738	142,962
Deferred stock-based compensation	501	277
Retained Earnings	(153,447)	(137,221)

	$ 6,792	$ 6,018

The Corporation uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award for its stock option plans and the graded attribution method for its performance-based restricted share unit plan. Stock-based compensation expense is recorded in cost of support, cost of services, selling, general and administrative expenses or research and development expenses, depending on the employee’s job function.

When recording compensation cost for equity awards, FAS 123R requires corporations to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Corporation recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Stock-based compensation expense recognized for the three months ended May 31, 2006 and 2005 is as follows:

	Three months ended May 31,

	2006	2005

	($000s)
Compensation cost recognized
Cost of Product Support	$ 96	$ 114
Cost of Services	187	207
Selling, General and Administrative	4,304	2,870
Research and Development	491	891

Total	5,078	4,082
Tax benefit recognized	(931)	(461)

Net Stock-based Compensation Cost	$4,147	$3,621

Stock Options

The fair value of the options granted after March 1, 2005 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted average assumptions were used for options granted during the following periods:

	Three months ended May 31,

	2006	2005

Risk-free interest rates	4.7%	4.2%
Expected volatility	33%	35%
Dividend yield	0%	0%
Expected life of options (years)	3.7	3.7

Expected volatilities are based on historical volatility of the Corporation’s stock, implied volatilities from traded options on the Corporation’s stock, and other relevant factors. The Corporation uses historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees that have similar exercise behavior and turnover rates are considered separately for valuation purposes. The expected life of the options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option are determined by the US Treasury yields for US dollar options and the Government of Canada benchmark bond yields for Canadian dollar options in effect at the time of the grant.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Options outstanding that have vested and are expected to vest as of May 31, 2006 are as follows:

	Number of Awards (000s)	Weighted average exercise price (in $)	Aggregate intrinsic value(1) ($000s)	Weighted-average remaining contractual term (in years)

Outstanding, March 1, 2006	11,255	$32.60	$75,347	3.3
Granted	76	38.88
Cancelled	(138)	33.97
Exercised	(513)	23.43

Outstanding, May 31, 2006	10,680	33.97	19,145	3.1

Exercisable, May 31, 2006	6,687	33.01	16,024	2.9
Unvested, May 31, 2006	3,993	35.58	3,121	3.5

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of $38.25 and $30.66 for the Corporation’s stock on the NASDAQ on February 28, 2006 and May 31, 2006, respectively.

Additional information with respect to stock option activity is as follows:

	Number of Awards (in 000s)	Weighted-average grant date fair value (in $)

Unvested at March 1, 2006	4,594	$11.17
Granted	76	9.60
Vested	(577)	12.20
Forfeited	(100)

Unvested at May 31, 2006	3,993	11.26

The weighted-average grant date fair value of options granted during the three month period ended May 31, 2006 was $9.60 for a total fair value of $730,000. Options with a fair value of $7,035,000 completed vesting during the three month period ended May 31, 2006. The total intrinsic value of options exercised during the three month period ended May 31, 2006 was $8,029,000. The actual tax benefit realized for the tax deductions from option exercises in certain jurisdictions and the deduction of stock-based compensation in others for the three month period ended May 31, 2006 was $772,000.

As of May 31, 2006, there was $35,569,000 of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted-average period of 2.1 years.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Restricted Share Unit Plan

The Corporation also maintains a Restricted Share Unit Plan pursuant to which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. Subject to performance and/or vesting provisions set out in each participant’s award agreement, each restricted share unit (“RSU”) will be exchangeable for one common share of the Corporation. Performance targets are based on company-wide performance goals such as operating margin and revenue growth and may include indexes to competitors’ performance. RSUs contingently vest over a period of 1 to 5 years.

The fair value of each RSU is determined on the date of issue based on the value of the Corporation’s stock on that day and is remeasured until the performance condition is met or the shares are repurchased. The Corporation assumes that the performance goals will be achieved according to the Corporation’s business plan approved by the Board of Directors. Compensation cost will only be recognized to the extent that performance goals are achieved.

The common shares for which RSUs may be exchanged will be purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

Activity in the RSU plan for the three month period ended May 31, 2006 was as follows:

	Restricted Share Units	Weighted average Grant Day Fair Value(1)	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value

	(000s)			($000)
Outstanding, March 1, 2006	43	$37.05	2.6	$1,630
Granted – vesting conditions only	12	38.58
Granted – performance conditions	178	30.66
Vested	(9)	30.48
Forfeited	--

Outstanding, May 31, 2006	224	$31.68	4.4	$6,856

(1)	Fair value of the Corporation’s stock at May 31, 2006 for RSUs granted with performance conditions.

The weighted-average grant date fair value of RSUs granted during the three month period ended May 31, 2006 was $38.58. The fair value of performance based RSUs at May 31, 2006 was $30.66. The total intrinsic value of RSUs that vested during the three month period ended May 31, 2006 was $339,000.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

As of May 31, 2006, there was $6,214,000 of total unrecognized compensation cost related to nonvested RSUs; that cost is expected to be recognized over a weighted-average period of 2.1 years.

The Corporation expects to purchase between 70,000 and 286,000 shares in the upcoming year to meet RSU commitments if certain performance goals are achieved.

Employee Stock Purchase Plan

The Corporation sponsors the Cognos Employee Stock Purchase Plan (“ESPP”). A participant in the ESPP authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (“Purchase Period”) and, on the first trading day following the end of any Purchase Period, these deductions are applied toward the purchase of common shares. The purchase price per share is ninety (90) percent of the lesser of the fair market value of Cognos stock on the Toronto Stock Exchange as of the beginning and the end of the Purchase Period. As the ESPP is considered a compensatory plan under FAS 123R, the Corporation recognized $174,000 of ESPP compensation expense in the three-month period ended May 31, 2006.

Deferred Share Plan for Non-employee Directors

The Corporation has established a deferred share plan for its non-employee directors (“DSU Plan”). A DSU is a unit, equivalent in value to a share of the Corporation, credited by means of a bookkeeping entry in the books of the Corporation to an account in the name of the non-employee director. DSUs represent the variable (at risk) component of the directors’ compensation. At the end of the director’s tenure, the director must redeem the DSUs and, at the option of the Corporation, is either (i) paid the market value of the shares represented by the DSUs, or (ii) receives the whole number equivalent of the number of DSUs in shares of the Corporation purchased on the open market. A director is required to hold 5,000 DSUs which must be attained within three (3) years of the director commencing service on the Board. At May 31, 2006, the Corporation had a liability of $4,361,000 in relation to the DSU Plan based on the value of the Corporation’s stock at that date.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

4.	Intangible Assets

	As at May 31, 2006		As at February 28, 2006

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired technology	$41,611	$29,531	$ 41,611	$28,194	20%
Contractual relationships	9,654	3,689	9,654	3,328	12.5%
Trademarks and patents	6,049	3,587	5,724	3,342	20%

	57,314	$36,807	56,989	$34,864

Accumulated amortization	(36,807)		(34,864)

Net book value	$20,507		$22,125

During the three months ended May 31, 2006 and May 31, 2005, there were additions to trademarks and patents in the amount of $325,000 and $245,000, respectively.

The amortization of trademarks and patents is included in selling, general, and administrative expenses and the amortization of acquired technology and contractual relationships is included in income as amortization of acquisition-related intangibles. The following table sets forth the allocations:

	Three months ended May 31,

	2006	2005

	($000s)
Amortization of acquisition-related intangibles	$1,701	$1,637
Selling, general, and administrative expenses	242	185

Total	$1,943	$1,822

The estimated amortization expense related to intangible assets in existence as at May 31, 2006, over the next five years, is as follows: ($000s)

2007 (Q2 to Q4)	$5,706
2008	6,962
2009	3,435
2010	2,649
2011	1,747
2012	8

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

5.	Goodwill

For the three months ended May 31, 2006, there were no adjustments to goodwill. During the three months ended May 31, 2005, there was a reduction to goodwill of $131,000 resulting from fair value adjustments to accounts receivable in the purchase price allocation for Frango AB (“Frango”).

	Three months ended May 31,

	2006	2005

	($000s)
Beginning balance	$225,709	$221,490
Adjustments	--	(131)

Closing balance	$225,709	$221,359

6.	Commitments and Contingencies

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The Corporation estimates its effective tax rate for fiscal 2007 to be 24%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three-month period ended May 31, 2006 to 23% due to adjustments related to prior year tax assessments. For the three months ended May 31, 2005, the Corporation estimated its effective tax rate for fiscal 2006 to be 23%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three-month period ended May 31, 2005 to 12% due to the recognition of one-time benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

8.	Stockholders’ Equity

The Corporation issued 537,000 common shares for proceeds of $12,935,000 during the three months ended May 31, 2006, and issued 527,000 common shares for proceeds of $11,784,000 during the three months ended May 31, 2005. The issuance of shares in the three months ended May 31, 2006 and May 31, 2005 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees, officers, and directors. During the three months ended May 31, 2006 and May 31, 2005, the Corporation repurchased 652,000 shares at a value of $24,998,000 and 617,000 shares at a value of $25,254,000, respectively. The shares repurchased during both periods were made in the open market under the Corporation’s share repurchase program.

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended May 31,

	2006	2005

Basic Net Income per Share
Net income	$14,538	$20,372

Weighted average number of shares outstanding	89,893	91,078

Basic net income per share	$0.16	$0.22

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Diluted Net Income per Share
Net income	$14,538	$20,372

Weighted average number of shares outstanding	89,893	91,078
Dilutive effect of stock options	932	2,819

Adjusted weighted average number of shares outstanding	90,825	93,897

Diluted net income per share	$0.16	$0.22

9.	Comprehensive Income

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

The components of comprehensive income were as follows ($000s):

	Three months ended May 31,

	2006	2005

Net income	$14,538	$20,372
Other comprehensive income (loss):
Foreign currency translation adjustments	1,381	590
Change in net unrealized loss on derivative instruments	(172)	(236)

Comprehensive income	$15,747	$20,726

10.	Segmented Information

The Corporation operates in one business segment as one reporting unit — computer software solutions.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in United States dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

11.	Liabilities in Connection with Acquisition

In September 2004, in conjunction with the acquisition of Frango, the Corporation undertook a restructuring plan. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Business Combination (“EITF 95-3”), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The Corporation recorded restructuring costs of approximately $5,445,000 in relation to this restructuring plan. This restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. The employee separations impacted all functional groups, primarily in Europe. The restructuring accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments will be paid by the end of fiscal 2007. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exists that would result in a material adjustment to the acquisition cost allocation.

The following table sets forth the activity in the Corporation’s restructuring accrual for the three-month period ended May 31, 2006: ($000s)

	Employee separations	Other restructuring accruals	Total accrual

Balance as at February 28, 2006	$ 277	$481	$ 758
Cash payments during the first quarter of fiscal 2007	(229)	(46)	(275)
Adjustment	(13)	--	(13)
Foreign exchange adjustment	27	25	52

Balance as at May 31, 2006	$ 62	$460	$ 522

12.	New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Corporation’s consolidated results of operations and financial condition.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006 (“fiscal 2006”). Certain statements made in this MD&A that are not based on historical information are forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and Section 138.4(9) of the Ontario Securities Act.  Terms and phrases such as, “opportunity”, “expected”, “plans”, “aimed at”, “intends” and similar terms and phrases are intended to identify these forward-looking statements. Such forward-looking statements relate to and include, among other things future revenues and earnings; the contribution of Cognos 8 Business Intelligence (“Cognos 8”) and Cognos Planning to our revenues and earnings; market trends; new and existing product innovations and developments; operational performance; our sales force structure and model; the impact of our relationship with IBM and systems integrators; the importance of identifying, hiring, engaging and retaining personnel and contractors; the impact of Statement of Financial Accounting Standard No. 123 (revised), Share-based Payment, (“FAS 123R”) on our financial results; our products, including Cognos 8 and Cognos Planning, and their impact on our revenues and our business; the revenue mix between product license, support and services; the decline in license revenue from stand alone products incorporated into Cognos 8; improvements in gross margins; the growth of corporate performance management (“CPM”) in the software industry; the trend towards standardization and larger transactions; product and technological improvements by our competitors and consolidation in our industry; the strength of the Canadian dollar and its effects; drivers of growth in the business intelligence (“BI”) market; and our investments in personnel and technology.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, Cognos’ transition to new products and releases, including Cognos 8 and customer acceptance and implementation of Cognos 8; a continuing increase in the number of larger customer transactions and the related lengthening of sales cycles and challenges in executing on these sales opportunities; the incursion of enterprise resource planning and other major software companies into the BI market; continued BI and software market consolidation and other competitive changes in the BI and software market; currency fluctuations; our ability to identify, hire, train, motivate, retain, and incent highly qualified management/other key personnel (including sales personnel) and our ability to manage changes and transitions in management/other key personnel; the impact of the implementation of FAS 123R; our ability to develop, introduce and implement new products as well as enhancements or improvements for existing products that respond, in a timely fashion, to customer/product requirements and rapid technological change; our ability to maintain or accurately forecast revenue or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models, plans and strategies and to execute on them; fluctuations in our quarterly and annual operating results; fluctuations in our tax exposure; the impact of natural disasters on the overall economic condition of North America; unauthorized use or misappropriation of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as the impact of the laws, regulations, rules and pronouncements of jurisdictions outside of Canada and their interpretation by courts, tribunals, regulatory and similar bodies of such jurisdictions; our ability to identify, pursue, and complete acquisitions with desired business results; as well as the risk factors discussed previously and in other periodic reports filed with the Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”). Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

ABOUT COGNOS

Cognos, a global leader in business intelligence (“BI”) and corporate performance management (“CPM”) software solutions, provides world-class enterprise planning and BI software and services to help companies plan, understand and manage financial and operational performance.

Cognos brings together technology, analytical applications, best practices, and a broad network of partners to give customers a complete performance system. The Cognos performance system is an open and adaptive solution that leverages an organization’s enterprise resource planning (“ERP”), packaged applications, and database investments. It gives customers the ability to answer the questions — How are we doing? Why are we on or off track? What should we do about it? – and enables them to understand and monitor current performance while planning future business strategies.

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

OVERVIEW OF THE QUARTER

We posted solid results for the first quarter of fiscal 2007 in what is seasonally our most challenging quarter. Cognos 8 Business Intelligence (“Cognos 8”), our newly released enterprise BI software that facilitates all BI activity, including production and business reporting, dashboarding, query, analysis, metrics management and interactive scorecarding, delivered strong license revenue of $43.5 million in the quarter. Cognos 8 has generated over $100 million of license revenue in just over two quarters of general availability reflecting the strong acceptance and potential for this platform going forward.

Operating Performance

Revenue for the three month period ended May 31, 2006 was $217.0 million, an increase of 8% from $200.1 million for the corresponding period last year. License revenue increased 4% to $73.7 million, compared with $71.1 million in the first quarter of fiscal 2006 on the strength of Cognos 8. Product support revenue increased 13% to $100.2 million as we expand our customer base and continue to experience solid renewal rates. Services revenue also contributed to this growth increasing 7% from the same quarter last year.

On March 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), Share-based Payment (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value and to recognize such costs in the statement of income. As a result of the adoption of FAS 123R, our operating income, net income, and earnings per share have been significantly impacted. We have elected the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FASB Statement No. 123, Accounting for Stock-based Compensation (“FAS 123”), the predecessor to FAS 123R. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

Net income for the three month period ended May 31, 2006 was $14.5 million or $0.16 per diluted share compared to net income of $20.4 million or $0.22 per diluted share for the same period last year, representing a decrease of 29%. The decrease in net income for the quarter is primarily due to the unfavorable effect of foreign currency, predominantly the stronger Canadian dollar, a lower gross margin on our services and a higher tax rate as compared to the same period last year. The decrease in net income was partially offset by an increase in interest and other income.

Our balance sheet remains strong, ending the quarter with $610.2 million in cash, cash equivalents, and short-term investments. This represents an increase of $59.2 million from February 28, 2006, primarily attributable to the collection of accounts receivable.

We signed 13 contracts in excess of one million dollars during the quarter, compared with 6 contracts in the corresponding period last year. The number of contracts greater than $200,000 continues to grow, increasing 13% compared to the corresponding period last year. Average license order size for orders greater than $50,000 was $186,000, compared to $175,000 last year. We believe that order size is an indication of enterprise-scale investment in our products by our customers which creates a foundation for future growth as it enables us to generate additional software licensing and ongoing maintenance renewals.

SEC Review

The Staff of the Division of Corporation Finance of the SEC (“the Staff”) has recently completed its review of our Annual Report on Form 10-K for the period ended February 28, 2005.  The Staff review related primarily to the manner in which we allocate revenue pursuant to Statement of Position No. 97-2 “Software Revenue Recognition” as amended by SOP No. 98-9 “Software Revenue Recognition With Respect to Certain Arrangements” (collectively “SOP 97-2”) for post-contract customer support (“PCS”) in multiple element arrangements that include PCS and license. In particular, the Staff analyzed our processes to establish vendor-specific objective evidence of the fair value for PCS in contracts for the purpose of allocating revenue to PCS and the license in such arrangements. On July 20, 2006 the Staff informed us that the Staff would not object to our revenue recognition policy under SOP 97-2. We delayed the filing of our Annual Report on Form 10-K for the year ended February 28, 2006 and our Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 because of the pendency of the Staff review. We are also filing our Form 10-K for the year ended February 28, 2006 on even date and will, as a result, be current with our regulatory filings.

Executive Appointment

On May 15, 2006, we appointed Mr. Les Rechan as Chief Operating Officer of the Corporation. Mr. Rechan is responsible for leading our worldwide sales, services and marketing operations. Mr. Rechan joins us with over 20 years of industry experience, including senior positions with Oracle, Siebel Systems and IBM.

Recent Announcements

In March 2006, we announced a new global strategic alliance with IBM. This alliance represents a significant commitment by both companies to providing clients with open standards-based business solutions that will allow them to leverage their existing IT assets, lower costs, and provide flexibility regarding their choice of operating environments, including Linux. Building on our existing relationship, this new strategic alliance tightens the integration between Cognos and IBM across all areas of the organizations, including software, hardware, services, marketing, and joint product development.

During the quarter, we also announced Cognos Go! Search Service, a new BI search capability that will enable users to instantly find relevant, strategic enterprise information available through Cognos 8 Business Intelligence. With a familiar, browser-based search that ranks results based on user priorities, we believe Cognos Go! will deliver users an intuitive and efficient way of quickly finding BI information presented in reports, analyses, dashboards, metric information, and events across the organization. We expect Cognos Go! to be generally available in the third quarter of fiscal 2007.

In addition, we released Cognos 8 Workforce Performance. Building on the Cognos 8 architecture, this product helps organizations better manage and optimize their human capital assets by allowing customers to quickly construct analytic applications for Workforce Performance based on user roles and report requirements, rather than the traditional approach of building specific reports one at a time.

Outlook for the balance of the fiscal year

We continue to expect revenue and net income to increase for the full fiscal year when compared to fiscal 2006 on a consistent basis. We believe that the BI market remains strong and that we will benefit from the Cognos 8 product cycle in the upcoming year. However, we continue to face increasing competition from traditional and non-traditional competitors and uncertainty in foreign exchange rate fluctuations, primarily the Canadian dollar and the euro.

With the general availability of Cognos 8 and its first maintenance release, we believe that we are well positioned to benefit from licensing revenue from new customers as well as provide existing customers with the opportunity to add to their current reporting and analysis capabilities. Given the positive response we have experienced for Cognos 8 since its release, we believe that Cognos 8 will continue to make a significant contribution to fiscal 2007 license revenue.

We continue to experience a healthy market for our other products, including our performance management applications. Cognos 8 and Cognos Planning are the key components of our product strategy and we believe that the strength of these two products in the market will be significant contributors to our business. We will continue to focus on bringing innovative new products to market and we continue to develop new releases of our products.

The BI and performance management markets continue to be very competitive and we expect our competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies to compete with our strong product portfolio. In addition, the software market continues to consolidate by acquisition and larger software vendors, including ERP software vendors, may continue to expand their product offering into our markets, creating stronger competitors.

In the first quarter of fiscal 2007, the Canadian dollar continued to strengthen compared to the U.S. dollar and, in fiscal 2006, the euro weakened compared to the U.S. dollar. If these trends continue through fiscal 2007, it will continue to put pressure on our business and operating margin percentage as a disproportionate amount of our expenses are incurred in Canadian dollars and a considerable amount of our revenue is received in euros. Accordingly, we will continue to manage our spending in an effort to mitigate the impact of foreign exchange changes on our operating performance.

RESULTS OF OPERATIONS

Recently Adopted Accounting Principle

We adopted FAS 123R on March 1, 2006 to account for our stock option, stock purchase, and deferred share and restricted share unit plans. This standard addresses the accounting for share-based payment transactions in which a company receives services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under this standard, companies are required to account for such transactions using a fair value method and to recognize the expense over the vesting period of the award in the consolidated statements of income.

We previously accounted for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and provided the pro forma disclosures prescribed by FAS 123, the predecessor to FAS 123R. Except for certain acquisition-related options, the exercise price of all stock options is equal to the closing market price of the stock on the trading day preceding the date of grant. Accordingly, with the exception of this acquisition-related compensation and awards granted under our deferred share and restricted share unit plans, no compensation cost had been recognized in the financial statements prior to fiscal 2007.

We have elected the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123 (See Note 3).

We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award for our stock option plans and the graded attribution method which is required for our performance-based restricted share unit plan. Stock-based compensation expense is recorded, consistent with other compensation expenses, in cost of support, cost of services, selling, general and administrative expenses or research and development expenses, by employee job function.

Stock-based compensation expense recognized for the three months ended May 31, 2006 and 2005 is as follows:

	Three months ended May 31,

	2006	2005

	($000s)
Compensation cost recognized
Cost of Product Support	$ 96	$ 114
Cost of Services	187	207
Selling, General and Administrative	4,304	2,870
Research and Development	491	891

Total	5,078	4,082

Tax benefit recognized	(931)	(461)

Net Stock-based Compensation Cost	$4,147	$3,621

Operating Performance

(000s, except per share amounts)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Revenue	$217,040	$200,075	8.5%
Cost of revenue	50,500	42,515	18.8

Gross margin	166,540	157,560	5.7
Operating expenses	152,572	137,117	11.3

Operating income	$ 13,968	$ 20,443	(31.7)

Gross margin percentage	76.7%	78.8%
Operating margin percentage	6.4%	10.2%

Net income	$ 14,538	$ 20,372	(28.6)%

Basic net income per share	$0.16	$0.22

Diluted net income per share	$0.16	$0.22

Revenue for the quarter ended May 31, 2006 was $217.0 million, an 8% increase from revenue of $200.1 million for the same quarter last year. Net income for the current quarter was $14.5 million, a 29% decrease from net income of $20.4 million for the same quarter last year. Diluted net income per share was $0.16 for the current quarter, compared to diluted net income per share of $0.22 for the same quarter last year. Basic net income per share was $0.16 and $0.22 for the quarters ended May 31, 2006 and May 31, 2005, respectively.

Gross margin for the quarter ended May 31, 2006 was $166.5 million, an increase of 6% over gross margin of $157.6 million for the same quarter last year. Gross margin percentage was 76.7% for the quarter ended May 31, 2006 as compared to 78.8% for the corresponding quarter last fiscal year. Total operating expenses for the quarter ended May 31, 2006 were $152.6 million, an 11% increase from operating expenses of $137.1 million for the same quarter last year. Operating income for the quarter ended May 31, 2006 was $14.0 million, a decrease of 32% from operating income of $20.4 million in the same quarter last year. The operating margin for the quarter ended May 31, 2006 was 6.4% as compared to 10.2% for the comparative quarter of the previous fiscal year.

The decrease in operating income and net income for the quarter is primarily due to the unfavorable effect of foreign currency, predominantly the stronger Canadian dollar, and a lower gross margin on our services revenue. Also contributing to the decrease in net income was a higher tax rate compared to the same quarter last year. The decrease in net income was partially offset by an increase in interest and other income.

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

	Three Months Ended May 31, 2006 over 2005

	Growth Excluding Foreign Exchange		Foreign Exchange		Net Growth

Revenue	8.4%		0.1%		8.5%
Cost of Revenue and Operating Expenses	10.6%		2.4%		13.0%
Operating Income	(10	.4)%	(21	.3)%	(31	.7)%

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

	Percentage of Revenue		Percentage Change

	Three months ended May 31,		Three months ended May 31,
	2006	2005	2005 to 2006

Revenue	100.0%	100.0%	8.5%

Cost of revenue	23.3	21.2	18.8

Gross margin	76.7	78.8	5.7

Operating expenses
Selling, general, and administrative	54.2	52.9	11.2
Research and development	15.3	14.9	11.8
Amortization of acquisition-related intangible assets	0.8	0.8	3.9

Total operating expenses	70.3	68.6	11.3

Operating income	6.4	10.2	(31.7)
Interest and other income, net	2.3	1.4	80.3

Income before taxes	8.7	11.6	(18.3)
Income tax provision	2.0	1.4	55.8

Net income	6.7%	10.2%	(28	.6)%

REVENUE

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Product License	$ 73,735	$ 71,146	3.6%
Product Support	100,181	88,505	13.2
Services	43,124	40,424	6.7

Total Revenue	$217,040	$200,075	8.5

Our total revenue was $217.0 million for the quarter ended May 31, 2006, an increase of $17.0 million or 8% compared to the quarter ended May 31, 2005. Our total revenue was derived primarily from our suite of BI products now combined into one single product, Cognos 8. Although we continue to generate license revenue from PowerPlay, Impromptu, Cognos ReportNet, Cognos DecisionStream, Cognos Metrics Manager, Cognos Visualizer, NoticeCast, and Cognos Query, the functionality of these products has now been combined on a single platform and as a single product in Cognos 8 and therefore we expect a continuing decline in license revenue from these products in the future offset by increased revenue from Cognos 8. During the quarter, we also generated license revenue from Cognos Planning, Cognos Controller, Cognos Analytic Applications, and Cognos Finance which we will continue to license as standalone products.

The overall change in total revenue from our three revenue categories in the quarter ended May 31, 2006 from May 31, 2005 was as follows: a 4% increase in product license revenue, a 13% increase in product support revenue, and a 7% increase in services revenue.

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

We believe these trends are leading to our increase in the number of large customer contracts that we are experiencing, our increase in enterprise-wide deployment of BI products, and a strengthening of our relationships with some of the world’s largest companies, and with our strategic partners. We expect the trend towards larger contracts to continue as a result of the growing demand for standardization and the deepening strategic importance of performance management within our customers’ businesses. While we are becoming involved in more and more of these larger contracts, small and medium-sized contracts continue to be important contributors to our success.

We believe that order size is an indication of enterprise–scale investment in our products by our customers which creates a foundation for future growth. We use the following summary of key revenue indicators to track order size:

Key Revenue Indicators

	Three months ended May 31,

	2006	2005

Orders (License, Support, Services)
Transactions greater than $1 million	13	6
Transactions greater than $200,000	118	104
Transactions greater than $50,000	728	668
Average selling price (License Orders Only) ($000s)
Greater than $50,000	$186	$175

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

Our operations are divided into three main geographic regions: (1) the Americas (consisting of Canada, Mexico, the United States, and Central and South America), (2) EMEA (consisting of the U.K., Continental Europe, the Middle East, and Africa), and (3) Asia/Pacific (consisting of Australia and countries in the Far East). The following table sets out, for each fiscal period indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region as compared to the prior fiscal period.

Revenue by Geography

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

The Americas	$129,913	$115,516	12.5%
EMEA	72,225	66,461	8.7
Asia/Pacific	14,902	18,098	(17.7)

Total	$217,040	$200,075	8.5

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Three months ended May 31,

	2006	2005

The Americas	59.8%	57.7%
EMEA	33.3	33.2
Asia/Pacific	6.9	9.1

Total	100.0%	100.0%

The growth rates of our revenue in EMEA, Asia/Pacific and, to a lesser extent, in the Americas are affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the quarter ending May 31, 2006 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	Three Months Ended May 31, 2006 over 2005

	Growth Excluding Foreign Exchange		Foreign Exchange		Net Growth

The Americas	10.8%		1.7%		12.5%
EMEA	10.6%		(1	.9)%	8.7%
Asia/Pacific	(14	.9)%	(2	.8)%	(17	.7)%

Total	8.4%		0.1%		8.5%

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

The growth rate of our revenue in the Americas and EMEA during the three months ended May 31, 2006 was mostly attributable to increases in volume and size of transactions as there was only a slight impact from fluctuations in foreign currencies. The decrease in revenue in Asia Pacific was largely due to a very strong performance in that region in the comparative period last fiscal year. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenue in the future.

Product License Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Product license revenue	$73,735	$71,146	3.6%
Percentage of total revenue	34.0%	35.6%

Product license revenue was $73.7 million in the quarter ended May 31, 2006, an increase of $2.6 million or 4% over the corresponding period last year. The increase in product license revenue during the quarter reflects the strength of Cognos 8. Exchange rate fluctuations relative to the U.S. dollar had negligible impact during the quarter compared to the prior fiscal year. Product license revenue accounted for 34% of total revenue for the three months ended May 31, 2006 as compared to 36% for the comparative quarter of the previous fiscal year.

The breadth of our solution continues to allow us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. With the release of Cognos 8, these relationships represent a significant opportunity for upgrade revenue over the next several quarters as these organizations look to upgrade their environments. Approximately 71% of our license revenue came from existing customers in the three-month period ended May 31, 2006.

We license our software through our direct sales force and third-party channels including resellers, value-added resellers, and OEMs. Total product license revenue for the quarter from direct sales was $51.8 million compared to $48.6 million in the corresponding period last fiscal year. Direct sales accounted for approximately 70% and 68% of our license revenue for the first quarter of fiscal 2007 and 2006, respectively.

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

Product Support Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Product support revenue	$100,181	$88,505	13.2%
Percentage of total revenue	46.1%	44.2%

Product support revenue was $100.2 million in the quarter ended May 31, 2006, an increase of $11.7 million or 13% compared to the corresponding period in the prior fiscal year. The increase was the result of the strong rate of renewal of our support contracts and the expansion of our customer base. Exchange rate fluctuations had a negligible impact on product support revenue during the quarter.

Product support revenue accounted for 46% of our total revenue in the quarter ended May 31, 2006 as compared to 44% for the comparative quarter of the previous fiscal year.

Services Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Services revenue	$43,124	$40,424	6.7%
Percentage of total revenue	19.9%	20.2%

Services revenue (training, consulting, and other revenue) was $43.1 million in the quarter ended May 31, 2006, an increase of $2.7 million or 7% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 20% of our total revenue for the three months ended May 31, 2006 and May 31, 2005.

The increase was primarily attributable to an increase in consulting revenue as we moved more towards large enterprise-wide deployments and financial applications-based software. Exchange rate fluctuations had a negligible impact on services revenue for the quarter.

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

COST OF REVENUE

Cost of Product License

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Cost of product license	$1,757	$1,222	43.8%
Percentage of license revenue	2.4%	1.7%

For the three months ended May 31, 2006, the cost of product license revenue was $1.8 million, an increase of $0.5 million or 44% compared to the corresponding period in the prior fiscal year. These costs represented 2% of product license revenue for both the quarters ended May 31, 2006 and May 31, 2005.

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the cost of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from May 31,

2005 to 2006

Royalty cost	$458
Other	77

Total year-over-year change	$535

The increase in these costs was the result of increases in royalties related to suppliers whose technology is embedded in our product offering.

Cost of Product Support

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Cost of product support	$11,227	$8,996	24.8%
Percentage of support revenue	11.2%	10.2%

The cost of product support revenue was $11.2 million, an increase of $2.2 million or 25% in the quarter ended May 31, 2006 compared to the corresponding period in the prior fiscal year. The cost of product support represented 11% of total product support revenue for the quarter ended May 31, 2006 as compared to 10% for the quarter ended May 31, 2005.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third-parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change from May 31,

2005 to 2006

Staff-related costs	$ 875
Computer-related costs	842
Other	514

Total year-over-year change	$2,231

The increase in the cost of product support for the three months ended May 31, 2006 was primarily the result of increases in staff-related costs to service our growing customer base and computer-related costs. The average number of employees within the support organization increased 6% from one year ago. Other includes direct selling and travel and living expenses. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of product support by approximately 5% for the quarter.

Cost of Services

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Cost of services	$37,516	$32,297	16.2%
Percentage of service revenue	87.0%	79.9%

The cost of services was $37.5 million, an increase of $5.2 million or 16% in the quarter ended May 31, 2006 compared to the corresponding period in the prior fiscal year. The cost of services increased as a percentage of services revenue, representing 87% for the quarter ended May 31, 2006 as compared to 80% for the corresponding period in the prior fiscal year.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from May 31,

2005 to 2006

Staff-related costs	$2,320
Services purchased externally	1,270
Travel & Living	1,072
Other	557

Total year-over-year change	$5,219

The increase in cost of services for the three months ended May 31, 2006 was primarily attributable to increases in staff-related costs. The average number of employees within the services organization increased 7% from one year ago. We continue to invest in services staff as we believe the availability and positioning of services is a key factor in the timing, closure, and success for large transactions. Also contributing to the increase were services purchased externally and travel and living expenses. Subcontractors are currently an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we continue to hire new employees in this area, we intend to supplement our skills by engaging subcontractors. Other includes recruiting fees and professional services costs. The effect of fluctuations of foreign currencies had minimal impact on cost of services during the three months ended May 31, 2006.

OPERATING EXPENSES

Selling, General, and Administrative

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Selling, general, and administrative	$117,592	$105,715	11.2%
Percentage of total revenue	54.2%	52.8%

Selling, general, and administrative (“SG&A”) expenses were $117.6 million, an increase of $11.9 million or 11% in the quarter ended May 31, 2006, compared to the corresponding period in the prior fiscal year. These costs increased as a percentage of revenue, representing 54% for the three months ended May 31, 2006 compared to 53% for the corresponding period in the prior fiscal year.

SG&A expenses include staff-related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change from May 31,

2005 to 2006

Staff-related costs	$7,645
Professional services	2,182
Travel & Living	2,020
Other	30

Total year-over-year change	$11,877

The increase in SG&A expenses for the three-month period ended May 31, 2006 was predominantly the result of increases in staff related costs resulting from increases in compensation, as well as associated benefits compared to the previous fiscal year. In addition, we incurred increased professional services and travel and living costs. The average number of employees within SG&A increased by 4% in fiscal 2007 from the previous fiscal year. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately 2% during the quarter.

Research and Development

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Research and development	$33,279	$29,765	11.8%
Percentage of total revenue	15.3%	14.9%

Research and development (“R&D”) expenses were $33.3 million, an increase of $3.5 million or 12% in the quarter ended May 31, 2006, compared to the corresponding period in the prior fiscal year. R&D costs were 15% of revenue for both the quarters ended May 31, 2006 and May 31, 2005.

R&D expenses are primarily staff-related costs attributable to the design and enhancement of existing products along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change from May 31,

2005 to 2006

Staff-related costs	$2,254
Other	1,260

Total year-over-year change	$3,514

The increase in R&D expenses for the three months ended May 31, 2006 was predominantly the result of increases in staff-related costs resulting from increases in salaries as well as associated benefits as compared to the previous fiscal year. The average number of employees within R&D increased by 7% from the previous fiscal year. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased R&D expenses by approximately 7% in the quarter.

During the quarter ended May 31, 2006, we continued to invest significantly in R&D activities. We shipped the first maintenance release for Cognos 8. This new version of Cognos 8 includes new capabilities to extend the reach of BI to more users and expanded enterprise-application and data support to help maximize operational infrastructure investments. We also announced Cognos Go! Search Service, a new BI search capability that will enable users to instantly find relevant, strategic enterprise information available through Cognos 8. With a familiar, browser-based search that ranks results based on user priorities, Cognos Go! will deliver users an intuitive and efficient way of quickly finding BI information presented in reports, analyses, dashboards, and metric information across the organization. We expect Cognos Go! to be generally available in the third quarter of fiscal 2007. In addition, we released Cognos 8 Workforce Performance. Building on the Cognos 8 architecture, this product helps organizations better manage and optimize their human capital assets by allowing customers to quickly construct analytic applications for Workforce Performance based on user roles and report requirements, rather than the traditional approach of building specific reports one at a time.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the quarters ended May 31, 2006 and May 31, 2005. Costs were not deferred in the period because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Acquisition-related Intangible Assets

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Amortization of acquisition-related
intangible assets	$1,701	$1,637	3.9%

Amortization of acquisition-related intangible assets was $1.7 million, an increase of $0.1 million or 4% for the quarter ended May 31, 2006 compared to the corresponding period in the prior fiscal year. This increase was due to the amortization of acquired technology relating to the acquisitions of Databeacon Inc. and Digital Aspects Ltd. during the third quarter of fiscal 2006.

Interest and Other Income, Net

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Interest and other income, net	$5,011	$2,780	80.3%

Interest and other income, net, was $5.0 million, an increase of $2.2 million or 80% in the quarter ended May 31, 2006 compared to the corresponding period in the prior fiscal year. The change in net interest and other income is as follows:

($000s)	Year-over-year Change from May 31,

2005 to 2006

Increase in interest revenue	$2,777
Loss on foreign exchange	(390)
Increase in interest expenses	(156)

Total year-over-year change	$2,231

The increase in interest revenue was attributable to an increase in the average portfolio size accompanied by an increase in the average yield on investments as compared to the same period in the prior fiscal year.

Income Tax Provision

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Income tax provision	$4,441	$2,851	55.8%
Effective tax rate	23.4%	12.3%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three months ended May 31, 2006, we recorded an income tax provision of $4.4 million, representing an effective income tax rate of 23%. Comparatively, in the three months ended May 31, 2005, we recorded an income tax provision of $2.9 million, representing an effective income tax rate of 12%. We estimate our effective tax rate for the current fiscal year to be 24%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three-month period ended May 31, 2006 to 23% due to adjustments related to prior year tax assessments. The estimated effective tax rate for fiscal 2006 including stock-based compensation expense was 23% which was reduced for the three-month period ended May 31, 2005 to 12% due to the recognition of one-time benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at May 31, 2006	As at February 28, 2006	Percentage Change

Cash and cash equivalents	$337,178	$398,634	(15	.4)%
Short-term investments	273,006	152,368	79.2

Cash, cash equivalents, and short-term investments	$610,184	$551,002	10.7
Working capital	429,509	419,437	2.4

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2006	2005	2005 to 2006

Net cash provided by (used in):
Operating activities	$ 72,640	$ (4,810)	*
Investing activities	(126,449)	21,317	(693	.2)%
Financing activities	(12,063)	(13,470)	(10.4)

	As at May 31, 2006	As at May 31, 2006

Days sales outstanding (DSO)	58	63

* not meaningful

Cash, Cash Equivalents, and Short-term Investments

As of May 31, 2006, we held $610.2 million in cash, cash equivalents, and short-term investments, an increase of $59.2 million from February 28, 2006. This increase is primarily attributable to the collection of accounts receivable which were seasonally high at the end of last quarter. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper, term deposits, banker’s acceptances and bearer deposit notes issued by major international banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper, corporate bonds, bearer deposit notes and government securities.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Working Capital

Working capital represents our current assets less our current liabilities. As of May 31, 2006, working capital was $429.5 million, an increase of $10.1 million from February 28, 2006. The increase in working capital can be attributed to a net decrease in current liabilities, especially salaries, commissions, and related items and deferred revenue. The increase in short term investments was offset by a decrease in cash and cash equivalents and accounts receivable.

Days sales outstanding was 58 days at May 31, 2006, down from 77 days at February 28, 2006 and 63 days at May 31, 2005. We calculate our days sales outstanding based on ending accounts receivable balances and quarterly revenue.

Long-term Debt

As at February 28, 2006 and May 31, 2006, we had no long-term debt.

Net Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the three months ended May 31, 2006 was $72.6 million, as compared to cash used in operating activities of $4.8 million in the comparative period last year. The increase is primarily attributable to the collection of accounts receivable and a reduction of the amount paid in salaries, commissions, and related items compared to the same quarter last year.

Net Cash Used in Investing Activities

Cash used in investing activities was $126.4 million for the three months ended May 31, 2006, as compared to cash provided by financing activities of $21.3 million in the comparative period last year. During the quarter ended May 31, 2006, we had an increase in the net investment in short-term investments as our purchases of short-term investments exceeded the maturity of short-term investments by $120.0 million during the quarter. In comparison, during the quarter ended May 31, 2005, our proceeds on the maturity of short-term investments, net of investments, were $25.9 million.

During the three month periods ended May 31, 2006 and May 31, 2005, we made fixed asset additions in the amount of $6.4 million and $4.8 million, respectively. The fixed asset additions in both periods related primarily to computer equipment and software, office furniture, and leasehold improvements.

Net Cash Used in Financing Activities

Cash used in financing activities was $12.1 million for the three months ended May 31, 2006, a decrease in financing activities of $1.4 million compared to the same period of the prior fiscal year. We issued 537,000 common shares, for proceeds of $12.9 million, during the three months ended May 31, 2006, compared to the issue of 527,000 shares for proceeds of $11.8 million during the corresponding period in the prior fiscal year. The issuance of shares in the three months ended May 31, 2006 and 2005 was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors.

We also paid $25.0 million during the quarter to repurchase 652,000 shares on the open market. Comparatively, for the three months ended May 31, 2005 we repurchased 617,000 shares at a value of $25.3 million. The share repurchases made during both periods were part of distinct open market share repurchase programs through The Nasdaq Global Market or The Toronto Stock Exchange. The share repurchase programs have historically been adopted in October of each year and run for one year. They allow the Corporation to purchase no more than 5% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq Global Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. We cancel all shares repurchased under the bid. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary.

Contracts and Commitments

We have unsecured credit facilities subject to annual renewal. These credit facilities permit us to borrow funds or issue letters of credit or guarantee up to Cdn $39.5 million (U.S. $31.3 million), subject to certain covenants. As of May 31, 2006 and 2005, there were no direct borrowings under these facilities.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

During fiscal 2005, the Corporation entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As of May 31, 2006, the Corporation had cash flow hedges, with maturity dates between February 28, 2007 and January 14, 2008, to exchange the U.S. dollar equivalent of $73.8 million in foreign currency. At May 31, 2006 we had an unrealized loss in the amount of $2.2 million in relation to these contracts. We entered into these foreign currency exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the year ended February 28, 2006.

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

We allocate arrangement consideration to PCS included in a software licensing arrangement based upon contemporaneous evidence of stand-alone prices and the application of controlled processes. These controlled processes include making judgments about the amount of arrangement consideration to allocate to PCS in contracts which do not state a PCS rate. Such judgments include continual monitoring of customer acceptance of renewal rates by other customers of the same customer class and evaluating customer tolerance for rate changes from a business standpoint at the time the initial license arrangement is established. On an historical basis, the contemporaneous evidence used has enabled us to establish the first year deferral consistent with the amount at which PCS has actually been renewed in the second and subsequent years. We use these renewals, which represent separate contemporaneous sales of PCS, as a basis to establish VSOE of fair value. Our process has historically provided experience to establish VSOE for PCS due to our continual monitoring of the process. If there are changes in the customers’acceptance of renewal rates or tolerance for rate change or our related ability to monitor and evaluate those changes, we may no longer be able to establish VSOE of fair value for PCS and accordingly revenue attributable to the software license and PCS would be recognized ratably over the PCS period.

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

Stock-based  Compensation — Effective March 1, 2006, we adopted FAS 123R to account for our stock option, stock purchase, deferred share and restricted share unit plans. We elected to implement FAS 123R using the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123, the predecessor to FAS 123R.

Under this standard, companies are required to account for share-based transactions using a fair value method and recognize the expense in the consolidated statements of income. We previously accounted for share-based compensation transactions using the intrinsic value method in accordance with APB 25 and provided the pro forma disclosures prescribed by FAS 123. Except for certain acquisition-related options, the exercise price of all stock options is equal to the closing market price of the stock on the trading day preceding the date of grant. Accordingly, with the exception of this acquisition-related compensation and awards granted under our deferred share and restricted share unit plans, no compensation cost had been recognized in the financial statements prior to fiscal 2007.

In order to calculate the fair value of share-based payment awards, we use a binomial lattice model. This model requires the input of subjective assumptions, including stock price volatility, the expected exercise behavior and forfeiture rate. Expected volatilities are based on the historical volatility of our stock, implied volatilities from traded options on our stock and other relevant factors. We use historical data to estimate option exercise and employee termination within the valuation model: separate groups of employees that have similar exercise behavior and turnover rates are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option are determined by the US Treasury yields and the Government of Canada benchmark bond yields for U.S. dollar and Canadian dollar options, respectively, in effect at the time of the grant.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change or we use different assumptions, our stock-based compensation expense could be materially different in the future. Further, the liability incurred as a result of our performance-based restricted share units and our deferred share unit plans is based on the fair value of our stock on the balance sheet date. If the value of our stock were to change significantly, our stock-based compensation expense could be significantly different in the future. We are also required to estimate the forfeiture rate and only recognize the expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the period such determination is made.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use our judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts over 360 days and specific accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for 2% of those receivables at May 31, 2006. In order to determine the percentage used, we analyze, on an annual basis, the geographical aging of the accounts, the nature of the receivables (i.e. license, maintenance, consulting), our historical collection experience, and current economic conditions.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations and financial condition.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ending May 31, 2006, a 100 basis-point adverse change in interest rates would have had a $0.01 impact on diluted earnings per share and would not have had a material effect on our consolidated financial position or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure, as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of May 31, 2006, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately two percent.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of the end of the period covered by this quarterly report and as of the filing date.

The Corporation’s disclosure policy and disclosure controls require that all information on a particular matter be accumulated and evaluated prior to filing any reports or disclosing any material information. At the deadline for filing our Annual Report on Form 10-K, the Corporation was undergoing a review by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”). The review was focused on the manner in which the Corporation allocates revenue for post-contract customer support (“PCS”) in customer contracts having multiple elements such as PCS and license.

An evaluation of the facts associated with the Staff’s review resulted in a decision to delay the filing of our Annual Report on Form 10-K for the fiscal year ended February 28, 2006 as well as our Quarterly Report on Form 10-Q for the period ended May 31, 2006 until completion of the review. On July 20, 2006, the Staff informed the Corporation that it had concluded its review and that it would not object to the Corporation’s revenue recognition accounting as defined in SOP 97-2. The Corporation’s revenue recognition policy is described in the “Critical Accounting Estimates” section contained in Item 2 and Note 2 to the Condensed Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Based upon our evaluation of the disclosure controls and procedures as of the end of the period covered by this quarterly report and as of the filing date, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective at a reasonable assurance level as of May 31, 2006 and the date of this filing to ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed is accumulated and communicated to our principal executive and principal financial officers as appropriate to allow timely decisions regarding disclosure.

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

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results as we report in U.S. dollars. For example, the Canadian dollar has continued to strengthen during the first quarter of fiscal 2007, leading to higher than anticipated expenses when reported in U.S. dollars. Please see further discussion on foreign currency risk included in Item 3, Quantitative and Qualitative Disclosure about Market Risk in this Form 10-Q.

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

The Financial Accounting Standards Board (“FASB”), the SEC, and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by FASB, the SEC, and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner. For example, beginning with the first quarter of fiscal 2007, we were required to expense the fair value of stock options. As a result, we reported increased expenses in our income statement and a reduction of our net income and earnings per share.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares or Dollar Value of Shares that May Yet Be Purchased Under the Plans

				Restricted Share Unit Plan (# of shares)	Share Repurchase Program

March 1 to March 31, 2006	NIL	NIL	NIL	2,921,500	$63,408,187
April 1 to April 30, 2006	497,376	$38.40	497,376	2,921,500	$44,309,506
May 1 to May 31, 2006	155,100	$38.03	155,100	2,921,500	$38,410,441

Total	652,476	$38.31	652,476

On October 6, 2005, Cognos announced that it had adopted a stock repurchase program which commenced on October 10, 2005 and ends on October 9, 2006 (the “2005 Stock Repurchase Program”). The program allows Cognos to repurchase up to 4,000,000 common shares (which is less than 5% of the common shares outstanding on that date) provided that no more than $100,000,000 is expended in total under the program. During the quarter ended May 31, 2006, Cognos repurchased 652,476 shares at an average price of $38.31 under the 2005 Stock Repurchase Program.

Item 5.	Other Information

1.01	Entry into Material Definitive Agreements

Executive Compensation Plans

On July 31, 2006, the Corporation entered into compensation plans for the fiscal year ending February 28, 2007 (“Compensation Plans”) with each of its executive officers Messrs. Rob Ashe (President and Chief Executive Officer), Peter Griffiths (SVP, Products), Neal Hill (SVP, Corporate Development), John Jussup (SVP, Chief Legal Officer & Corporate Secretary), David Laverty (SVP, Global Marketing and Chief Marketing Officer), Tom Manley (SVP, Finance and Administration & Chief Financial Officer) and Anthony Sirianni (SVP, Field Operations) (collectively, “Executives”). The Human Resources and Compensation Committee of the Board of Directors of the Corporation approved the terms of the compensation arrangements, such terms to become binding subject to the company and the executive entering into a written agreement embodying the terms. The company entered into these binding written agreements on July 31, 2006. The Compensation Plans can be found in exhibits 10.46 to 10.52 of this Form 10-Q. Each of the Compensation Plans outlines the Executive’s cash and equity-based compensation elements, the terms of his equity-based compensation grants, a repayment and surrender provision and applicable stock ownership guidelines.

1.02	Nasdaq Proceedings

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

Item 6.	Exhibits

a)	Exhibits
3.1	Articles of Incorporation and Amendments thereto (incorporated by reference to Exhibit 3.1 of the Corporation's Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit
3.1 (i) of Cognos' Form 10-Q filed for the quarter ended May 31, 2004)
3.2	By-Laws of the Corporation (incorporated by reference to Exhibit 3.2 of the Corporation's Form 10-K filed for the year ended February 28, 1997)
10.46	FY07 Compensation Plan for Robert G. Ashe
10.47	FY07 Compensation Plan for Peter Griffiths
10.48	FY07 Compensation Plan for Neal Hill
10.49	FY07 Compensation Plan for John Jussup
10.50	FY07 Compensation Plan for David Laverty
10.51	FY07 Compensation Plan for Tom Manley
10.52	FY07 Compensation Plan for Anthony Sirianni
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d - 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

July 31, 2006	/s/ Tom Manley

Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

10.46	FY07 Compensation Plan for Robert G. Ashe	61

10.47	FY07 Compensation Plan for Peter Griffiths	65

10.48	FY07 Compensation Plan for Neal Hill	69

10.49	FY07 Compensation Plan for John Jussup	72

10.50	FY07 Compensation Plan for David Laverty	75

10.51	FY07 Compensation Plan for Tom Manley	78

10.52	FY07 Compensation Plan for Anthony Sirianni	82

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	84

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	85

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	86