Form 10-Q
period 2006-08-31
COGNOS INC
filed 2006-10-04
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2006

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
YES             NO     X

The number of shares outstanding of the registrant’s only class of Common Stock as of September 28, 2006, was 89,882,907.

COGNOS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(US$000s except share amounts, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

Revenue
Product license	$ 78,005	$ 78,649	$151,740	$149,795
Product support	103,262	92,062	203,443	180,567
Services	48,623	41,331	91,747	81,755

Total revenue	229,890	212,042	446,930	412,117

Cost of revenue
Cost of product license	1,445	1,409	3,202	2,631
Cost of product support	11,384	8,914	22,611	17,910
Cost of services	39,805	32,705	77,321	65,002

Total cost of revenue	52,634	43,028	103,134	85,543

Gross margin	177,256	169,014	343,796	326,574

Operating expenses
Selling, general, and administrative	117,981	109,327	235,573	215,042
Research and development	33,869	29,520	67,148	59,285
Amortization of acquisition-related intangible
assets	1,702	1,637	3,403	3,274

Total operating expenses	153,552	140,484	306,124	277,601

Operating income	23,704	28,530	37,672	48,973
Interest and other income, net	6,216	3,051	11,227	5,831

Income before taxes	29,920	31,581	48,899	54,804
Income tax provision	6,160	6,681	10,601	9,532

Net income	$ 23,760	$ 24,900	$ 38,298	$ 45,272

Net income per share
Basic	$0.26	$0.27	$0.43	$0.50

Diluted	$0.26	$0.27	$0.42	$0.48

Weighted average number of shares (000s)
Basic	89,718	90,740	89,805	90,909

Diluted	90,221	92,806	90,523	93,350

(See Accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(US$000s, U.S. GAAP)
(Unaudited)

	August 31, 2006	February 28, 2006

Assets
Current assets
Cash and cash equivalents	$ 417,499	$ 398,634
Short-term investments	200,585	152,368
Accounts receivable	144,598	216,850
Income taxes receivable	7,162	1,363
Prepaid expenses and other current assets	25,604	31,978
Deferred tax assets	11,828	12,936

	807,276	814,129
Fixed assets, net	77,963	75,821
Intangible assets, net	18,928	22,125
Other assets	6,356	6,096
Deferred tax assets	6,780	6,928
Goodwill	225,709	225,709

	$ 1,143,012	$ 1,150,808

Liabilities
Current liabilities
Accounts payable	$ 24,603	$ 33,975
Accrued charges	33,112	30,799
Salaries, commissions, and related items	66,827	73,229
Income taxes payable	7,173	6,009
Deferred income taxes	5,908	4,118
Deferred revenue	212,473	246,562

	350,096	394,692
Deferred income taxes	32,676	30,344

	382,772	425,036

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital
(August 31, 2006 - 89,729,851; February 28, 2006 - 89,826,706)	460,536	439,680
Treasury shares
(August 31, 2006 - 124,854; February 28, 2006 - 55,970)	(3,705)	(1,563)
Retained earnings	298,463	283,168
Accumulated other comprehensive income	4,946	4,487

	760,240	725,772

	$ 1,143,012	$ 1,150,808

(See accompanying notes)

COGNOS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s, U.S. GAAP)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

Cash flows from operating activities
Net income	$ 23,760	$ 24,900	$ 38,298	$ 45,272
Non-cash items
Depreciation and amortization	7,360	7,240	14,600	14,405
Amortization of deferred stock-based compensation	4,586	4,558	9,743	8,640
Deferred income taxes	(413)	1,735	4,768	(2,092)
Loss on disposal of fixed assets	377	186	516	273

	35,670	38,619	67,925	66,498
Change in non-cash working capital
Decrease (increase) in accounts receivable	(4,865)	(1,871)	76,275	44,964
Increase in income tax receivable	(1,485)	(4,307)	(5,792)	(6,309)
Decrease (increase) in prepaid expenses and other current assets	522	(586)	7,413	837
Decrease in accounts payable	(2,969)	(981)	(9,996)	(9,024)
Increase (decrease) in accrued charges	(352)	2,629	1,258	(5,374)
Increase (decrease) in salaries, commissions, and related items	6,230	5,615	(8,595)	(30,518)
Increase (decrease) in income taxes payable	4,206	2,959	851	(12,982)
Decrease in deferred revenue	(20,836)	(12,821)	(40,568)	(23,646)

Net cash provided by operating activities	16,121	29,256	88,771	24,446

Cash flows from investing activities
Maturity of short-term investments	264,354	118,610	376,969	246,535
Purchase of short-term investments	(191,486)	(96,140)	(424,122)	(198,123)
Additions to fixed assets	(4,544)	(6,161)	(10,915)	(10,917)
Additions to intangible assets	(370)	(196)	(696)	(441)
Increase in other assets	(488)	(365)	(219)	(120)
Acquisition costs, net of cash and cash equivalents	--	--	--	131

Net cash provided by (used in) investing activities	67,466	15,748	(58,983)	37,065

Cash flows from financing activities
Issue of common shares	576	5,802	13,511	17,586
Purchase of treasury shares	(2,545)	(177)	(2,545)	(177)
Repurchase of shares	--	(23,694)	(24,998)	(48,948)

Net cash used in financing activities	(1,969)	(18,069)	(14,032)	(31,539)

Effect of exchange rate changes on cash	(1,297)	751	3,109	(3,208)

Net increase in cash and cash equivalents	80,321	27,686	18,865	26,764
Cash and cash equivalents, beginning of period	337,178	377,426	398,634	378,348

Cash and cash equivalents, end of period	417,499	405,112	417,499	405,112
Short-term investments, end of period	200,585	96,140	200,585	96,140

Cash, cash equivalents, and short-term investments, end of period	$ 618,084	$ 501,252	$ 618,084	$ 501,252

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

The Corporation adopted FAS 123R on March 1, 2006 to account for its stock option, stock purchase, deferred share, and restricted share unit plans. This standard addresses the accounting for stock-based payment transactions in which a corporation receives employee services in exchange for either equity instruments of the corporation or liabilities that are based on the fair value of the corporation’s equity instruments or that may be settled by the issuance of such equity instruments. Under this standard, companies are required to account for such transactions using a fair value method and recognize the expense over the requisite service period of the award in the consolidated statements of income.

The Corporation previously accounted for stock-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and provided the pro forma disclosures prescribed by FASB Statement No. 123, Accounting for Stock-based Compensation (“FAS 123”), the predecessor to FAS 123R. Except for certain acquisition-related options, the exercise price of all stock options is equal to the closing market price of the stock on the trading day preceding the date of grant. Accordingly, with the exception of certain acquisition-related compensation and awards granted under the Corporation’s deferred share and restricted share unit plans, no compensation cost had been recognized in the financial statements prior to fiscal 2007.

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

The following tables set forth the increase (decrease) to the Corporation’s consolidated statements of income and balance sheets as a result of the adoption of FAS 123R for the three and six months ended August 31, 2005 and for the years ended February 28, 2006 and 2005: (000s, except per share amounts)

	Impact of Change for Adoption of FAS 123R

	For the three months ended August 31, 2005	For the six months ended August 31, 2005	For the year ended
			February 28, 2006	February 28, 2005

Consolidated Statement of Income
Operating Income	$(4,391)	$(8,305)	$(18,820)	$(17,138)
Net income	(3,819)	(7,272)	(16,226)	(15,130)
Net income per share (basic)	$(0.05)	$(0.08)	$(0.18)	$(0.17)
Net income per share (diluted)	$(0.04)	$(0.08)	$(0.18)	$(0.17)

	Impact of Change for Adoption of FAS 123R

	February 28, 2006	February 28, 2005

Consolidated Balance Sheet
Deferred income tax asset	$ 6,792	$ 6,018

Stockholders' equity:
Common shares and additional paid-in
capital	159,737	142,962
Deferred stock-based compensation	501	277
Retained Earnings	(153,446)	(137,221)

	$ 6,792	$ 6,018

The Corporation uses the straight-line attribution method to recognize stock-based compensation expense over the requisite service period of its awards with service conditions only and the graded attribution method for its performance-based awards. Stock-based compensation expense is recorded, consistent with other compensation expenses, in cost of support, cost of services, selling, general and administrative expenses or research and development expenses, depending on the employee’s job function.

When recording compensation cost for equity awards, FAS 123R requires corporations to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Corporation recognized forfeitures when they occurred, rather than using an estimate at the grant date, and subsequently adjusting the estimated forfeitures to reflect actual forfeitures.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Stock-based compensation expense recognized for the three and six months ended August 31, 2006 and 2005 is as follows:

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

	($000s)
Compensation cost recognized
Cost of Product Support	$ 65	$ 117	$ 161	$ 231
Cost of Services	159	194	346	401
Selling, General and Administrative	5,100	3,253	9,404	6,123
Research and Development	433	994	924	1,885

Total	5,757	4,558	10,835	8,640
Tax benefit recognized	(528)	(572)	(1,459)	(1,033)

Net Stock-based Compensation Cost	$5,229	$3,986	$ 9,376	$ 7,607

Stock Options

The fair value of the options granted after March 1, 2005 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted average assumptions were used for options granted during the following periods:

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

Risk-free interest rates	4.3%	3.8%	4.4%	3.8%
Expected volatility	43%	33%	41%	33%
Dividend yield	0%	0%	0%	0%
Expected life of options (years)	4.0	3.8	3.9	3.8

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Options outstanding that have vested and are expected to vest as of August 31, 2006 are as follows:

	Number of Awards (000s)	Weighted- average exercise price (in $)	Aggregate intrinsic value(1) ($000s)	Weighted- average remaining contractual term (in years)

Outstanding, March 1, 2006	11,255	$32.60	$75,347	3.3
Granted	326	33.40
Cancelled	(261)	33.96
Exercised	(534)	23.57

Outstanding, August 31, 2006	10,786	33.85	23,874	2.9

Exercisable, August 31, 2006	7,738	33.23	22,792	2.6
Unvested, August 31, 2006	3,048	35.42	1,082	3.5

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of $38.25 and $32.52 for the Corporation’s stock on the NASDAQ on February 28, 2006 and August 31, 2006, respectively.

Additional information with respect to stock option activity is as follows:

	Number of Awards (in 000s)	Weighted-average grant date fair value (in $)

Unvested at March 1, 2006	4,594	$11.17
Granted	326	10.85
Vested	(1,733)	11.80
Forfeited	(139)

Unvested at August 31, 2006	3,048	11.11

The weighted-average grant date fair value of options granted during the six month period ended August 31, 2006 was $10.85 for a total fair value of $3,538,000. Options with a fair value of $20,455,000 completed vesting during the six month period ended August 31, 2006. The total intrinsic value of options exercised during the six month period ended August 31, 2006 was $8,170,000. The actual tax benefit realized for the tax deductions from option exercises in certain jurisdictions and the deduction of stock-based compensation in others for the six month period ended August 31, 2006 was $876,000.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

As of August 31, 2006, there was $33,693,000 of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Share Unit Plan

The Corporation also maintains a Restricted Share Unit Plan pursuant to which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. Subject to performance and/or service provisions set out in each participant’s award agreement, each restricted share unit (“RSU”) will be exchangeable for one common share of the Corporation. Performance targets are based on company-wide performance goals such as operating margin and revenue growth and may include indexes to competitors’ performance. RSUs contingently vest over a period of 1 to 5 years.

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

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Activity in the RSU plan for the six month period ended August 31, 2006 was as follows:

	Restricted Share Units	Weighted- Average Grant Day Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

	(000s)			($000)
Outstanding, March 1, 2006	43	$37.05	2.6	$1,630
Granted – service conditions only	12	38.58
Granted – performance conditions	178	32.03
Vested	(12)	30.46
Forfeited	--

Outstanding, August 31, 2006	221	$32.77	4.2	$7,203

The weighted-average grant date fair value of RSUs granted with service conditions only during the six month period ended August 31, 2006 was $38.58. The fair value of the Corporation’s stock at August 31, 2006 was $32.52. The total intrinsic value of RSUs that vested during the six month period ended August 31, 2006 was $414,000.

As of August 31, 2006, there was $5,716,000 of total unrecognized compensation cost related to nonvested RSUs; that cost is expected to be recognized over a weighted-average period of 2.0 years.

In September 2006, after the end of the quarter, the Board of Directors of the Corporation decided to replace the annual key employee stock option award with an award of RSUs. As a result, the Corporation advised the trustee of these RSU grants to purchase approximately 437,000 shares in the third quarter of fiscal year 2007 in order to fulfill this RSU award. In addition, the Corporation expects to purchase up to 216,000 shares in the upcoming year to meet RSU commitments if certain performance goals are achieved.

Employee Stock Purchase Plan

The Corporation sponsors the Cognos Employee Stock Purchase Plan (“ESPP”). A participant in the ESPP authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (“Purchase Period”) and, on the first trading day following the end of any Purchase Period, these deductions are applied toward the purchase of common shares. The purchase price per share is ninety (90) percent of the lesser of the fair market value of Cognos stock on the Toronto Stock Exchange as of the beginning and the end of the Purchase Period. As the ESPP is considered a compensatory plan under FAS 123R, the Corporation recognized $100,000 and $274,000 of ESPP compensation expense in the three and six month periods ended August 31, 2006, respectively and $36,687 and $174,511 for the three and six months ended August 31, 2005, respectively.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

Deferred Share Plan for Non-employee Directors

The Corporation has established a deferred share plan for its non-employee directors (“DSU Plan”). A DSU is a unit, equivalent in value to a share of the Corporation, credited by means of a bookkeeping entry in the books of the Corporation to an account in the name of the non-employee director. DSUs represent the variable (at risk) component of the directors’ compensation. At the end of the director’s tenure, the director must redeem the DSUs and, at the option of the Corporation, is either (i) paid the market value of the shares represented by the DSUs, or (ii) receives the whole number equivalent of the number of DSUs in shares of the Corporation purchased on the open market. A director is required to hold 5,000 DSUs and/or shares which must be attained within three (3) years of the director commencing service on the Board. At August 31, 2006, the Corporation had a liability of $3,393,000 in relation to the DSU Plan based on the value of the Corporation’s stock at that date.

4.	Intangible Assets

	As at August 31, 2006		As at February 28, 2006

	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate

	($000s)		($000s)
Acquired technology	$ 41,611	$ 30,928	$41,611	$28,194	20%
Contractual relationships	9,654	3,991	9,654	3,328	12.5%
Trademarks and patents	6,420	3,838	5,724	3,342	20%

	57,685	$38,757	56,989	$34,864

Accumulated Amortization	(38,757)		(34,864)

Net book value	$ 18,928		$ 22,125

During the three months ended August 31, 2006 and August 31, 2005, there were additions to trademarks and patents in the amount of $371,000 and $200,000, respectively, and $696,000 and $445,000 in the six months ended August 31, 2006 and August 31, 2005, respectively.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

The amortization of trademarks and patents is included in selling, general, and administrative expenses and the amortization of acquired technology and contractual relationships is included in income as amortization of acquisition-related intangibles. The following table sets forth the allocations:

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

	($000s)		($000s)
Amortization of acquisition-related intangibles	$1,702	$1,637	$3,403	$3,274
Selling, general, and administrative expenses	248	201	490	386

Total	$1,950	$1,838	$3,893	$3,660

The estimated amortization expense related to intangible assets in existence as at August 31, 2006, over the next five years, is as follows ($000s):

2007 (Q3 to Q4)	$3,832
2008	7,030
2009	3,502
2010	2,716
2011	1,811
2012	37

5.	Goodwill

During the three and six months ended August 31, 2006, there were no changes to goodwill. During the three and six months ended August 31, 2005, there were reductions to goodwill of $871,000 and $1,002,000, respectively, resulting from adjustments to the accounts receivable in the purchase price allocation for Frango AB (“Frango”).

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

	($000s)		($000s)
Beginning balance	$225,709	$ 221,359	$225,709	$ 221,490
Adjustments	--	(871)	--	(1,002)

Closing balance	$225,709	$ 220,488	$225,709	$ 220,488

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

The Corporation estimates its effective tax rate for fiscal 2007 to be 23.5%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three and six-month periods ended August 31, 2006 to 20.6% and 21.7%, respectively due to adjustments related to a modification of an intercompany commercial arrangement and an election in respect of the functional currency of a subsidiary. For the three and six months ended August 31, 2005, the Corporation estimated its effective tax rate for fiscal 2006 to be 22%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three-month period ended August 31, 2005 to 21.2% due to adjustments relating to various tax audits and prior period tax provisions. The effective tax rate for the six month period ended August 31, 2005 was adjusted to 17.4% due to the adjustments in the quarter as well as the recognition of one-time benefits in the previous quarter resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

8.	Stockholders’ Equity

The Corporation issued 19,000 common shares for proceeds of $576,000, and 239,000 common shares for proceeds of $5,802,000 during the three-month periods ended August 31, 2006, and August 31, 2005, respectively. The Corporation issued 556,000 common shares for proceeds of $13,511,000 and 766,000 common shares for $17,586,000 during the six months ended August 31, 2006 and August 31, 2005, respectively. The issuance of shares in fiscal 2007 and 2006 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees, officers and directors.

The Corporation repurchases shares under a share repurchase program and under a restricted share unit plan. During the three months ended August 31, 2006, the Corporation did not repurchase any shares under its share repurchase program. During the six months ended August 31, 2006, the Corporation repurchased 652,000 shares at a value of $24,998,000 in the open market under the Corporation’s share repurchase program. During the three and six month periods ended August 31, 2006, the Corporation repurchased 80,000 shares valued at $2,545,000 under its restricted share unit plan.

During the three and six-months ended August 31, 2005, the Corporation repurchased 649,000 shares at a value of $23,694,000 and 1,266,000 shares at a value of $48,948,000, respectively, in the open market under its share repurchase program. During the three and six-month periods ended August 31, 2005, the Corporation repurchased 5,000 shares valued at $177,000 under its restricted share unit plan.

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

Basic Net Income per Share
Net income	$23,760	$24,900	$38,298	$45,272

Weighted average number of shares outstanding	89,718	90,740	89,805	90,909

Basic net income per share	$0.26	$0.27	$0.43	$0.50

Diluted Net Income per Share
Net income	$23,760	$24,900	$38,298	$45,272

Weighted average number of shares outstanding	89,718	90,740	89,805	90,909
Dilutive effect of stock options	503	2,066	718	2,441

Adjusted weighted average number of shares outstanding	90,221	92,806	90,523	93,350

Diluted net income per share	$0.26	$0.27	$0.42	$0.48

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

The components of comprehensive income were as follows ($000’s):

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

Net income	$23,760	$24,900	$38,298	$45,272
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,246)	2,179	135	2,769
Change in net unrealized loss on
derivative instruments	496	(633)	324	(869)

Comprehensive income	$23,010	$26,446	$38,757	$47,172

10.	Segmented Information

The Corporation operates in one business segment as one reporting unit – computer software solutions.

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

The following table sets forth the activity in the Corporation’s restructuring accrual for the six month period ended August 31, 2006: ($000s)

	Employee separations	Other restructuring accruals	Total accrual

Balance as at February 28, 2006	$ 277	$ 481	$ 758
Cash payments during the first six months of fiscal 2007	(220)	(132)	(352)
Adjustment	(13)	--	(13)
Foreign exchange adjustment	17	29	46

Balance as at August 31, 2006	$ 61	$ 378	$ 439

12.	Subsequent Events

On September 7, 2006, in order to streamline the organization and improve its operating margin on a long term basis, the Corporation announced a restructuring plan. The plan includes a planned reduction of approximately 210 personnel or 6% of the Corporation’s global workforce, focused primarily on management and non-revenue-generating positions. The Corporation expects to substantially complete the activities relating to the plan within the Corporation’s fiscal year 2007.

As part of this plan, and in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Corporation expects to incur approximately $28,000,000 in total pre-tax charges in the third quarter of fiscal year 2007. The plan is not yet finalized and as a result the Corporation could incur additional liabilities. Substantially all of the expected pre-tax charges are one-time employee terminations benefits.

COGNOS INCORPORATED
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars, unless otherwise stated)
(In accordance with U.S. GAAP)

13.	New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Corporation is currently evaluating the impact of SAB 108 on its consolidated results of operation and financial position.

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

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended February 28, 2006 (“fiscal 2006”). Certain statements made in this MD&A, including in the “Outlook” section, that are not based on historical information are forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and Section 138.4(9) of the Ontario Securities Act.  Terms and phrases such as, “opportunity”, “expected”, “plans”, “aimed at”, “intends” and similar terms and phrases are intended to identify these forward-looking statements. Such forward-looking statements relate to and include, among other things future revenues and earnings; our products, including Cognos 8 Business Intelligence (“Cognos 8”) and Cognos Planning and their contributions to our revenues and earnings; market trends; new and existing product innovations and developments; operational performance; our sales force structure and model; our anticipated hiring needs and our use of subcontractors; the impact of our relationship with systems integrators; the importance of identifying, hiring, engaging and retaining personnel and contractors; the impact of Statement of Financial Accounting Standard No. 123 (revised), Share-based Payment, (“FAS 123R”) on our financial results; the charges from and the impact of our margin improvement plan on our financial results, our expected payments under the plan, and our expected time frame for completion of our restructuring activities; our effective tax rate; our plans with respect to our share repurchase program; the revenue mix between product license, support and services; the decline in license revenue from stand alone products incorporated into Cognos 8; improvements in gross margins; the growth of corporate performance management (“CPM”) in the software industry; the trend towards standardization and larger transactions; product and technological improvements by our competitors and consolidation in our industry and the expansion of larger software vendors including enterprise resource planning software vendors, into our markets; the strength of the Canadian and U.S. dollars and their effects; our plans to retain earnings to reinvest in Cognos; drivers of growth in the business intelligence (“BI”) market; our ability to meet our working capital needs; and our investments in personnel and technology.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, Cognos’ transition to new products and releases, including Cognos 8 and customer acceptance and implementation of Cognos 8; a continuing increase in the number of larger customer transactions and the related lengthening of sales cycles and challenges in executing on these sales opportunities; the incursion of enterprise resource planning and other major software companies into the BI market; continued BI and software market consolidation and other competitive changes in the BI and software market; currency fluctuations; our ability to identify, hire, train, motivate, retain, and incent highly qualified management/other key personnel (including sales personnel) and our ability to manage changes and transitions in management/other key personnel; our ability to achieve our expected cost savings from our margin improvement plan; the impact of the implementation of FAS 123R; our ability to develop, introduce and implement new products as well as enhancements or improvements for existing products that respond, in a timely fashion, to customer/product requirements and rapid technological change; our ability to maintain or accurately forecast revenue or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models, plans and strategies and to execute on them; fluctuations in our quarterly and annual operating results; fluctuations in our tax exposure; the impact of natural disasters on the overall economic condition of North America; unauthorized use or misappropriation of our intellectual property; claims by third parties that our software infringes their intellectual property; the risks inherent in international operations, such as the impact of the laws, regulations, rules and pronouncements of jurisdictions outside of Canada and their interpretation by courts, tribunals, regulatory and similar bodies of such jurisdictions; our ability to identify, pursue, and complete acquisitions with desired business results; as well as the risk factors discussed in this quarterly report, our Annual Report and in other periodic reports filed with the Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Discussion of Non-GAAP Financial Measures

In addition to our GAAP results, Cognos discloses adjusted operating margin percentage, net income and net income per share, referred to respectively as “non-GAAP operating margin percentage,” “non-GAAP net income,” and “non-GAAP net income per diluted share.” These items, which are collectively referred to as “Non-GAAP Measures,” exclude the impact of stock-based compensation and the amortization of acquisition-related intangible assets. From time to time, subject to the review and approval of the audit committee of the Board of Directors, management may make other adjustments for expenses and gains that it does not consider reflective of core operating performance in a particular period and may modify the Non-GAAP Measures by excluding these expenses and gains. For example, the charges related to the restructuring plan announced September 7, 2006 will be excluded as part of Non-GAAP Measures for our fiscal third quarter ending November 30, 2006 and fiscal year ending February 28, 2007. The costs related to the restructuring plan have not been excluded from our Non-GAAP Measures discussed in this MD&A as no cost related to this restructuring plan were incurred during the quarter.

Management defines its core operating performance to be the revenues recorded in a particular period and the expenses incurred within that period which management has the capability of directly affecting in order to drive operating income. Non-cash stock-based compensation and amortization of acquisition-related intangible assets are excluded from our core operating performance because the decisions which gave rise to these expenses were not made to drive revenue in a particular period, but rather were made for our long term benefit over multiple periods. While strategic decisions, such as the decisions to issue stock-based compensation or to acquire a company, are made to further our long term strategic objectives and do impact our income statement under GAAP, these items affect multiple periods and management is not able to change or affect either item within any particular period. Therefore, management excludes these impacts in its planning, monitoring, evaluation and reporting of our underlying revenue-generating operations for a particular period.

Prior to the adoption of FAS 123R on March 1, 2006, the beginning of our fiscal year 2007, management’s practice was to exclude stock-based compensation internally to evaluate performance. With the adoption of FAS 123R, management concluded that the Non-GAAP Measures could provide relevant disclosure to investors as contemplated by Staff Accounting Bulletin 107. As of the beginning of our current fiscal year, management also began excluding amortization of acquisition-related intangible assets when assessing appropriate adjustments for non-GAAP presentations. While both of these items are recurring and affect GAAP net income, management does not use them to assess the business’ operational performance for any particular period because: each item affects multiple periods and is unrelated to business performance in a particular period; management is not able to change either item in any particular period; and neither item contributes to the operational performance of the business for any particular period.

In the case of stock-based compensation, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006 (“2006 Form 10-K”), our compensation strategy is to use stock-based compensation “as a key tool for ensuring that key employees and executives are engaged and motivated to remain at the Company for the long term.” It is aimed at long term employee retention, rather than to motivate or reward operational performance for any particular period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational performance in any particular period. As further discussed in our 2006 Form 10-K, we use annual cash bonus payouts for executives and other employees to motivate and reward annual operational performance in the areas of revenue and operating margin achievement. Since the beginning of fiscal year 2007, operating margin achievement has been measured on a non-GAAP basis, excluding stock-based compensation and amortization of acquisition-related intangible assets expenses.

Management views amortization of acquisition-related intangible assets, such as the amortization of an acquired company’s research and development efforts, customer lists and customer relationships, as items arising during the time that preceded the acquisition. It is a cost that is determined at the time of the acquisition. While it is continually viewed for impairment, amortization of the cost is a static expense, one that is typically not affected by operations during any particular period and does not contribute to operational performance in any particular period.

The restructuring plan reflects a fundamental realignment of our business, including significant personnel reductions within higher levels of management. The restructuring charges are excluded in our Non-GAAP measures because they are significantly different in magnitude and character from routine personnel adjustments that management makes when monitoring and conducting the Company’s core operations during any particular period.  The restructuring decision and related expenses are not related to operating performance for any particular period, and are not subject to change by management in any particular period.  Instead, the restructuring is intended to align our business model and expense structure to our position in the market we are experiencing, and expect to experience, over the long term.

Management also uses these Non-GAAP Measures to operate the business because the excluded expenses are not under the control of, and accordingly are not used in evaluating the performance of, operations personnel within their respective areas of responsibility. In the case of stock-based compensation expense, the award of stock options is governed by the human resources and compensation committee of the Board of Directors. With respect to acquisition-related intangible assets and charges associated with the restructuring plan, these charges arise from acquisitions and a restructuring that are the result of strategic decisions which are not the responsibility of most levels of operational management. The restructuring charges, like our stock-based compensation charges and amortization of acquisition-related intangible assets, are excluded in management’s internal evaluations of our operating results and are not considered for management compensation purposes.

Ultimately, stock-based compensation, amortization of acquisition-related intangible assets and restructuring expenses are incurred to further our long-term strategic objectives, rather than to achieve operational performance objectives for any particular period. As such, supplementing GAAP disclosure with non-GAAP disclosure using the Non-GAAP Measures provides management with an additional view of operational performance by excluding expenses that are not directly related to performance in any particular period. Further, management considers this supplemental information to be beneficial to shareholders because it shows our operating performance without the impact of charges that are largely unrelated to the performance of our underlying revenue-generating operations during the period in which the charges are recorded.  Including such disclosure in our filings also provides investors with greater transparency on period-to-period performance and the manner in which management views, conducts and evaluates the business.

Because the Non-GAAP Measures are not calculated in accordance with GAAP, they are used by management as a supplement to, and not an alternative to, or superior to, financial measures calculated in accordance with GAAP. There are a number of limitations on the Non-GAAP Measures, including the following:

•	The Non-GAAP Measures do not have standardized meanings and may not be comparable to similar non-GAAP measures used or reported by other software companies.

•	The Non-GAAP Measures do not reflect all costs associated with our operations determined in accordance with GAAP. For example:

•	Non-GAAP operating margin performance and non-GAAP net income do not include stock-based compensation expense related to equity awards granted to our workforce. Cognos’ stock incentive plans are important components of our employee incentive compensation arrangements and are reflected as expenses in our GAAP results under FAS 123R. While we include the dilutive impact of such equity awards in weighted average shares outstanding, the expense associated with stock-based awards is excluded from our non-GAAP Measures.

•	Although amortization of acquisition-related intangible assets does not directly impact our current cash position, such expense represents the declining value of the technology or other intangible assets that we have acquired. These assets are amortized over their respective expected economic lives or impaired, if appropriate. The expense associated with this decline in value is excluded from our non-GAAP disclosures and therefore our Non-GAAP Measures do not include the costs of acquired intangible assets that supplement our research and development.

•	With respect to periods beginning with the third quarter of fiscal 2007, the restructuring charges primarily represent severance charges associated with our “operating margin improvement plan” announced September 7, 2006. These charges are a significant expense from a GAAP perspective and the costs associated with the restructuring would be operational in nature absent the restructuring plan. Most of the charges are cash expenditures which are excluded from our Non-GAAP Measures.

•	Excluded expenses for stock-based compensation and amortization of acquisition-related intangible assets will recur and will impact our GAAP results. The Non-GAAP Measures should not be construed as an inference that the excluded items are unusual, infrequent or non-recurring.

As a result of these limitations, management recognizes that the Non-GAAP Measures should not be considered in isolation or as an alternative to our results as reported under GAAP. Management compensates for theses limitations by relying on the Non-GAAP Measures only as a supplement to our GAAP results.

ABOUT COGNOS

Cognos is a global leader in business intelligence (“BI”) and corporate performance management (“CPM”) software solutions. Our solutions help our customers improve their business performance by enabling planned performance management through the consistent reporting and analysis of data derived from various sources. Management believes that organizations that use our software gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, reduce corporate response times and, ultimately, increase revenues and profits. Our integrated software solutions consist of our suite of BI components, performance management applications, and analytical applications.

Cognos brings together technology, analytical applications, best practices, and a broad network of partners to give customers a complete performance system. The Cognos performance system is an open and adaptive solution that leverages an organization’s enterprise resource planning (“ERP”), packaged applications, and database investments. It gives customers the ability to answer the questions – How are we doing? Why are we on or off track? What should we do about it? – and enables them to understand and monitor current performance while planning future business strategies.

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

OVERVIEW OF THE QUARTER

We delivered solid results for the second quarter of fiscal 2007. Overall revenue growth was 8% driven by growth in both product support and professional services revenue. We saw strength in large deals and a good balance in license revenue across our product portfolio as our BI and Office of Finance solutions both contributed to our performance during the quarter. In addition, we exited the quarter with a strong balance sheet.

Looking forward to the second half of fiscal year 2007, we feel our solutions are strong, and our recent actions to improve margins while at the same time increasing the number of sales personnel, position us well to take full advantage of the opportunities in front of us.

On March 1, 2006, we adopted FAS 123R. FAS 123R requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value and to recognize such costs in the statement of income. As a result of the adoption of FAS 123R, our operating income, net income, and earnings per share have been significantly impacted. We have elected the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FASB Statement No. 123, Accounting for Stock-based Compensation (“FAS 123”), the predecessor to FAS 123R. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

Operating Performance

Revenue for the three-month period ended August 31, 2006 was $229.9 million, an increase of 8% from $212.0 million for the corresponding period last year. License revenue decreased 1% to $78.0 million, compared with $78.6 million in the second quarter last fiscal year. License revenue was down slightly due to a combination of factors including sales representatives hiring taking place later in the quarter than anticipated and a slow start to the quarter as the SEC review created a distraction both internally and with our customers. Product support revenue increased 12% to $103.3 million as we expand our customer base and continue to experience solid renewal rates. Services revenue also contributed to the growth in revenue during the quarter increasing 18% to $48.6 million from $41.3 million for the same quarter last year.

Net income for the three-month period ended August 31, 2006 was $23.8 million or $0.26 per diluted share compared to net income of $24.9 million or $0.27 per diluted share for the same period last year, representing a decrease of 5%. The decrease in net income for the quarter is primarily due to the unfavorable effect of foreign currency, predominantly the stronger Canadian dollar, and a shift in sales mix from our higher margin license revenue towards our lower margin product support and services revenue. The decrease in net income was partially offset by an increase in interest and other income.

Non-GAAP net income for the three months ended August 31, 2006 was $30.0 million and non-GAAP net income per diluted share was $0.33 compared to non-GAAP net income of $29.9 million and non-GAAP net income per diluted share of $0.32 for the corresponding period last year. The Non-GAAP Measures presented herein, including non-GAAP net income, exclude the impact of stock-based compensation and the amortization of acquisition-related intangible assets. Management uses the Non-GAAP Measures to measure core operating performance in individual periods. Management’s use of the Non-GAAP Measures is further discussed in the section entitled “Discussion of Non-GAAP Financial Measures” and a reconciliation between the Non-GAAP Measures and GAAP is in the section entitled “Non-GAAP Financial Measures”.

Our balance sheet remains strong, ending the quarter with $618.1 million in cash, cash equivalents, and short-term investments. This represents an increase of $7.9 million from May 31, 2006.

We signed 10 contracts in excess of one million dollars during the quarter, compared with 9 contracts in the corresponding period last year. The number of contracts greater than $200,000 decreased slightly while contracts greater than $50,000 increased 9% compared to the corresponding period last year. Average license order size for orders greater than $50,000 was $181,000 for the three months ended August 31, 2006, compared to $172,000 last year. We believe that order size is an indication of enterprise-scale investment in our products by our customers which creates a foundation for future growth as it enables us to generate additional software licensing and ongoing maintenance renewals.

Recent Announcements

During the quarter, we released the second maintenance release of Cognos 8, our recently released enterprise software that facilitates all BI activity, including production and business reporting, dashboarding, query, analysis, metrics management and interactive scorecarding. This new release, which is provided free of charge to supported Cognos 8 users, offers enhanced quality, upgradeability and performance.

We also recently previewed Cognos 8 Go! Mobile, a new BI solution that will bring decision-support information directly to mobile device users for right-time decision making. Cognos 8 Go! Mobile follows the recent announcement of Cognos Go! Search Service and represents Cognos’ next milestone in making BI accessible to more people and enabling higher adoption of business intelligence for enhanced decision making and improved organizational performance.

On September 7, 2006, in order to streamline our organization and improve our operating margin on a long term basis, we announced a restructuring plan. The plan includes a planned reduction of approximately 210 personnel or 6% of our global workforce, focused primarily on management and non-revenue-generating positions. We will continue to increase our investment in customer facing resources. We expect to substantially complete the activities relating to the plan within our fiscal year 2007.

Outlook for the balance of the fiscal year

Our outlook for the balance of fiscal year 2007 is based on our internal sales forecast (which management believes to be reasonable) and assumes continued growth in the BI market, continued strength of the Canadian dollar and the euro compared to the U.S. dollar, and no significant changes in the economy.

We continue to expect revenue to increase for the full fiscal year as compared to fiscal 2006. We believe that the BI market remains strong and with the general availability of Cognos 8 and its second maintenance release, we believe that we are well positioned to benefit from licensing revenue from new customers, as well as provide existing customers with the opportunity to add to their current reporting and analysis capabilities. We have received a positive response to Cognos 8 since its release and we believe that Cognos 8 will continue to make a significant contribution to fiscal 2007 license revenue.

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

As part of the restructuring plan mentioned above and in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), we expect to incur approximately $28.0 million in total pre-tax charges in the third quarter of fiscal year 2007. Substantially all of the expected pre-tax charges are one-time employee termination benefits.

The Canadian dollar continues to be strong compared to the U.S. dollar. This has put pressure on our business and operating margin percentage as a disproportionate amount of our expenses are incurred in Canadian dollars.

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

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of our awards with service conditions only and the graded attribution method for our performance-based awards. Stock-based compensation expense is recorded, consistent with other compensation expenses, in cost of support, cost of services, selling, general and administrative expenses or research and development expenses, by employee job function.

Stock-based compensation expense recognized for the three and six months ended August 31, 2006 and 2005 is as follows:

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

	($000s)
Compensation cost recognized
Cost of Product Support	$ 65	$ 117	$ 161	$ 231
Cost of Services	159	194	346	401
Selling, General and Administrative	5,100	3,253	9,404	6,123
Research and Development	433	994	924	1,885

Total	5,757	4,558	10,835	8,640
Tax benefit recognized	(528)	(572)	(1,459)	(1,033)

Net Stock-based Compensation Cost	$5,229	$3,986	$ 9,376	$ 7,607

GAAP Operating Performance

					Percentage Change

(000s, except per share amounts)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Revenue	$229,890	$212,042	$446,930	$ 412,117	8.4%	8.4%
Cost of revenue	52,634	43,028	103,134	85,543	22.3	20.6

Gross margin	177,256	169,014	343,796	326,574	4.9	5.3
Operating expenses	153,552	140,484	306,124	277,601	9.3	10.3

Operating income	$ 23,704	$ 28,530	$ 37,672	$ 48,973	(16.9)	(23.1)

Gross margin percentage	77.1%	79.7%	76.9%	79.2%
Operating margin percentage	10.3%	13.5%	8.4%	11.9%

Net income	$ 23,760	$ 24,900	$ 38,298	$ 45,272	(4.6)	(15.4)

Net income per share
Basic	$0.26	$0.27	$0.43	$0.50

Diluted	$0.26	$0.27	$0.42	$0.48

Revenue for the quarter ended August 31, 2006 was $229.9 million, an 8% increase from revenue of $212.0 million for the same quarter last year. Net income for the current quarter was $23.8 million, compared to net income of $24.9 million for the same quarter last year, a decrease of 5%. Diluted net income per share was $0.26 for the current quarter, compared to diluted net income per share of $0.27 for the same quarter last year. Basic net income per share was $0.26 and $0.27 for the quarters ended August 31, 2006 and August 31, 2005, respectively.

Revenue for the six months ended August 31, 2006 was $446.9 million, an 8% increase from revenue of $412.1 million for the same period last year. Net income for the current six-month period was $38.3 million, compared to net income of $45.3 million for the same period last year, a decrease of 15%. Diluted net income per share was $0.42 for the current six-month period, compared to diluted net income per share of $0.48 for the same period last year. Basic net income per share was $0.43 and $0.50 for the six-month periods ended August 31, 2006 and August 31, 2005, respectively.

Gross margin for the three months ended August 31, 2006 was $177.3 million, an increase of 5% over gross margin of $169.0 million for the same quarter last year. Gross margin percentage was 77% for the quarter ended August 31, 2006, compared to 80% for the corresponding quarter last fiscal year. Gross margin for the six months ended August 31, 2006 was $343.8 million, an increase of 5% over gross margin of $326.6 million for the same period last year. Gross margin percentage for the six months ended August 31, 2006 was 77% compared to 79% for the corresponding period last year. The decrease in gross margin percentage is attributable to a shift in revenue mix towards lower margin services revenue.

Total operating expenses for the quarter ended August 31, 2006 were $153.6 million, a 9% increase from operating expenses of $140.5 million for the same quarter last year. The operating margin for the quarter ended August 31, 2006 was 10.3% compared to 13.5% for the corresponding quarter of the previous fiscal year. Total operating expenses for the six months ended August 31, 2006 were $306.1 million, a 10% increase from operating expenses of $277.6 million for the same period last year. Included in operating expenses for the quarter were $1.8 million of expenses related to a review of our Annual Report on Form 10-K for the period ended February 28, 2005 by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. Operating margin for the six months ended August 31, 2006 was 8.4% compared to 11.9% for the same period last year. The decrease in operating margin for the three and six month periods ended August 31, 2006 is primarily attributable to fluctuations in foreign currency, predominantly the Canadian dollar which continues to be strong compared to the U.S. dollar, and a shift in revenue mix from our higher margin license revenue towards our lower margin product support and services revenue. Also contributing to the decline in operating margin was a growth in our infrastructure and head count which along with the foreign exchange impact resulted in our expenses growing at a faster rate than our revenues.

On September 7, 2006, in order to streamline our organization and improve our operating margin on a long term basis, we announced a restructuring plan. The plan includes a planned reduction of approximately 210 personnel or 6% of our global workforce, focused primarily on management and non-revenue-generating positions. We will continue to increase our investment in customer facing resources. We expect to substantially complete the activities relating to the plan within our fiscal year 2007. As part of this plan, and in accordance with FAS 146, we expect to incur approximately $28.0 million in total pre-tax charges in the third quarter of fiscal year 2007. Substantially all of the expected pre-tax charges are one-time employee termination benefits.

The decrease in net income for the three and six months ended August 31, 2006, compared to the same periods in the prior fiscal year, is primarily due to the unfavorable effect of foreign currency, predominantly the stronger Canadian dollar, and a shift in revenue mix from our higher margin license revenue towards our lower margin product support and services revenue. The decrease in net income was partially offset by an increase in interest and other income.

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

Year-over-year Percentage Change in Revenue and Expenses

	Three Months Ended August 31, 2006 over 2005			Six Months Ended August 31, 2006 over 2005

	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change

Revenue	6.2%	2.2%	8.4%	7.1%	1.3%	8.4%
Cost of Revenue and Operating Expenses	8.4	4.0	12.4	9.6	3.1	12.7
Operating Income	(9.3)	(7.6)	(16.9)	(13.3)	(9.8)	(23.1)

Non-GAAP Financial Measures

					Percentage Change

(000s, except per share amounts)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Non-GAAP Operating Income	$31,163	$34,725	$51,910	$60,887	(10.2)%	(14.7)%
Non-GAAP Operating Margin	13.6%	16.4%	11.6%	14.8%
Non-GAAP Net Income	$30,045	$29,899	$49,806	$54,904	0.5	(9.3)
Non-GAAP Net Income per Diluted Share	$0.33	$0.32	$0.55	$0.59

Non-GAAP operating margin for the quarter ended August 31, 2006 was 13.6% compared to 16.4% for the corresponding quarter of the previous fiscal year. Non-GAAP operating margin for the six months ended August 31, 2006 was 11.6% compared to 14.8% for the same period last year. The decrease in non-GAAP operating margin for the three and six-month periods ended August 31, 2006 is primarily attributable to fluctuations in foreign currency, predominantly the Canadian dollar which continues to be strong compared to the U.S. dollar, and a shift in revenue mix from our higher margin license revenue towards our lower margin product and services revenue. Also contributing to the decline in non-GAAP operating margin was growth in our infrastructure and head count which resulted in our expenses growing faster than our revenues.

Non-GAAP net income for the current quarter was $30.0 million, compared to $29.9 million for the same quarter last year. Non-GAAP net income per diluted share was $0.33 for the current quarter, compared to non-GAAP net income per diluted share of $0.32 for the same quarter last year. Non-GAAP net income for the current six-month period was $49.8 million, compared to $54.9 million for the same period last year. Non-GAAP net income per diluted share was $0.55 for the current six-month period, compared to non-GAAP net income per diluted share of $0.59 for the same period last year.

The decrease in non-GAAP net income for the three and six months ended August 31, 2006, compared to the same periods in the prior fiscal year, is primarily due to the unfavorable effect of foreign currency, predominantly the stronger Canadian dollar, and a shift in sales mix towards lower margin services revenue. The decrease in non-GAAP net income was partially offset by an increase in interest and other income.

The following tables reflect Cognos’ Non-GAAP Measures reconciled to GAAP results:

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

Operating Income
GAAP Operating Income	$ 23,704	$ 28,530	$ 37,672	$ 48,973
Plus:
Amortization of acquisition-related intangible assets	1,702	1,637	3,403	3,274
Stock-based compensation expense	5,757	4,558	10,835	8,640

Non-GAAP Operating Income	$ 31,163	$ 34,725	$ 51,910	$ 60,887

Operating Margin Percentage
GAAP Operating Margin Percentage	10.3%	13.5%	8.4%	11.9%
Plus:
Amortization of acquisition-related intangible assets	0.8	0.8	0.8	0.8
Stock-based compensation expense	2.5	2.1	2.4	2.1

Non-GAAP Operating Margin Percentage	13.6%	16.4%	11.6%	14.8%

Net Income
GAAP Net Income	$ 23,760	$ 24,900	$ 38,298	$ 45,272
Plus:
Amortization of acquisition-related intangible assets	1,702	1,637	3,403	3,274
Stock-based compensation expense	5,757	4,558	10,835	8,640
Less:
Income tax effect of amortization of acquisition-related
intangible assets	(646)	(624)	(1,271)	(1,249)
Income tax effect of stock-based compensation expense	(528)	(572)	(1,459)	(1,033)

Non-GAAP Net Income	$ 30,045	$ 29,899	$ 49,806	$ 54,904

Net Income per diluted share
GAAP Net Income per diluted share	$0.26	$0.27	$0.42	$0.48
Plus:
Amortization of acquisition-related intangible assets	0.02	0.02	0.04	0.04
Stock-based compensation expense	0.06	0.05	0.12	0.09
Less:
Income tax effect of amortization of acquisition-related
intangible assets	(0.01)	(0.01)	(0.01)	(0.01)
Income tax effect of stock-based compensation expense	--	(0.01)	(0.02)	(0.01)

Non-GAAP Net Income per diluted share	$0.33	$0.32	$0.55	$0.59

Shares used in computing diluted net income per share	90,221	92,806	90,523	93,350

Percentage of Revenue Table

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item compared to the indicated prior period.

	Percentage of Revenue				Percentage Change

	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Revenue	100.0%	100.0%	100.0%	100.0%	8.4%	8.4%

Cost of revenue	22.9	20.3	23.1	20.8	22.3	20.6

Gross margin	77.1	79.7	76.9	79.2	4.9	5.3

Operating expenses
Selling, general, and administrative	51.3	51.6	52.7	52.2	7.9	9.5
Research and development	14.7	13.9	15.0	14.3	14.7	13.3
Amortization of acquisition-related intangible assets	0.8	0.7	0.8	0.8	4.0	3.9

Total operating expenses	66.8	66.2	68.5	67.3	9.3	10.3

Operating income	10.3	13.5	8.4	11.9	(16.9)	(23.1)
Interest and other income, net	2.7	1.4	2.5	1.4	103.7	92.5

Income before taxes	13.0	14.9	10.9	13.3	(5.3)	(10.8)
Income tax provision	2.7	3.2	2.3	2.3	(7.8)	11.2

Net income	10.3%	11.7%	8.6%	11.0%	(4.6)	(15.4)

REVENUE

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006		2005 to 2006

Product License	$ 78,005	$ 78,649	$151,740	$149,795	(0	.8)%	1.3%
Product Support	103,262	92,062	203,443	180,567	12.2		12.7
Services	48,623	41,331	91,747	81,755	17.6		12.2

Total Revenue	$229,890	$212,042	$446,930	$412,117	8.4		8.4

Our total revenue was $229.9 million for the quarter ended August 31, 2006, an increase of $17.8 million or 8%, compared to the quarter ended August 31, 2005. Our total revenue was $446.9 million for the six months ended August 31, 2006, an increase of $34.8 million or 8%, compared to the six months ended August 31, 2005.

Our total revenue was derived primarily from our suite of BI products now combined into one single product, Cognos 8. Although we continue to generate license revenue from PowerPlay, Impromptu, Cognos ReportNet, Cognos DecisionStream, Cognos Metrics Manager, Cognos Visualizer, NoticeCast, and Cognos Query, the functionality of these products has now been combined on a single platform and as a single product in Cognos 8 and therefore we expect a continuing decline in license revenue from these products in the future more than offset by increased revenue from Cognos 8. During the quarter, we also generated license revenue from Cognos Planning, Cognos Controller, Cognos Analytic Applications, and Cognos Finance, which we will continue to license as standalone products.

The overall change in total revenue from our three revenue categories in the quarter ended August 31, 2006 from August 31, 2005 was as follows: a 1% decrease in product license revenue, a 12% increase in product support revenue, and an 18% increase in services revenue. The increase for the same categories for the six months was as follows: 1%, 13%, and 12%, respectively.

Industry Trends and Geographic Information

We believe that growth in the BI market continues to be driven by three main factors: (1) a desire by enterprises to standardize on one BI platform, (2) investment in the Office of Finance driven by the increasing importance of compliance and transparency, and (3) a growing focus on CPM.

First, we believe BI has become a leading priority within IT budgets as businesses try to leverage their investments in enterprise applications and expand the use of BI within their organizations. In particular, businesses are looking to standardize on one BI platform to reduce the number of platforms and vendors they support and to better align their operations with their strategy. We believe that the breadth and depth of functionality of our BI offering make it the solution of choice.

Second, there is increased investment in systems within the Office of Finance of most enterprises driven by our customers’ continued focus on compliance and transparency. Organizations are looking to replace spreadsheet-based applications and legacy systems with single instance planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, these organizations are looking to extend these solutions beyond compliance to achieve best practices, specifically in the areas of rolling plans, planning standardization, and reduced time to close. This focus allows the Office of Finance to extend beyond managing pure financial goals and towards overall performance goals and CPM. We believe that our planning and consolidation products help improve the accuracy, transparency, and timeliness of financial information. For this reason, we believe, we are seeing increased demand for these products.

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

We believe these trends are leading to an increase in the number of large customer contracts, an increase in enterprise-wide deployment of BI products, and a strengthening of our relationships with some of the world’s largest companies, and with our strategic partners. We expect the trend towards larger contracts to continue as a result of the growing demand for standardization and the deepening strategic importance of performance management within our customers’ businesses. While we are becoming involved in more and more of these larger contracts, small and medium-sized contracts continue to be important contributors to our success.

We believe that order size is an indication of enterprise–scale investment in our products by our customers which creates a foundation for future growth. We use the following summary of key revenue indicators to track order size:

Key Revenue Indicators

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

Orders (License, Support, Services)
Transactions greater than $1 million	10	9	23	15
Transactions greater than $200,000	120	124	238	228
Transactions greater than $50,000	819	754	1,547	1,422
Average selling price (License orders only) ($000s)
Greater than $50,000	181	172	184	173

As the number of large sales opportunities increases, specifically with regard to our customers’ standardization agenda, our sales cycles have become longer as these larger transactions typically require greater scrutiny, a more extensive proof of concept, and a longer decision cycle by our customers because these transactions are more complex and represent a larger proportion of our customers’ investment budgets.

Our operations are divided into three main geographic regions: (1) the Americas (consisting of Canada, Mexico, the United States, and Central and South America), (2) EMEA (consisting of the U.K., Continental Europe, the Middle East, and Africa), and (3) Asia/Pacific (consisting of Australia and countries in the Far East). The following table sets out, for each fiscal period indicated, the revenue attributable to each of our three main geographic regions and the percentage change in the dollar amount in each region compared to the prior fiscal period.

Revenue by Geography

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

The Americas	$137,155	$122,593	$267,068	$238,109	11.9%	12.2%
EMEA	72,311	67,596	144,536	134,057	7.0	7.8
Asia/Pacific	20,424	21,853	35,326	39,951	(6.5)	(11.6)

Total	$229,890	$212,042	$446,930	$412,117	8.4	8.4

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

The Americas	59.7%	57.8%	59.8%	57.8%
EMEA	31.4	31.9	32.3	32.5
Asia/Pacific	8.9	10.3	7.9	9.7
Total	100.0%	100.0%	100.0%	100.0%

The growth rates of our revenue in EMEA, Asia/Pacific and, to a much lesser extent, in the Americas can be affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the three and six months ended August 31, 2006 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	Three Months Ended August 31, 2006 over 2005					Six Months Ended August 31, 2006 over 2005

	Growth Excluding Foreign Exchange		Foreign Exchange	Net Change		Growth Excluding Foreign Exchange		Foreign Exchange		Net Change

The Americas	10.6%		1.3%	11.9%		10.8%		1.4%		12.2%
EMEA	2.3%		4.7%	7.0%		5.9%		1.9%		7.8%
Asia/Pacific	(7	.0)%	0.5%	(6	.5)%	(10	.7)%	(0	.9)%	(11	.6)%
Total	6.2%		2.2%	8.4%		7.2%		1.2%		8.4%

The growth rate of our revenue in the Americas and EMEA during the six months ended August 31, 2006 was mostly attributable to increases in volume and size of transactions as there was only a slight impact from fluctuations in foreign currencies. The decrease in revenue in Asia Pacific was largely due to a very strong performance in that region in the comparative period last fiscal year as we closed several large contracts in the region last year. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenue in the future.

Product License Revenue

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006		2005 to 2006

Product license revenue	$78,005	$78,649	$151,740	$149,795	(0	.8)%	1.3%
Percentage of total revenue	33.9%	37.1%	34.0%	36.4%

Product license revenue was $78.0 million in the quarter ended August 31, 2006, a decrease of $0.6 million or 1% from the quarter ended August 31, 2005; and was $151.7 million for the six months ended August 31, 2006, an increase of $1.9 million or 1% compared to the corresponding period in the prior fiscal year. License revenue for the quarter was down slightly due to a combination of factors including sales representatives hiring taking place later in the quarter than anticipated and a slow start to the quarter as the SEC review created a distraction both internally and with our customers. Product license revenue accounted for 34% of total revenue in the three months ended August 31, 2006 compared to 37% for the corresponding quarter in the prior fiscal year, and 34% and 36% for the six months ended August 31, 2006 and August 31, 2005, respectively.

The breadth of our solution is also allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 69% of our license revenue came from existing customers in the three-month period ended August 31, 2006.

We license our software through our direct sales force and value-added resellers, system integrators, and OEMs. Direct sales accounted for approximately 72% and 74% of our license revenue for the second quarter of fiscal 2007 and 2006, respectively.

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

Product Support Revenue

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Product support revenue	$103,262	$92,062	$203,443	$180,567	12.2%	12.7%
Percentage of total revenue	44.9%	43.4%	45.5%	43.8%

Product support revenue was $103.3 million in the quarter ended August 31, 2006, an increase of $11.2 million or 12% from the quarter ended August 31, 2005; and was $203.4 million in the six months ended August 31, 2006, an increase of $22.9 million or 13% compared to the corresponding period in the prior fiscal year. The increase in support revenue was the result of our strong renewal rates on our support contracts and the expansion of our customer base. Exchange rate fluctuations had a negligible impact on product support revenue during the quarter.

Product support revenue accounted for 45% and 43% of our total revenue in the quarters ended August 31, 2006 and August 31, 2005, respectively, and was 46% and 44% of total revenue in the six months ended August 31, 2006 and August 31, 2005, respectively.

Services Revenue

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Services revenue	$48,623	$41,331	$91,747	$81,755	17.6%	12.2%
Percentage of total revenue	21.2%	19.5%	20.5%	19.8%

Services revenue (training, consulting, and other revenue) was $48.6 million in the quarter ended August 31, 2006, an increase of $7.3 million or 18% from the quarter ended August 31, 2005; and was $91.7 million in the six months ended August 31, 2006, an increase of $10.0 million or 12% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 21% and 20% of our total revenue for the three months ended August 31, 2006 and August 31, 2005, respectively, and accounted for 20% for both the six months ended August 31, 2006 and August 31, 2005.

The increase in services revenue was primarily attributable to an increase in consulting revenue as we move more towards large enterprise-wide deployments and financial applications-based software. Exchange rate fluctuations had a negligible impact on services revenue for the quarter.

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

COST OF REVENUE

Cost of Product License

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Cost of product license	$1,445	$1,409	$3,202	$2,631	2.6%	21.7%
Percentage of license revenue	1.9%	1.8%	2.1%	1.8%

The cost of product license revenue was $1.4 million, a negligible difference in the quarter ended August 31, 2006, and was $3.2 million, an increase of $0.6 million or 22% in the six months ended August 31, 2006, compared to the corresponding periods in the prior fiscal year. These costs represented 2% of product license revenue for the three and six months ended August 31, 2006, the same as for both comparative periods in the prior fiscal year.

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from August 31, 2005 to 2006

	Three months	Six months

Royalty cost	$ (3)	$455
Other	39	116

Total year-over-year change	$36	$571

The increase in these costs for the six months ended August 31, 2006 was the result of increases in royalties related to suppliers whose technology is embedded in our software.

Cost of Product Support

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Cost of product support	$11,384	$8,914	$22,611	$17,910	27.7%	26.2%
Percentage of support revenue	11.0%	9.7%	11.1%	9.9%

The cost of product support revenue was $11.4 million, an increase of $2.5 million or 28% in the quarter ended August 31, 2006, and was $22.6 million, an increase of $4.7 million or 26% in the six months ended August 31, 2006, compared to the corresponding periods in the prior fiscal year. The cost of product support represented 11% of total product support revenue for both the three and six months ended August 31, 2006, compared to 10% for the corresponding periods in the prior fiscal year.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change from August 31, 2005 to 2006

	Three months	Six months

Staff-related costs	$1,028	$1,913
Computer-related costs	863	1,704
Other	579	1,084

Total year-over-year change	$2,470	$4,701

The increase in the cost of product support for the three and six month periods ended August 31, 2006 was primarily the result of increases in staff-related costs and computer-related costs to service our growing customer base. The average number of employees within the support organization increased 12% and 9% in the three and six months ended August 31, 2006, respectively compared to the same periods last year. Other includes direct selling and travel and living expenses. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of product support by approximately 7% and 6% for the three and six months ended August 31, 2006, respectively, compared to the same periods last year.

Cost of Services

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Cost of services	$39,805	$32,705	$77,321	$65,002	21.7%	19.0%
Percentage of services revenue	81.9%	79.1%	84.3%	79.5%

The cost of services was $39.8 million, an increase of $7.1 million or 22% in the quarter ended August 31, 2006 and was $77.3 million, an increase of $12.3 million or 19% in the six months ended August 31, 2006 compared to the corresponding periods in the prior fiscal year. The cost of services represented 82% and 84% of services revenue for the three and six months ended August 31, 2006, respectively, compared to 79% for both the corresponding periods in the prior fiscal year.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from August 31, 2005 to 2006

	Three months	Six months

Staff-related costs	$2,569	$ 4,872
Services purchased externally	1,471	2,741
Travel and living	669	1,741
Other	2,391	2,965

Total year-over-year change	$7,100	$12,319

The increase in cost of services for the three and six month periods ended August 31, 2006 was primarily attributable to increases in staff-related costs. The average number of employees within the services organization increased 9% and 8% in the three and six months ended August 31, 2006, respectively, compared to the same periods last year. We continue to invest in services staff as we believe the availability and positioning of services is a key factor in the timing, closure, and success for large transactions. Also contributing to the increase were services purchased externally and travel and living expenses. Subcontractors are an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we continue to hire new employees in this area, we intend to continue to supplement our skills by engaging subcontractors. Other includes recruiting fees, staff development costs and direct selling costs. The effect of fluctuations of foreign currencies had a 2% and 1% impact on cost of services during the three and six months ended August 31, 2006, respectively.

OPERATING EXPENSES

Selling, General, and Administrative

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Selling, general, and administrative	$117,981	$109,327	$235,573	$215,042	7.9%	9.5%
Percentage of total revenue	51.3%	51.6%	52.7%	52.2%

Selling, general, and administrative (“SG&A”) expenses were $118.0 million, an increase of $8.7 million or 8% in the quarter ended August 31, 2006, and were $235.6 million, an increase of $20.5 million or 10% in the six months ended August 31, 2006 compared to the corresponding periods in the prior fiscal year. These costs represented 51% and 53% of total revenue for the three and six months ended August 31, 2006, respectively, compared to 52% for both the corresponding periods in the prior fiscal year.

SG&A expenses include staff related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change from August 31, 2005 to 2006

	Three months	Six months

Staff-related costs	$ 8,056	$15,707
Professional services	1,357	3,539
External contractors	1,340	2,005
Travel & living	426	2,446
Marketing	(742)	(1,094)
Staff development	(1,120)	(352)
Other	(663)	(1,720)

Total year-over-year change	$ 8,654	$ 20,531

The increase in SG&A expenses in the three and six months ended August 31, 2006 was the result of increases in staff-related costs resulting from higher compensation related expenses, as well as associated benefits, compared to the same periods last year. The average number of employees within SG&A increased by 4% in both the three and six months ended August 31, 2006, when compared to the corresponding periods in the prior fiscal year. Contributing to the increase for both the three and six months ended August 31, 2006 were increases in professional services, including expenses related to the SEC review, external contractors and travel and living expenditures. This was partially offset by a decrease in marketing and staff development. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately 3% and 2% for the three and six months ended August 31, 2006, respectively, when compared to the corresponding periods in the prior fiscal year.

Research and Development

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Research and development	$33,869	$29,520	$67,148	$59,285	14.7%	13.3%
Percentage of total revenue	14.7%	13.9%	15.0%	14.3%

Research and development (“R&D”) expenses were $33.9 million, an increase of $4.3 million or 15% in the quarter ended August 31, 2006, and were $67.1 million, an increase of $7.9 million or 13% for the six months ended August 31, 2006 compared to the corresponding periods in the prior fiscal year. R&D costs were 15% of revenue for both the three and six months ended August 31, 2006, compared to 14% of revenue for both of the corresponding periods in the prior fiscal year.

R&D expenses are primarily staff-related costs attributable to the design and enhancement of existing products along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change from August 31, 2005 to 2006

	Three months	Six months

Staff-related costs	$2,665	$4,919
Other	1,684	2,944

Total year-over-year change	$4,349	$7,863

The increase in R&D expenses for the three and six months ended August 31, 2006 was the result of increases in staff-related costs resulting from higher compensation related expenses, as well as associated benefits, compared to the previous fiscal year, driven by an increase in personnel. The average number of employees within R&D increased by 7% for both the three and six months ended August 31, 2006, when compared to the corresponding periods of the prior fiscal year. The unfavorable effect of fluctuations of foreign currencies, especially the Canadian dollar, relative to the U.S. dollar increased R&D expenses by approximately 7% and 6% for the three and six months ended August 31, 2006, respectively, when compared to the corresponding periods of the prior fiscal year.

We continue to invest significantly in R&D activities for our next generation of BI solutions which are the foundation of our CPM vision. During the quarter, we shipped the second maintenance release for Cognos 8. This new version of Cognos 8 includes enhanced quality, upgradeability and performance. In addition, we released Cognos 8 Workforce Performance during our second quarter. Building on the Cognos 8 architecture, this product helps organizations better manage and optimize their human capital assets by allowing customers to quickly construct analytic applications for Workforce Performance based on user roles and report requirements, rather than the traditional approach of building specific reports one at a time.

We also recently previewed Cognos 8 Go! Mobile, a new BI solution that will bring decision-support information directly to mobile device users for right-time decision making. Cognos 8 Go! Mobile follows the recent announcement of Cognos Go! Search and represents Cognos’ next milestone in making BI accessible to more people and enabling higher adoption of business intelligence for enhanced decision making and improved organizational performance. Cognos Go! Search, announced in the previous quarter, is a new BI search capability that will enable users to instantly find relevant, strategic enterprise information available through Cognos 8.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet the requirements of generally accepted accounting principles for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs would be amortized over a period not exceeding 36 months. No costs were deferred in the three and six months ended August 31, 2006 and August 31, 2005. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Acquisition-related Intangible Assets

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Amortization of acquisition-related intangible assets	$1,702	$1,637	$3,403	$3,274	4.0%	3.9%

Amortization of acquisition-related intangible assets was $1.7 million, an increase of $0.1 million or 4% for the quarter ended August 31, 2006 and was $3.4 million, an increase of $0.1 million or 4% for the six months ended August 31, 2006 compared to the corresponding periods in the prior year. The increase in this expense in the three and six months ended August 31, 2006 was due to the amortization of acquired technology relating to the acquisitions of Databeacon Inc. and Digital Aspects Ltd. during the third quarter of fiscal 2006.

On September 7, 2006, in order to streamline our organization and improve our operating margin on a long term basis, we announced a restructuring plan. The plan includes a planned reduction of approximately 210 personnel or 6% of our global workforce, focused primarily on management and non-revenue-generating positions. We will continue to increase our investment in customer facing resources. We expect to substantially complete the activities relating to the plan within our fiscal year 2007. As part of this plan, and in with FAS 146, we expect to incur approximately $28.0 million in operating expenses in the third quarter of fiscal year 2007. Substantially all of the expected pre-tax charges are one-time employee termination benefits.

INTEREST AND OTHER INCOME, NET

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Interest and other income, net	$6,216	$3,051	$11,227	$5,831	103.7%	92.5%

Net interest income was $6.2 million, an increase of $3.2 million or 104% in the quarter ended August 31, 2006 and was $11.2 million, an increase of $5.4 million or 93% in the six months ended August 31, 2006 compared to the corresponding periods in the prior fiscal year. The change in net interest and other income is as follows:

($000s)	Year-over-year Change from August 31, 2005 to 2006

	Three months	Six months

Increase in interest revenue	$3,108	$5,494
Decrease in interest and other expenses	514	749
Loss on foreign exchange	(457)	(847)

Total year-over-year change	$3,165	$5,396

The increase in interest revenue during the three and six months ended August 31, 2006 was attributable to an increase in the average portfolio size accompanied by an increase in the average yield on investments compared to the corresponding periods in the prior fiscal year.

INCOME TAX PROVISION

					Percentage Change

($000s)	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,

	2006	2005	2006	2005	2005 to 2006	2005 to 2006

Income tax provision	$6,160	$6,681	$10,601	$9,532	(7.8)%	11.2%
Effective tax rate	20.6%	21.2%	21.7%	17.4%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three and six months ended August 31, 2006, we recorded an income tax provision of $6.2 million and $10.6 million, respectively, representing an effective income tax rate of 21% and 22%, respectively. Comparatively, in the three and six months ended August 31, 2005, we recorded an income tax provision of $6.7 million and $9.5 million, respectively, representing an effective income tax rate of 21% and 17%, respectively. We estimate our effective tax rate for the current fiscal year to be 23.5%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three and six-month periods ended August 31, 2006 to 20.6% and 21.7%, respectively due to adjustments related to a modification of an intercompany commercial arrangement and an election in respect of the functional currency of a subsidiary. For the three and six months ended August 31, 2005, the Corporation estimated its effective tax rate for fiscal 2006 to be 22%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three-month period ended August 31, 2005 to 21.1% due to adjustments relating to various tax audits and prior period tax provisions. The effective tax rate for the six-month period ended August 31, 2005 was adjusted to 17.4% due to the adjustments in the quarter as well as the recognition of one-time benefits in the previous quarter resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at August 31, 2006	As at February 28, 2006	Percentage Change

Cash and cash equivalents	$417,499	$398,634	4.7%
Short-term investments	200,585	152,368	31.6

Cash, cash equivalents, and short-term investments	$618,084	$551,002	12.2
Working capital	457,180	419,437	9.0

($000s)	Six months ended August 31,		Percentage Change Six months ended August 31,

	2006	2005	2005 to 2006

Net cash provided by (used in):
Operating activities	$ 88,771	$ 24,446	263.1%
Investing activities	(58,983)	37,065	(259.1)
Financing activities	(14,032)	(31,539)	(55.5)

	As at August 31, 2006	As at August 31, 2005

Days sales outstanding (DSO)	57	60

Cash, Cash Equivalents, and Short-term Investments

As at August 31, 2006, we held $618.1 million in cash, cash equivalents, and short-term investments, an increase of $67.1 million from February 28, 2006. This increase is primarily attributable to net income for the period and the collection of accounts receivable which were seasonally high at the end of fiscal 2006. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper, term deposits, banker’s acceptances and bearer deposit notes issued by major international banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper, corporate bonds, bearer deposit notes, and government securities.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Working Capital

Working capital represents our current assets less our current liabilities. As of August 31, 2006, working capital was $457.2 million, an increase of $37.7 million from February 28, 2006. The increase in working capital can be attributed to an increase in short-term investments and a net decrease in current liabilities, especially accounts payable and deferred revenue. Offsetting this increase were decreases in accounts receivable.

Days sales outstanding (DSO) was 57 days at August 31, 2006, compared to 60 days as at August 31, 2005. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at August 31, 2006 and February 28, 2006, we had no long-term debt.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the six months ended August 31, 2006 was $88.8 million, an increase of $64.3 million compared to the same period last year. The increase is primarily attributable to changes in working capital, most notably the collection of accounts receivable and a reduction of the amount paid for year end bonuses, commissions and income taxes, compared to the same period last year.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $59.0 million for the six months ended August 31, 2006, compared to cash provided by investing activities of $37.1 million in the corresponding period last fiscal year. During the six months ended August 31, 2006, we had a net increase in short-term investments, while during the six months ended August 31, 2005, we had a net decrease in short-term investments as many of our investments matured during this period. In the six months ended August 31, 2006, our purchases of short-term investments, net of maturities, were $47.2 million. In comparison, during the six months ended August 31, 2005, our proceeds on maturity of short-term investments, net of purchases, were $48.4 million. During both the six months ended August 31, 2006 and August 31, 2005, we spent $10.9 million on fixed asset additions. The additions for both periods related primarily to computer equipment and software, office furniture and leasehold improvements.

Cash Used in Financing Activities

Cash used in financing activities was $14.0 million for the six months ended August 31, 2006, a decrease in financing activities of $17.5 million compared to the same period of the prior fiscal year. We issued 556,000 common shares for proceeds of $13.5 million, during the six months ended August 31, 2006, compared to the issuance of 766,000 shares for proceeds of $17.6 million during the corresponding period in the prior fiscal year. The issuance of shares in the six months ended August 31, 2006 was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors.

We also paid $25.0 million during the six months ended August 31, 2006 to repurchase 652,000 shares on the open market. Comparatively, for the six months ended August 31, 2005 we repurchased 1,266,000 shares at a value of $48.9 million. The share repurchases made during both periods were part of distinct open market share repurchase programs through The Nasdaq Global Market or The Toronto Stock Exchange. The share repurchase programs have historically been adopted in October of each year and run for one year. They allow the Corporation to purchase no more than 5% (10% in the 2005-2006 plan) of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq Global Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. We cancel all shares repurchased under the bid. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary.

From June 1, 2006 to August 3, 2006, all of the directors and executives officers of Cognos along with certain of our employees were prohibited from trading in our securities pursuant to a management cease trade order issued by the Ontario Securities Commission and the Quebec Securities Commission in connection with the delay in the filing of certain of our financial statements. During this management cease trade order, we did not repurchase any of our shares in the open market. We expect to resume repurchasing shares in the open market under our share repurchase program.

It has been the Corporation’s practice to make an annual grant of options to key employees following its annual meeting of shareholders, typically held in late June. However, our annual meeting for June 2006 was postponed due to a review of our revenue recognition practices by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The review was resolved without any objection by the Staff. However, on September 7, 2006, we announced an operating margin improvement plan which would result in a reduction of our global workforce by approximately 210 personnel. In light of this action and the prolonged delay in granting stock options to employees, the Board of Directors of the Corporation determined that it was imperative to accelerate the award of equity grants to employees in September. Accordingly, we awarded 240,000 options and 436,192 RSUs on September 26, 2006. We advised the trustee of these RSU grants and the trustee has purchased approximately 437,000 common shares to fulfill this RSU award.

Contracts and Commitments

We have unsecured credit facilities subject to annual renewal. These credit facilities permit us to borrow funds or issue letters of credit or guarantee up to Cdn $39.5 million (U.S. $31.3 million), subject to certain covenants. As of August 31, 2006 and 2005, there were no direct borrowings under these facilities.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

During fiscal 2005, we entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As at August 31, 2006, we had cash flow hedges, with maturity dates between February 28, 2007 and January 14, 2008, to exchange the U.S. dollar equivalent of $74.4 million in foreign currency. At August 31, 2006, we had an unrealized loss in the amount of $3.0 million in relation to these contracts with an offsetting gain on the hedged loan. We entered into these foreign currency exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

We may enter into foreign exchange contracts that we choose not to designate as a hedge for accounting purposes. We carry these contracts at their fair value with any gain or loss included in income. At August 31, 2006, we had three such contracts to exchange the U.S. dollar equivalent of $5.8 million. We entered into these contracts to offset the foreign exchange risk on trade account receivables that were not in the functional currency of the subsidiary which held them. The estimated fair value of these contracts at August 31, 2006 was not material.

On September 7, 2006, in order to streamline our organization and improve our operating margin on a long term basis, we announced a restructuring plan. The plan includes a planned reduction of approximately 210 personnel or 6% of our global workforce, focused primarily on management and non-revenue-generating positions. We will continue to increase our investment in customer facing resources. We expect to substantially complete the activities relating to the plan within our fiscal year 2007. As part of this plan, and in accordance with FAS 146, we expect to incur approximately $28.0 million in total pre-tax charges in the third quarter of fiscal year 2007. We expect that $26.0 million will be paid in cash. The remaining $2.0 million in pre-tax charges are expected to be non-cash expenses resulting primarily from employee termination costs related to non-cash stock-based compensation costs.

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

The following critical accounting policies and significant estimates are used in the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Stock-based Compensation

•	Allowance for Doubtful Accounts

•	Accounting for Income Taxes

•	Business Combinations

•	Impairment of Goodwill and Long-lived Assets

Revenue Recognition – We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements (collectively “SOP 97-2”). As such, we exercise judgment and use estimates in connection with the determination of the amount of software license, post-contract customer support (“PCS”), and professional services (“services”) revenues to be recognized in each accounting period.

We sell off-the shelf software generally bundled with PCS and, on occasion, services in multiple-element arrangements. SOP 97-2 requires that judgment be applied to distinguish whether multiple elements in an arrangement can be treated as separate accounting units. In order to account separately for the services element of an arrangement that includes both product license and services, the services (a) must not be essential to the functionality of any other element of the transaction and (b) must be stated separately such that the total price of the arrangement can be expected to vary as a result of the inclusion or exclusion of the services. If these two criteria are not met, the entire arrangement is accounted for using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. While the service element must be stated separately, the service element does not have to be priced separately in the contract in order to separately account for the services as a separate element of the transaction.

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

We evaluate each of these criteria as follows:

•	Persuasive evidence of an arrangement exists: Our standard business practice is that persuasive evidence exists when we have a binding contract between ourselves and a customer for the provision of software or services.

•	Delivery has occurred: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to download the licensed program. Our typical end user license agreement does not include customer acceptance provisions. We recognize revenue from resellers in the same fashion as end-user licenses unless fee payments are based upon the number of copies made or ordered. In cases where the fees are linked to the number of copies, revenue is recognized upon sell-through to the end customer based on the number of copies sold.

•	The fee is fixed or determinable: A fee is fixed or determinable if it is a fixed amount of money or an amount that can be determined at the commencement of the contract, and is payable on Cognos’ standard payment terms. Fees are generally considered fixed or determinable unless a significant portion (more than 10%) of the licensing fee is due more than 12 months after delivery, in which case revenue is recognized when payment becomes due from the customer. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. Our typical end user and reseller license agreements do not allow for refunds, returns or adjustments to the licensing fee. However, in the rare circumstance where this might occur and a refund, return or adjustment is agreed upon, revenue is recognized upon the expiration of the rights of exchange or return. For resellers, if they are newly formed, undercapitalized, or in financial difficulty, or if uncertainties about the number of copies to be sold by the reseller exist, fees are not considered fixed or determinable. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collectibility is probable: We extend credit to credit worthy customers in order to facilitate our business. Credit is extended through the process of risk identification, evaluation, and containment. In practical terms, this process will take the form of: customer credit checks; established credit limits for customers (where necessary); and predetermined terms of sale. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

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

Services revenue primarily consists of implementation services related to the installation of our products and training revenues. Our software is ready to use by the customer upon receipt. While many of our customers may choose to configure the software to fit their specific needs, our implementation services do not involve significant customization to or development of the underlying software code. Substantially all of our services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. The fair value of the services portion of the arrangement is established according to our standard price list, which includes quantity discounts, and it is based on our history of separate sales using such price lists.

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

Stock-based Compensation – Effective March 1, 2006, we adopted FAS 123R to account for our stock option, stock purchase, deferred share and restricted share unit plans. We elected to implement FAS 123R using the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123, the predecessor to FAS 123R.

Under this standard, companies are required to account for stock-based transactions using a fair value method and recognize the expense in the consolidated statements of income. We previously accounted for stock-based compensation transactions using the intrinsic value method in accordance with APB 25 and provided the pro forma disclosures prescribed by FAS 123. Except for certain acquisition-related options, the exercise price of all stock options is equal to the closing market price of the stock on the trading day preceding the date of grant. Accordingly, with the exception of this acquisition-related compensation and awards granted under our deferred share and restricted share unit plans, no compensation cost had been recognized in the financial statements prior to fiscal 2007.

In order to calculate the fair value of stock-based payment awards, we use a binomial lattice model. This model requires the input of subjective assumptions, including stock price volatility, the expected exercise behavior and forfeiture rate. Expected volatilities are based on the historical volatility of our stock, implied volatilities from traded options on our stock and other relevant factors. We use historical data to estimate option exercise and employee termination within the valuation model: separate groups of employees that have similar exercise behavior and turnover rates are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option are determined by the US Treasury yields and the Government of Canada benchmark bond yields for U.S. dollar and Canadian dollar options, respectively, in effect at the time of the grant.

The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change or we use different assumptions, our stock-based compensation expense could be materially different in the future. Further, the liability incurred as a result of our performance-based restricted share units and our deferred share unit plans is based on the fair value of our stock on the balance sheet date. If the value of our stock were to change significantly, our stock-based compensation expense could be significantly different in the future. We are also required to estimate the forfeiture rate and only recognize the expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the period such determination is made.

Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use our judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts over 360 days and specific accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for 2% of those receivables at August 31, 2006. In order to determine the percentage used, we analyze, on an annual basis, the geographical aging of the accounts, the nature of the receivables (i.e. license, maintenance, consulting), our historical collection experience, and current economic conditions.

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

Accounting for Income Taxes – As an entity which operates globally, we calculate our income tax liabilities in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the probable outcome of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate as well as impact our operating results.

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

Business Combinations – We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. We allocate the purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill.

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

Impairment of Goodwill and Long-lived Assets – In accordance with SFAS 142, goodwill is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Corporation as a whole is considered one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore, the first step of our annual test is to compare the fair value of our shares on The Nasdaq Stock Market to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value, we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. To date, we have not needed to perform the second step in testing goodwill impairment. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Corporation is currently evaluating the impact of SAB 108 on its consolidated results of operation and financial position.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is security of principal. Among other selection criteria, the investment policy states that the term to maturity of investments cannot exceed two years in length. As a result, we do not expect any material loss with respect to our investment portfolio. We do not use derivative financial instruments in our investment portfolio.

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and six months ending August 31, 2006, a 100 basis-point adverse change in interest rates would have had a $0.01 and $0.02 impact on diluted earnings per share, respectively, and would not have had a material effect on our consolidated financial position or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure, as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of August 31, 2006, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately one percent.

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

Our dependence on larger transactions continues and the time required to complete a sales cycle is lengthy, complex, and unpredictable.

As existing and potential customers seek to standardize on a single BI vendor and as our business continues to evolve toward larger transactions at the enterprise level and larger transactions account for a greater proportion of our business, the presence or absence of one or more of these large transactions in a particular period may have a material positive or negative effect on our revenue in that period. For example, in fiscal years 2006 and 2005, we closed 585 and 535 contracts greater than $200,000, representing 32% and 33% of our revenue for these periods, respectively, compared to 394 contracts greater than $200,000, representing 27% of our revenue for fiscal 2004. In addition, during the first half of fiscal 2007, we closed 23 contracts greater than $1 million, compared with 15 such contracts in the same period last fiscal year. These significant transactions represent significant business and financial decisions for our customers and require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods.

Our restructuring plan may not achieve its intended results and may harm our business.

On September 7, 2006, in order to streamline our organization and improve our operating margin on a long term basis, we announced a restructuring plan. The plan includes a planned reduction of approximately 210 personnel or 6% of our global workforce, focused primarily on management and non-revenue-generating positions. Workforce reductions may have negatively impacted, and could continue to negatively impact, our remaining employees, including those directly responsible for sales, and could limit our ability to pursue new revenue opportunities. Further, any failure to retain and effectively manage our remaining employees could increase our costs, hurt our sales efforts, and impact the quality of our customer service. This could continue to harm our business, results of operations and financial condition.

We face intense and increasing competition and we may not compete successfully.

We face substantial and increased competition throughout the world. We expect our competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies. The software market may continue to consolidate by merger or acquisition and larger software vendors, including ERP software vendors, may continue to expand their product offering into our markets. For example, ERP vendor, Oracle Corporation, acquired Siebel Systems, Inc. in January 2006 and also acquired one of its major ERP competitors, PeopleSoft, Inc. in 2005. In addition, Microsoft has increased its presence in our markets and has announced that it will continue expansion into business intelligence. As our competitors continue to merge or partner with other of our competitors or ERP vendors or if we were to become the subject of an unsolicited acquisition initiative by another enterprise, such changes in the competitive landscape could adversely affect our ability to compete, either because of an improvement in one of our competitor’s competitive position, or due to distraction caused by an unsolicited acquisition. Entry or expansion of other large software vendors, including ERP vendors, into this market may establish competitors which have larger existing customer bases and substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. Their current customer base and relationships may also provide them with a competitive advantage. New product announcements or introductions by our competitors, including the continuing emergence of open source software offerings, could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

The introduction of Cognos 8 and other new products or major releases could erode revenue from existing products and a delay in the release schedule for a product or a major release may have a material adverse impact on our financial results.

We may develop technology or a product that constitutes a marked advance over both our own products and those of our competitors. We believe Cognos 8 is an example of such a product. With the introduction of such a product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to permit them to make a more thorough evaluation of the product, or until the views of the industry analysts and the marketplace become widely available. Customers may also delay making purchases of a new product in anticipation of the availability of a major release. In addition, some customers may hesitate migrating to a new product out of concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s product rather than upgrade or migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business. A delay in our release schedule for a new product or a major release may also result in us not being able to recognize revenue as previously anticipated during a particular period and it may delay the purchase of the product by customers. Despite our efforts to minimize the impact of these events, these events could result in a temporary or permanent revenue shortfall and materially affect our business and financial results. For example, in the third quarter of fiscal year 2006, we believe confusion in the market regarding the availability of Cognos 8 had a negative impact on our overall performance for the quarter.

Currency fluctuations may adversely affect us.

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results as we report in U.S. dollars. For example, the Canadian dollar has continued to strengthen during the first half of fiscal 2007, leading to higher than anticipated expenses when reported in U.S. dollars. Please see further discussion on foreign currency risk included in Item 3, Quantitative and Qualitative Disclosure about Market Risk, in this Form 10-Q.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

The revenue growth and profitability of our business depends on the overall demand for BI and CPM products and services. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities, and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. A weakening of one or more of the global economy, the information technology industry, or the business conditions within the industries listed above may cause a decrease in our software license revenues. A decrease in demand for computer software caused, in part, by a continued weakening of the economy, domestically or internationally, may result in a decrease in our revenues and growth rates.

We may not be able to hire, integrate, retain, or incent key personnel essential to our business or we may not be able to manage changes and transitions in our key personnel.

We believe that our success depends on our ability to hire, retain, and incent senior management and other key employees to develop, market, and support our products and manage our business. The loss of any one of their services could have a material adverse effect on our business. Our success is also highly dependent on our continuing ability to hire, integrate, and retain highly qualified personnel as well as our ability to train and develop personnel. The failure to attract and retain or to train and develop key personnel could adversely affect our future growth and profitability. In an effort to streamline our organization and improve our operating margin, we recently announced a restructuring plan which resulting in a planned reduction of approximately 210 personnel, or 6% of our workforce. This workforce reduction could make it more difficult for us to retain the employees we have kept, or to attract new employees in the future. In addition, changes in senior management or other key personnel can also cause temporary disruption in our operations during such transition periods.

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

We have experienced revenue growth from our products in the past. We cannot, however, provide assurance that revenue from these products will continue to grow, or grow at previous rates or rates projected by management. For example, during the second quarter of fiscal 2007, our license revenue declined 1% compared to the same period last fiscal year. Anticipated revenue may be reduced by any one, or a combination of, unforeseen market, economic, or competitive factors some of which are discussed in this section. We have experienced and in the future may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and result in fluctuations in the market price of our common stock.

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

Our expenses may not match anticipated revenues or we may fail to accurately predict our expenses.

We base our operating expenses on anticipated revenue trends. Since a high percentage of these expenses are relatively fixed in the short term, a delay in completing license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition, or results of operations could be materially and adversely affected. For example, in fiscal year 2006, our revenues were lower than expected while our expenses were in line with our projections. This resulted in a lower operating margin for the fiscal year. In addition, we expect our restructuring plan to result in a savings of approximately $13 million in the second half of fiscal 2007. If our estimates are incorrect, it could result in a lower operating margin for future quarters than we currently anticipate, which could result in lower earnings in these quarters.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans

				Restricted Share Unit Plan (# of shares)	Share Repurchase Program

June 1 to June 30, 2006	NIL	NIL	NIL	2,921,500	$38,410,441
July 1 to July 31, 2006	NIL	NIL	NIL	2,921,500	$38,410,441
August 1 to August 31, 2006	80,000	$31.82	NIL	2,841,500	$38,410,441

Total	80,000	$31.82	NIL	2,841,500	$38,410,441

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos up to an aggregate of 2,000,000 restricted share units. On June 23, 2005, the Corporation’s shareholders approved the extension of the term of the plan to September 30, 2015 and increased the number of authorized shares to 3,000,000. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit can be exchanged for one common share of Cognos. The common shares for which the restricted share units may be exchanged are purchased on the open market by a trustee appointed and funded by Cognos. During the quarter ended August 31, 2006, the trustee repurchased 80,000 shares at an average price of $31.82 for the restricted share unit plan.

It has been the Corporation’s practice to make an annual grant of options to key employees following its annual meeting of shareholders, typically held in late June. However, the Corporation’s annual meeting for June 2006 was postponed due to a review of the Corporation’s revenue recognition practices by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The review was resolved without any objection by the Staff and the Corporation. However, on September 7, 2006, the Corporation announced its operating margin improvement plan which would result in a reduction of its global workforce by approximately 210 personnel. In light of this action and the prolonged delay in granting stock options to employees, the Board of Directors of the Corporation determined that it was imperative to accelerate the award of equity grants to employees in September. Accordingly, the Corporation awarded 240,000 options and 436,192 RSUs on September 26, 2006. The Corporation advised the trustee of these RSU grants and the trustee has purchased approximately 437,000 common shares to fulfill this RSU award.

On October 6, 2005, Cognos announced that it had adopted a stock repurchase program which commenced on October 10, 2005 and ends on October 9, 2006 (the “2005 Stock Repurchase Program”). The program allows Cognos to repurchase up to 4,000,000 common shares (which is less than 5% of the common shares outstanding on that date) provided that no more than $100,000,000 is expended in total under the program. During the quarter ended August 31, 2006, Cognos did not repurchase any shares under the 2005 Stock Repurchase Program. On September 22, 2006, the Corporation announced that it had adopted a stock repurchase program which commenced on October 10, 2006 and ends on October 9, 2007 (the “2006 Stock Repurchase Program”). The program, subject to regulatory approval, will allow Cognos to repurchase up to 8,000,000 common shares (which is less than 10% of the common shares outstanding on that date) provided that no more than $200,000,000 is expended in total under the program.

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

COGNOS INCORPORATED
(Registrant)

October 4, 2006	/s/ Tom Manley

Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	72

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	73

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	74