Form 10-Q
period 2006-11-30
COGNOS INC
filed 2007-01-05
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2006

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s only class of Common Stock as of December 29, 2006, was 89,586,463.

COGNOS INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(US$000s except share amounts, U.S. GAAP)

(Unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
Revenue
Product license	$93,994	$75,510	$245,734	$225,305
Product support	107,771	94,430	311,214	274,997
Services	46,034	42,314	137,781	124,069

Total revenue	247,799	212,254	694,729	624,371

Cost of revenue
Cost of product license	1,773	1,732	4,975	4,363
Cost of product support	12,977	9,192	35,588	27,102
Cost of services	44,586	33,120	121,907	98,122

Total cost of revenue	59,336	44,044	162,470	129,587

Gross margin	188,463	168,210	532,259	494,784

Operating expenses
Selling, general, and administrative	137,663	110,753	373,236	325,795
Research and development	36,436	28,287	103,584	87,572
Amortization of acquisition-related intangible assets	1,701	1,684	5,104	4,958

Total operating expenses	175,800	140,724	481,924	418,325

Operating income	12,663	27,486	50,335	76,459
Interest and other income, net	6,567	3,788	17,794	9,619

Income before taxes	19,230	31,274	68,129	86,078
Income tax provision	2,687	7,264	13,288	16,796

Net income	$16,543	$24,010	$54,841	$69,282

Net income per share
Basic	$0.19	$0.27	$0.61	$0.76

Diluted	$0.18	$0.26	$0.61	$0.74

Weighted average number of shares (000s)
Basic	89,373	90,410	89,662	90,744

Diluted	90,187	92,288	90,412	92,997

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(US$000s, U.S. GAAP)

(Unaudited)

	November 30, 2006	February 28, 2006
Assets		(Note 1)
Current assets
Cash and cash equivalents	$ 258,277	$ 398,634
Short-term investments	340,996	152,368
Accounts receivable	169,036	216,850
Income taxes receivable	7,363	1,363
Prepaid expenses and other current assets	22,497	31,978
Deferred tax assets	11,686	12,936

	809,855	814,129
Fixed assets, net	75,406	75,821
Intangible assets, net	17,338	22,125
Other assets	6,035	6,096
Deferred tax assets	7,292	6,928
Goodwill	224,383	225,709

	$1,140,309	$1,150,808

Liabilities
Current liabilities
Accounts payable	$ 27,776	$ 33,975
Accrued charges	37,971	30,799
Salaries, commissions, and related items	90,407	73,229
Income taxes payable	4,913	6,009
Deferred income taxes	5,871	4,118
Deferred revenue	197,672	246,562

	364,610	394,692
Deferred income taxes	32,578	30,344

	397,188	425,036

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital (November 30, 2006 – 89,380,506; February 28, 2006 – 89,826,706)	489,193	439,680
Treasury shares (November 30, 2006 – 558,204; February 28, 2006 – 55,970)	(19,471)	(1,563)
Retained earnings	268,948	283,168
Accumulated other comprehensive income	4,451	4,487

	743,121	725,772

	$1,140,309	$1,150,808

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s, U.S. GAAP)

(Unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
Cash flows from operating activities
Net income	$16,543	$24,010	$54,841	$69,282
Non-cash items
Depreciation and amortization	8,101	7,304	22,701	21,709
Amortization of stock-based compensation	5,523	5,055	15,266	13,695
Deferred income taxes	1,669	2,053	6,437	(39)
Loss (gain) on disposal of fixed assets	(200)	82	316	355

	31,636	38,504	99,561	105,002
Change in non-cash working capital
Decrease (increase) in accounts receivable	(23,191)	(16,851)	53,084	28,113
Increase in income tax receivable	(184)	—	(5,976)	—
Decrease in prepaid expenses and other current assets	3,206	862	10,619	1,699
Increase (decrease) in accounts payable	3,313	4,470	(6,683)	(4,554)
Increase (decrease) in accrued charges	4,444	(352)	5,702	(5,726)
Increase (decrease) in salaries, commissions, and related items	23,517	(1,919)	14,922	(32,437)
Increase (decrease) in income taxes payable	(2,439)	502	(1,588)	(18,789)
Decrease in deferred revenue	(16,846)	(15,900)	(57,414)	(39,546)

Net cash provided by operating activities	23,456	9,316	112,227	33,762

Cash flows from investing activities
Maturity of short-term investments	142,608	86,244	519,577	332,779
Purchase of short-term investments	(281,429)	(216,233)	(705,551)	(414,356)
Additions to fixed assets	(4,263)	(6,157)	(15,178)	(17,074)
Additions to intangible assets	(366)	(216)	(1,062)	(657)
Decrease (increase) in other assets	87	235	(132)	115
Acquisition costs, net of cash and cash equivalents	—	(4,677)	—	(4,546)

Net cash used in investing activities	(143,363)	(140,804)	(202,346)	(103,739)

Cash flows from financing activities
Issue of common shares	27,298	8,463	40,809	26,049
Purchase of treasury shares	(15,913)	—	(18,458)	(177)
Repurchase of shares	(50,075)	(24,435)	(75,073)	(73,383)

Net cash used in financing activities	(38,690)	(15,972)	(52,722)	(47,511)

Effect of exchange rate changes on cash	(625)	(522)	2,484	(3,730)

Net decrease in cash and cash equivalents	(159,222)	(147,982)	(140,357)	(121,218)
Cash and cash equivalents, beginning of period	417,499	405,112	398,634	378,348

Cash and cash equivalents, end of period	258,277	257,130	258,277	257,130
Short-term investments, end of period	340,996	226,129	340,996	226,129

Cash, cash equivalents, and short-term investments, end of period	$599,273	$483,259	$599,273	$483,259

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

The preparation of these unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. In particular, management makes judgments related to, among other things, revenue recognition, stock-based compensation, the allowance for doubtful accounts, income taxes, business acquisitions and the related goodwill, intangibles and restructuring accrual, and the impairment of goodwill and long-lived assets. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (which include normal, recurring adjustments) necessary to present fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

The following tables set forth the increase (decrease) to the Corporation’s consolidated statements of income and balance sheets as a result of the adoption of FAS 123R for the three and nine months ended November 30, 2005 and for the years ended February 28, 2006 and 2005: (000s, except per share amounts)

	Impact of Change for Adoption of FAS 123R
	For the three months ended November 30, 2005	For the nine months ended November 30, 2005	For the year ended
			February 28, 2006	February 28, 2005
Consolidated Statement of Income
Operating income	$(4,863)	$(13,168)	$(18,820)	$(17,138)
Net income	(4,258)	(11,530)	(16,226)	(15,130)
Net income per share (basic)	$(0.04)	$(0.13)	$(0.18)	$(0.17)
Net income per share (diluted)	$(0.05)	$(0.12)	$(0.18)	$(0.17)

			Impact of Change for Adoption of FAS 123R
			February 28, 2006	February 28, 2005
Consolidated Balance Sheet
Deferred income tax asset			$ 6,792	$ 6,018

Stockholders’ equity:
Common shares and additional paid-in capital			159,737	142,962
Deferred stock-based compensation			501	277
Retained earnings			(153,446)	(137,221)

Net Stockholders’ equity			$ 6,792	$ 6,018

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

Stock-based compensation expense recognized for the three and nine months ended November 30, 2006 and 2005 is as follows:

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
	($000s)
Compensation cost recognized
Cost of Product Support	$ 94	$ 130	$ 255	$ 361
Cost of Services	214	249	560	650
Selling, General and Administrative	6,311	3,616	15,716	9,739
Research and Development	507	1,061	1,430	2,946

Total	7,126	5,056	17,961	13,696
Tax benefit recognized	(2,108)	(605)	(3,567)	(1,638)

Net Stock-based Compensation Cost	$ 5,018	$4,451	$14,394	$12,058

Stock Options

The fair value of the options granted after March 1, 2005 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted-average assumptions were used for options granted during the following periods:

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
Risk-free interest rates	4.1%	4.1%	4.2%	3.8%
Expected volatility	38.0%	33.0%	39.3%	33.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of options (years)	3.7	3.6	3.8	3.8

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

Options outstanding that have vested and are expected to vest as of November 30, 2006 are as follows:

	Number of Awards (000s)	Weighted- average exercise price (in $)	Aggregate intrinsic value (1) ($000s)	Weighted- average remaining contractual term (in years)
Outstanding, March 1, 2006	11,255	$32.60	$75,347	3.3

Granted	647	34.93
Cancelled	(473)	36.12
Exercised	(1,492)	25.82

Outstanding, November 30, 2006	9,937	33.51	80,364	2.7

Exercisable, November 30, 2006	6,723	32.92	60,435	2.4
Unvested, November 30, 2006	3,214	34.74	19,929	3.3

(1)

The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of $38.25 and $40.91 for the Corporation’s stock on the NASDAQ on February 28, 2006 and November 30, 2006, respectively.

Additional information with respect to stock option activity is as follows:

	Number of Awards (in 000s)	Weighted- average grant date fair value (in $)
Unvested at March 1, 2006	4,594	$11.17
Granted	647	10.92
Vested	(1,750)	11.81
Forfeited	(277)

Unvested at November 30, 2006	3,214	11.09

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The weighted-average grant date fair value of options granted during the nine-month period ended November 30, 2006 was $10.92 for a total fair value of $7,065,000. Options with a fair value of $20,681,000 completed vesting during the nine-month period ended November 30, 2006. The total intrinsic value of options exercised during the nine-month period ended November 30, 2006 was $19,381,000. The actual tax benefit realized for the tax deductions from option exercises in certain jurisdictions and the deduction of stock-based compensation in others for the nine-month period ended November 30, 2006 was $3,364,000.

As of November 30, 2006, there was $31,902,000 of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The fair value of each RSU is determined on the date of grant based on the value of the Corporation’s stock on that day. The Corporation estimates its achievement against the performance goals which are based on the Corporation’s business plan approved by the Board of Directors. The estimated achievement is updated for the Corporation’s outlook for the fiscal year as at the end of each fiscal period. Compensation cost will only be recognized to the extent that performance goals are achieved.

The common shares for which RSUs may be exchanged will be purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Activity in the RSU plan for the nine-month period ended November 30, 2006 was as follows:

	Restricted Share Units	Weighted- Average Grant Day Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000s)			($000)
Outstanding, March 1, 2006	43	$37.05	2.6	$ 1,630
Granted	674	34.69
Vested	(15)	32.14
Forfeited	(3)	36.70

Outstanding, November 30, 2006	699	$34.67	3.9	$28,584

The weighted-average grant date fair value of RSUs granted during the nine-month period ended November 30, 2006 was $34.69. The fair value of the Corporation’s stock at November 30, 2006 was $40.91. The total intrinsic value of RSUs that vested during the nine-month period ended November 30, 2006 was $548,000.

As of November 30, 2006, there was $18,701,000 of total unrecognized compensation cost related to nonvested RSUs; that cost is expected to be recognized over a weighted-average period of 2.9 years.

The Corporation expects to purchase up to 208,000 shares in the upcoming year to meet RSU commitments if certain performance goals are achieved.

Employee Stock Purchase Plan

The Corporation sponsors the Cognos Employee Stock Purchase Plan (“ESPP”). A participant in the ESPP authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual salary and target bonus divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (“Purchase Period”) and, on the first trading day following the end of any Purchase Period, these deductions are applied toward the purchase of common shares. The purchase price per share is ninety (90) percent of the lesser of the fair market value of Cognos stock on the Toronto Stock Exchange as of the beginning and the end of the Purchase Period. As the ESPP is considered a compensatory plan under FAS 123R, the Corporation recognized $121,000 and $395,000 of ESPP compensation expense in the three and nine-month periods ended November 30, 2006, respectively and $98,078 and $272,589 for the three and nine months ended November 30, 2005, respectively.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Deferred Share Unit Plan for Non-employee Directors

The Corporation has established a deferred share unit plan for its non-employee directors (“DSU Plan”). A DSU is a unit, equivalent in value to a share of the Corporation, credited by means of a bookkeeping entry in the books of the Corporation to an account in the name of the non-employee director. DSUs represent the variable (at risk) component of the directors’ compensation. At the end of the director’s tenure, the director must redeem the DSUs and, at the option of the Corporation, is either (i) paid the market value of the shares represented by the DSUs, or (ii) receives the whole number equivalent of the number of DSUs in shares of the Corporation purchased on the open market. A director is required to hold 5,000 DSUs and/or shares which must be attained within three (3) years of the director commencing service on the Board. At November 30, 2006, the Corporation had a liability of $5,345,000 in relation to the DSU Plan based on the value of the Corporation’s stock at that date.

4. Intangible Assets

	As at November 30, 2006		As at February 28, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate
	($000s)		($000s)
Acquired technology	$ 41,611	$32,333	$ 41,611	$28,194	20%
Contractual relationships	9,654	4,293	9,654	3,328	12.5%
Trademarks and patents	6,785	4,086	5,724	3,342	20%

	58,050	$40,712	56,989	$34,864

Accumulated Amortization	(40,712)		(34,864)

Net book value	$ 17,338		$ 22,125

During the three and nine months ended November 30, 2006, there were additions to trademarks and patents in the amount of $366,000 and $1,062,000, respectively, compared to $216,000 and $657,000 in the corresponding periods of the previous year.

The amortization of trademarks and patents is included in selling, general, and administrative expenses and the amortization of acquired technology and contractual relationships is included in income as amortization of acquisition-related intangibles. The following table sets forth the allocations:

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
	($000s)		($000s)
Amortization of acquisition-related intangibles	$1,701	$1,684	$5,104	$4,958
Selling, general, and administrative expenses	254	171	744	557

Total	$1,955	$1,855	$5,848	$5,515

The estimated amortization expense related to intangible assets in existence as at November 30, 2006, over the next five years, is as follows ($000s):

2007 (Q4)	$1,928
2008	7,098
2009	3,570
2010	2,782
2011	1,875
2012	85

5. Goodwill

During the three and nine months ended November 30, 2006, there was a decrease to goodwill of $1,326,000, related to the acquisition of Adaytum, Inc. The decrease resulted from the realization of a tax benefit associated with acquisition-related costs. During the three and nine months ended November 30, 2005, there were increases to goodwill of $6,415,000 and $5,413,000, respectively, resulting from the acquisition of Databeacon Inc. and Digital Aspects Holdings Ltd., and adjustments to the accounts receivable in the purchase price allocation for Frango AB (“Frango”).

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
	($000s)		($000s)
Beginning balance	$225,709	$220,488	$225,709	$221,490
Adjustments	(1,326)	6,415	(1,326)	5,413

Closing balance	$224,383	$226,903	$224,383	$226,903

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

The Corporation estimates its effective tax rate for fiscal 2007 to be 22.5%, exclusive of any one-time events. This estimated effective tax rate was reduced for the three and nine-month periods ended November 30, 2006 to 14.0% and 19.5%, respectively, due primarily to tax benefits on disqualifying dispositions of incentive stock options exercised in the United States. The Corporation originally estimated its effective tax rate for fiscal 2006 to be 22.0%, exclusive of any one-time events and prior to the retrospective application of FAS123R. The effective tax rate for the three-month period ended November 30, 2005 was 23.2%, including adjustments relating to various tax audits and prior period tax provisions. The effective tax rate for the nine-month period ended November 30, 2005 was 19.5%, including the adjustments in the quarter as well as the recognition of one-time benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

8. Stockholders’ Equity

The Corporation issued 1,003,000 common shares for proceeds of $27,298,000, and 1,559,000 common shares for proceeds of $40,809,000 during the three and nine months ended November 30, 2006, respectively. The Corporation issued 301,000 common shares for proceeds of $8,463,000 and 1,067,000 common shares for $26,049,000 during the three and nine months ended November 30, 2005, respectively. The issuance of shares in fiscal 2007 and 2006 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees, officers and directors.

The Corporation repurchases shares in the open market under a share repurchase program and under a restricted share unit plan. During the three and nine months ended November 30, 2006, the Corporation repurchased 1,352,000 shares at a value of $50,075,000 and 2,005,000 shares at a value of $75,073,000, respectively, under the Corporation’s share repurchase program. During the three and nine-month periods ended November 30, 2006, the Corporation repurchased 437,000 shares valued at $15,913,000 and 517,000 shares valued at $18,458,000, respectively, under its restricted share unit plan.

During the three and nine months ended November 30, 2005, the Corporation repurchased 651,000 shares at a value of $24,435,000 and 1,917,000 shares at a value of $73,383,000, respectively, under its share repurchase program. The Corporation did not repurchase shares under its restricted share unit plan during the three months ended November 30, 2005. During the nine-month period ended November 30, 2005, the Corporation repurchased 5,000 shares valued at $177,000 under its restricted share unit plan.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
Basic Net Income per Share
Net income	$16,543	$24,010	$54,841	$69,282

Weighted average number of shares outstanding	89,373	90,410	89,662	90,744

Basic net income per share	$0.19	$0.27	$0.61	$0.76

Diluted Net Income per Share
Net income	$16,543	$24,010	$54,841	$69,282

Weighted average number of shares outstanding	89,373	90,410	89,662	90,744
Dilutive effect of stock options	814	1,878	750	2,253

Adjusted weighted average number of shares outstanding	90,187	92,288	90,412	92,997

Diluted net income per share	$0.18	$0.26	$0.61	$0.74

9. Comprehensive Income

Comprehensive income includes net income and other comprehensive income (“OCI”). OCI refers to changes in net assets from transactions and other events, and circumstances not included in net income and other than transactions with stockholders. These changes are recorded directly as a separate component of Stockholders’ Equity. OCI includes the foreign currency translation adjustments for subsidiaries that do not use the U.S. dollar as their functional currency net of gains or losses on the effective portion of cash flow hedges where the hedged item has not yet been recognized in income. Tax effects of foreign currency translation adjustments pertaining to those subsidiaries are generally included in OCI.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The components of comprehensive income were as follows ($000’s):

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
Net income	$16,543	$24,010	$54,841	$69,282
Other comprehensive income (loss):
Foreign currency translation adjustments	(838)	1,671	(705)	4,440
Change in net unrealized loss on derivative instruments	345	—	669	(869)

Comprehensive income	$16,050	$25,681	$54,805	$72,853

10. Segmented Information

The Corporation operates in one business segment as one reporting unit — computer software solutions.

11. Restructuring Activities

Margin Improvement Plan

On September 7, 2006, in order to streamline the organization and improve its operating margin on a long term basis, the Corporation announced a restructuring plan. The plan included a reduction of 203 personnel or 6% of the Corporation’s global workforce, focused primarily on the elimination of redundant management and non-revenue-generating positions. The Corporation expects to substantially complete the activities relating to the plan within the Corporation’s fiscal year 2007.

As part of this plan, and in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Corporation has incurred approximately $26,898,000 in total pre-tax charges. Substantially all of the pre-tax charges are one-time employee termination benefits and are included in the income statement in cost of support, cost of services, selling, general and administrative expenses or research and development expenses, depending on the employee’s job function. The cash related accrual is included on the balance sheet as salaries, commissions and related items and the effects of remeasurement of stock-based compensation are included in common shares and additional paid-in-capital. The implementation of the plan has not yet been completed as severance packages in certain geographies continue to be finalized. As a result, the Corporation could incur additional liabilities. The Corporation expects all payments to be made by the end of its fiscal year 2009.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The following table sets forth the activity in the Corporation’s restructuring plan for the three-month period ended November 30, 2006: ($000s)

	Employee separations	Stock-based compensation	Total per plan
Restructuring charges in the quarter	$ 26,599	$299	$ 26,898
Cash payments during the quarter	(11,994)	—	(11,994)
Foreign exchange adjustment	213	—	213

Balance as at November 30, 2006	$ 14,818	$299	$ 15,117

The restructuring charge incurred in the quarter ended November 30, 2006 was as follows:

($000s)	Three months ended November 30, 2006
Cost of product support	$ 1,351
Cost of services	5,361
Selling, general and administrative	15,256
Research & development	4,930

Total restructuring charge	$26,898

Frango Acquisition

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

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The following table sets forth the activity in the Corporation’s restructuring accrual for the nine-month period ended November 30, 2006: ($000s)

	Employee separations	Other restructuring accruals	Total accrual
Balance as at February 28, 2006	$ 277	$ 481	$ 758
Cash payments during the first nine months of fiscal 2007	(226)	(165)	(391)
Adjustment	(13)	—	(13)
Foreign exchange adjustment	25	43	68

Balance as at November 30, 2006	$ 63	$ 359	$ 422

12. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment to SFAS No’s 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The Corporation is currently evaluating the impact of SFAS 158 on its consolidated results of operations and financial condition. The Corporation does not expect the adoption of SFAS 158 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted. The Corporation is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition. The Corporation does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The “rollover” approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the “iron curtain” approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for the annual financial statements covering the first fiscal year ending after November 15, 2006 with early adoption encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of the Staff Bulletin.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Historically, the Corporation has evaluated uncorrected differences using the “rollover” approach. While the Corporation believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, it expects that, due to the “iron curtain” analysis required under SAB 108, certain historical uncorrected differences related to deferred support revenue and stock-based compensation will be corrected in the fourth quarter of fiscal year 2007 as a cumulative effect adjustment to the opening retained earnings balance as of March 1, 2006. The cumulative adjustment to opening retained earnings, resulting from the correction of deferred support revenue attributable to a change in fiscal year 2003 to recognize support revenue on an estimated daily basis, is expected to be a reduction of approximately $6,000,000. The uncorrected difference related to stock-based compensation is related to differences in measurement date uncovered by an internal review of historical grants from fiscal years 1996 through 2006. The cumulative adjustment to opening retained earnings resulting from the correction of stock-based compensation is expected to be a reduction of approximately $1,500,000. The Corporation is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the retained earnings may be different than these estimates.

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

13. Comparative Results

Certain figures in the prior periods’ financial statements have been reclassified in order to conform to the presentation adopted in the current year. None of these changes in presentation affect previously reported results of operations.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars and in accordance with U.S. GAAP, unless otherwise indicated)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended February 28, 2006 (“fiscal 2006”). Certain statements made in this MD&A, including in the “Outlook” section, that are not based on historical information are forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and Section 138.4(9) of the Ontario Securities Act. Terms and phrases such as, “opportunity”, “expected”, “plans”, “aimed at”, “intends” and similar terms and phrases are intended to identify these forward-looking statements. Such forward-looking statements relate to and include, among other things future revenues and earnings; our products, including Cognos 8 Business Intelligence (“Cognos 8”) and Cognos Planning and their contributions to our revenues and earnings; market trends; new and existing product innovations and developments; operational performance; our sales force structure and model; our anticipated hiring needs and our use of subcontractors; the impact of Statement of Financial Accounting Standard No. 123 (revised), Share-based Payment (“FAS 123R”) and other new accounting pronouncements on our financial results; the charges from and the impact of our margin improvement plan on our financial results, our estimated payments under the plan, and our expected time frame for completion of our restructuring activities; our effective tax rate; our plans with respect to our share repurchase program and purchases under our RSU Plan; anticipated liabilities from prior acquisitions; the revenue mix between product license, support and services; the decline in license revenue from stand alone products incorporated into Cognos 8; improvements in gross margins; the growth of corporate performance management (“CPM”) in the software industry; the trend towards standardization and larger transactions; product and technological improvements by our competitors and consolidation in our industry and the expansion of larger software vendors including enterprise resource planning software vendors, into our markets; the strength of the Canadian and U.S. dollars and their effects; our plans to retain earnings to reinvest in Cognos; drivers of growth in the business intelligence (“BI”) market; our ability to meet our working capital needs; and our investments in personnel and technology.

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

Discussion of Non-GAAP Financial Measures

In addition to our GAAP results, Cognos discloses adjusted operating margin percentage, net income and net income per share, referred to respectively as “non-GAAP operating margin percentage,” “non-GAAP net income,” and “non-GAAP net income per diluted share.” These items, which are collectively referred to as “Non-GAAP Measures,” exclude the impact of stock-based compensation and the amortization of acquisition-related intangible assets. The Non-GAAP measures also exclude the restructuring charges related to our margin improvement plan announced September 7, 2006 as these charges are considered non-recurring. From time to time, subject to the review and approval of the audit committee of the Board of Directors, management may make other adjustments for expenses and gains that it does not consider reflective of core operating performance in a particular period and may modify the Non-GAAP Measures by excluding these expenses and gains.

Management defines its core operating performance to be the revenues recorded in a particular period and the expenses incurred within that period which management has the capability of directly affecting in order to drive operating income. Non-cash stock-based compensation, amortization of acquisition-related intangible assets and restructuring charges are excluded from our core operating performance because the decisions which gave rise to these expenses were not made to generate revenue in a particular period, but rather were made for our long term benefit over multiple periods. While strategic decisions, such as the decisions to issue stock-based compensation, to acquire a company or to restructure the organization, are made to further our long term strategic objectives and do impact our income statement under GAAP, these items affect multiple periods and management is not able to change or affect these items within any particular period. Therefore, management excludes these impacts in its planning, monitoring, evaluation and reporting of our underlying revenue-generating operations for a particular period.

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

In the case of stock-based compensation, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006 (“2006 Form 10-K”), our compensation strategy is to use stock-based compensation “as a key tool for ensuring that key employees and executives are engaged and motivated to remain at the Company for the long term.” Whether the grant of stock options or Restricted Share Units are part of a Key Employee grant, are merit based or are granted based on meeting specific performance criteria in a measurement period, these grants vest over time and are aimed at long term employee retention, rather than to motivate or reward operational performance for any particular period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational performance in any particular period. As further discussed in our 2006 Form 10-K, we use annual cash bonus payouts for executives and other employees to motivate and reward annual operational performance in the areas of revenue and operating margin achievement. Since the beginning of fiscal year 2007, operating margin achievement has been measured on a non-GAAP basis, excluding stock-based compensation and amortization of acquisition-related intangible asset expenses.

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

The margin improvement plan reflects a fundamental realignment of our business, including significant personnel reductions within higher levels of management. The restructuring charges are excluded from our Non-GAAP Measures because they are significantly different in magnitude and character from routine personnel adjustments that management makes when monitoring and conducting the Company’s core operations during any particular period. The restructuring decision and related expenses are not related to operating performance for any particular period, and are not subject to change by management in any particular period. Instead, the restructuring is intended to align our business model and expense structure to our position in the market we are experiencing, and expect to experience, over the long term.

Management also uses these Non-GAAP Measures to operate the business because the excluded expenses are not under the control of, and accordingly are not used in evaluating the performance of, operations personnel within their respective areas of responsibility. In the case of stock-based compensation expense, the award of stock options is governed by the human resources and compensation committee of the Board of Directors. With respect to acquisition-related intangible assets and charges associated with the margin improvement plan, these charges arise from acquisitions and a restructuring that are the result of strategic decisions which are not the responsibility of most levels of operational management. The restructuring charges, like our stock-based compensation charges and amortization of acquisition-related intangible assets, are excluded in management’s internal evaluations of our operating results and are not considered for management compensation purposes.

Ultimately, stock-based compensation, amortization of acquisition-related intangible assets, and restructuring expenses are incurred to further our long-term strategic objectives, rather than to achieve operational performance objectives for any particular period. As such, supplementing GAAP disclosure with non-GAAP disclosure using the Non-GAAP Measures provides management with an additional view of operational performance by excluding expenses that are not directly related to performance in any particular period. Further, management considers this supplemental information to be beneficial to shareholders because it shows our operating performance without the impact of charges that are largely unrelated to the performance of our underlying revenue-generating operations during the period in which the charges are recorded. Including such disclosure in our filings also provides investors with greater transparency on period-to-period performance and the manner in which management views, conducts and evaluates the business.

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

•

While amortization of acquisition-related intangible assets does not directly impact our current cash position, such expense represents the declining value of the technology or other intangible assets that we have acquired. These assets are amortized over their respective expected economic lives or impaired, if appropriate. The expense associated with this decline in value is excluded from our non-GAAP disclosures and therefore our Non-GAAP Measures do not include the costs of acquired intangible assets that supplement our research and development.

•

Restructuring charges primarily represent severance charges associated with our margin improvement plan which was announced September 7, 2006. These charges are a significant expense from a GAAP perspective and the costs associated with the restructuring would be operational in nature absent the margin improvement plan. Most of the charges are cash expenditures which are excluded from our Non-GAAP Measures.

•

Excluded expenses for stock-based compensation and amortization of acquisition-related intangible assets will recur and will impact our GAAP results. While restructuring costs are non-recurring activities, their occasional occurrence will impact GAAP results. As such, the Non-GAAP Measures should not be construed as an inference that the excluded items are unusual, infrequent or non-recurring.

As a result of these limitations, management recognizes that the Non-GAAP Measures should not be considered in isolation or as an alternative to our results as reported under GAAP. Management compensates for theses limitations by relying on the Non-GAAP Measures only as a supplement to our GAAP results.

ABOUT COGNOS

Cognos is a global leader in business intelligence (“BI”) and corporate performance management (“CPM”) software solutions. Our solutions provide world-class enterprise planning and BI software and services to help companies plan, understand and manage financial and operational performance.

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

Cognos serves more than 23,000 customers in more than 135 countries. Cognos performance management solutions and services are also available from more than 3,000 worldwide partners and resellers

Our revenue is derived primarily from the licensing of our software and the provision of related services for BI and CPM solutions. These related services include product support, education, and consulting. We generally license software and provide services subject to terms and conditions consistent with industry standards. For an annual fee, customers may contract with us for product support, which includes product and documentation enhancements, as well as tele-support and web-support.

OVERVIEW OF THE QUARTER

We delivered strong results for the third quarter of fiscal 2007, highlighted by license revenue growth of 24%. Strong demand for Cognos 8 resulted in an increase in the number of large orders and average order size. These results reflect solid performance across the key strategic growth opportunities within our Performance Management platform.

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

Operating Performance

Revenue for the three-month period ended November 30, 2006 was $247.8 million, an increase of 17% from $212.3 million for the corresponding period last year. License revenue increased 24% to $94.0 million, compared with $75.5 million in the third quarter last fiscal year. License revenue growth was driven by the strong demand for Cognos 8.

We signed 11 contracts in excess of one million dollars during the quarter, compared with 7 contracts in the corresponding period last year. The number of contracts greater than $200,000 and $50,000 increased by 22% and 9% respectively compared to the corresponding period last year. Average license order size for orders greater than $50,000 was $222,000 for the three months ended November 30, 2006, compared to $157,000 last year. We believe that order size is an indication of enterprise-scale investment in our products by our customers which creates a foundation for future growth as it enables us to generate additional software licensing and ongoing maintenance renewals.

Product support revenue increased 14% to $107.8 million as we continued to expand our customer base and experience solid renewal rates. Services revenue also contributed to the growth in revenue during the quarter, increasing 9% to $46.0 million from $42.3 million for the same quarter last year.

Net income for the three-month period ended November 30, 2006 was $16.5 million or $0.18 per diluted share compared to net income of $24.0 million or $0.26 per diluted share for the same period last year, representing a decrease of 31% in both net income and net income per diluted share. The decrease in net income for the quarter is primarily due to the September 7th margin improvement plan which resulted in the reduction of 203 personnel, or 6% of the workforce. The reduction was focused on the elimination of redundant management and non-revenue-generating positions which resulted in a restructuring charge of $26.9 million before tax in the third quarter. The decrease in net income was partially offset by an increase in interest and other income.

Non-GAAP net income for the three months ended November 30, 2006 was $43.1 million and non-GAAP net income per diluted share was $0.48 compared to Non-GAAP net income of $29.5 million and Non-GAAP net income per diluted share of $0.32 for the corresponding period last year. This represents a growth in Non-GAAP net income of 46%. The Non-GAAP Measures presented herein, including non-GAAP net income, exclude the impact of stock-based compensation, the amortization of acquisition-related intangible assets, and restructuring charges. Management uses the Non-GAAP Measures to measure core operating performance in individual periods. Management’s use of the Non-GAAP Measures is further discussed in the section entitled “Discussion of Non-GAAP Financial Measures” and a reconciliation between the Non-GAAP Measures and the most closely related GAAP measures is included in the section entitled “Non-GAAP Financial Measures”.

Our balance sheet remains strong, ending the quarter with $599.3 million in cash, cash equivalents, and short-term investments. This represents a decrease of $18.8 million from August 31, 2006. The decrease in cash, cash equivalents and short-term investments was primarily the result of share repurchases as part of share repurchase and restricted share unit plans.

Recent Announcements

During the quarter, we previewed Cognos 8 Go! Mobile, a new BI solution that will bring decision-support information directly to mobile device users for right-time decision making, and we announced Cognos 8 Go! Mobile for SAP. Cognos 8 Go! Mobile follows the recent announcement of Cognos Go! Search Service and represents Cognos’ next milestone in making BI accessible to more people and enabling higher adoption of business intelligence for enhanced decision making and improved organizational performance.

This quarter we adopted a stock repurchase program which commenced on October 10, 2006 and will end on October 9, 2007. This program will enable us to purchase up to the lesser of $200,000,000 or 8,000,000 common shares. All shares repurchased under this plan will be cancelled. This program follows a similar program which ended on October 9, 2006.

Our Annual and Special Meeting of Shareholders was held on October 18, 2006. At the meeting, shareholders approved amendments to our 2003-2008 Stock Option plan which increased the number of shares of common stock reserved for awards under the Plan by 2,000,000 to 7,360,000. As part of this amendment, shareholders also approved the extension of the term of the Plan to 2016 and an increase in the permissible term for an option under the Plan from 5 years to 6 years. Shareholders also approved amendments to our Employee Stock Purchase Plan to provide specific details relating to the ability of the Committee to amend the Plan with or without shareholder approval.

Outlook for the fourth quarter of fiscal year 2007

Our outlook for the fourth quarter of fiscal year 2007 is based on our internal forecast and assumes continued growth in the BI market, continued strength of the Canadian dollar and the euro compared to the U.S. dollar, and no significant changes in the economy.

As part of the margin improvement plan mentioned above and in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), we have incurred $26.9 million in total pre-tax restructuring charges in the third quarter of fiscal year 2007. Substantially all of the expected pre-tax charges are employee termination benefits. We expect this action to result in improved operating margins.

We continue to expect revenue to increase for the full fiscal year as compared to fiscal 2006. We believe that the BI market remains strong and that Cognos 8 is the product of choice for BI standardization. With the general availability of its second maintenance release, we believe that we are well positioned to benefit from licensing revenue from new customers, as well as provide existing customers with the opportunity to add to their current reporting and analysis capabilities. We have received a positive response to Cognos 8 since its release and we believe that Cognos 8 will continue to make a significant contribution to fiscal 2007 license revenue.

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

We have elected the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123 (See Note 3 of the Condensed Notes to the Consolidated Financial Statements).

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

Stock-based compensation expense recognized for the three and nine months ended November 30, 2006 and 2005 is as follows:

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
	($000s)
Compensation cost recognized
Cost of Product Support	$ 94	$ 130	$ 255	$ 361
Cost of Services	214	249	560	650
Selling, General and Administrative	6,311	3,616	15,716	9,739
Research and Development	507	1,061	1,430	2,946

Total	7,126	5,056	17,961	13,696
Tax benefit recognized	(2,108)	(605)	(3,567)	(1,638)

Net Stock-based Compensation Cost	$ 5,018	$4,451	$14,394	$12,058

GAAP Operating Performance

(000s, except per share amounts)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Revenue	$247,799	$212,254	$694,729	$624,371	16.7%	11.3%
Cost of revenue	59,336	44,044	162,470	129,587	34.7	25.4

Gross margin	188,463	168,210	532,259	494,784	12.0	7.6
Operating expenses	175,800	140,724	481,924	418,325	24.9	15.2

Operating income	$ 12,663	$ 27,486	$ 50,335	$ 76,459	(53.9)	(34.2)

Gross margin percentage	76.1%	79.2%	76.6%	79.2%
Operating margin percentage	5.1%	12.9%	7.2%	12.2%

Net income	$ 16,543	$ 24,010	$ 54,841	$ 69,282	(31.1)	(20.8)

Net income per share
Basic	$0.19	$0.27	$0.61	$0.76

Diluted	$0.18	$0.26	$0.61	$0.74

Revenue for the quarter ended November 30, 2006 was $247.8 million, a 17% increase from revenue of $212.3 million for the same quarter last year. Net income for the current quarter was $16.5 million, compared to net income of $24.0 million for the same quarter last year, a decrease of 31%. Diluted net income per share was $0.18 for the current quarter, compared to diluted net income per share of $0.26 for the same quarter last year. Basic net income per share was $0.19 and $0.27 for the quarters ended November 30, 2006 and November 30, 2005, respectively.

Revenue for the nine months ended November 30, 2006 was $694.7 million, an 11% increase from revenue of $624.4 million for the same period last year. Net income for the current nine-month period was $54.8 million, compared to net income of $69.3 million for the same period last year, a decrease of 21%. Diluted net income per share was $0.61 for the current nine-month period, compared to diluted net income per share of $0.74 for the same period last year. Basic net income per share was $0.61 and $0.76 for the nine-month periods ended November 30, 2006 and November 30, 2005, respectively.

Gross margin for the three months ended November 30, 2006 was $188.5 million, an increase of 12% over gross margin of $168.2 million for the same quarter last year. Gross margin percentage was 76% for the quarter ended November 30, 2006, compared to 79% for the corresponding quarter last fiscal year. Gross margin for the nine months ended November 30, 2006 was $532.3 million, an increase of 8% over gross margin of $494.8 million for the same period last year. Gross margin percentage for the nine months ended November 30, 2006 was 77% compared to 79% for the corresponding period last year. The decrease in gross margin percentage is attributable to the shift in revenue mix towards lower margin services revenue in the first half of the fiscal year and to the restructuring charges in the third quarter relating to our margin improvement plan.

Total operating expenses for the quarter ended November 30, 2006 were $175.8 million, a 25% increase from operating expenses of $140.7 million for the same quarter last year. The increase in operating expenses is primarily the result of $26.9 million in pre-tax restructuring charges relating to the margin improvement plan that was announced on September 7, 2006. The operating margin for the quarter ended November 30, 2006 was 5.1% compared to 12.9% for the corresponding quarter of the previous fiscal year. Total operating expenses for the nine months ended November 30, 2006 were $481.9 million, a 15% increase from operating expenses of $418.3 million for the same period last year. Operating margin for the nine months ended November 30, 2006 was 7.2% compared to 12.2% for the same period last year.

The decrease in operating and net income for the three and nine months ended November 30, 2006, compared to the same periods in the prior fiscal year, is primarily due to the aforementioned restructuring charges. These charges were partially offset by an increase in interest and other income.

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

Year-over-year Percentage Change in Revenue and Expenses

	Three Months Ended November 30, 2006 over 2005			Nine Months Ended November 30, 2006 over 2005
	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change
Revenue	12.8%	3.9%	16.7%	9.2%	2.1%	11.3%
Cost of Revenue and Operating Expenses	22.9	4.4	27.3	13.9	3.7	17.6
Operating Income	(54.9)	1.0	(53.9)	(24.9)	(9.3)	(34.2)

Non-GAAP Financial Measures

The Non-GAAP Measures presented herein, including non-GAAP net income, exclude the impact of stock-based compensation, the amortization of acquisition-related intangible assets, and restructuring charges. Management uses the Non-GAAP Measures to measure core operating performance in individual periods. Management’s use of the Non-GAAP Measures is further discussed in the section entitled “Discussion of Non-GAAP Financial Measures” and a reconciliation between the Non-GAAP Measures and the most closely related GAAP measures is included in this section.

(000s, except per share amounts)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005

Non-GAAP Operating Income	$48,388	$34,226	$100,298	$95,113	41.4%	5.5%

Non-GAAP Operating Margin	19.5%	16.1%	14.4%	15.2%

Non-GAAP Net Income	$43,144	$29,521	$92,950	$84,425	46.1	10.1

Non-GAAP Net Income per Diluted Share	$0.48	$0.32	$1.03	$0.91

Non-GAAP operating margin for the quarter ended November 30, 2006 was 19.5% compared to 16.1% for the corresponding quarter of the previous fiscal year. Non-GAAP operating margin for the nine months ended November 30, 2006 was 14.4% compared to 15.2% for the same period last year. The increase in non-GAAP operating margin for the three month period ended November 30, 2006 is primarily attributable to the strong revenue performance and to the early effects of the margin improvement plan. Several factors experienced in the first half of fiscal year 2006 contributed to the decline in operating margin in the nine month period ended November 30, 2006 including: fluctuations in foreign currency, predominantly the Canadian dollar; a shift in revenue mix from our higher margin license revenue towards our lower margin product support and services revenue; and growth in our infrastructure and head count. These factors resulted in our expenses growing faster than our revenues in that period.

Non-GAAP net income for the current quarter was $43.1 million, compared to $29.5 million for the same quarter last year. Non-GAAP net income per diluted share was $0.48 for the current quarter, compared to non-GAAP net income per diluted share of $0.32 for the same quarter last year. Non-GAAP net income for the current nine-month period was $93.0 million, compared to $84.4 million for the same period last year. Non-GAAP net income per diluted share was $1.03 for the current nine-month period, compared to non-GAAP net income per diluted share of $0.91 for the same period last year.

The increase in non-GAAP net income for the three and nine months ended November 30, 2006, compared to the same periods in the prior fiscal year, is primarily due to the strong revenue performance, the early effects of the margin improvement plan, and to an increase in interest and other income.

The following tables reflect selected Cognos’ Non-GAAP results reconciled to GAAP results:

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
Operating Income
GAAP Operating Income	$12,663	$27,486	$50,335	$76,459
Plus:
Amortization of acquisition-related intangible assets	1,701	1,684	5,104	4,958
Stock-based compensation expense	7,126	5,056	17,961	13,696
Restructuring charge	26,898	—	26,898	—

Non-GAAP Operating Income	$48,388	$34,226	$100,298	$95,113

Operating Margin Percentage
GAAP Operating Margin Percentage	5.1%	12.9%	7.2%	12.2%
Plus:
Amortization of acquisition-related intangible assets	0.7	0.8	0.7	0.8
Stock-based compensation expense	2.9	2.4	2.6	2.2
Restructuring charge	10.8	—	3.9	—

Non-GAAP Operating Margin Percentage	19.5%	16.1%	14.4%	15.2%

Net Income
GAAP Net Income	$16,543	$24,010	$54,841	$69,282
Plus:
Amortization of acquisition-related intangible assets	1,701	1,684	5,104	4,958
Stock-based compensation expense	7,126	5,056	17,961	13,696
Restructuring charge	26,898	—	26,898	—
Less:
Income tax effect of amortization of acquisition-related intangible assets	(645)	(624)	(1,916)	(1,873)
Income tax effect of stock-based compensation expense	(2,108)	(605)	(3,567)	(1,638)
Income tax effect of restructuring charge	(6,371)	—	(6,371)	—

Non-GAAP Net Income	$43,144	$29,521	$92,950	$84,425

Net Income per diluted share
GAAP Net Income per diluted share	$ 0.18	$ 0.26	$ 0.61	$ 0.74
Plus:
Amortization of acquisition-related intangible assets	0.02	0.02	0.05	0.05
Stock-based compensation expense	0.08	0.06	0.20	0.15
Restructuring charge	0.30	—	0.30	—
Less:
Income tax effect of amortization of acquisition-related intangible assets	(0.01)	(0.01)	(0.02)	(0.02)
Income tax effect of stock-based compensation expense	(0.02)	(0.01)	(0.04)	(0.01)
Income tax effect of restructuring charge	(0.07)	—	(0.07)	—

Non-GAAP Net Income per diluted share	$ 0.48	$ 0.32	$ 1.03	$ 0.91

Shares used in computing diluted net income per share	90,187	92,288	90,412	92,997

Percentage of Revenue Table

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item compared to the indicated prior period.

	Percentage of Revenue				Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%	16.7%	11.3%

Cost of revenue	23.9	20.8	23.4	20.8	34.7	25.4

Gross margin	76.1	79.2	76.6	79.2	12.0	7.6

Operating expenses
Selling, general, and administrative	55.6	52.2	53.7	52.2	24.3	14.6
Research and development	14.7	13.3	14.9	14.0	28.8	18.3
Amortization of acquisition-related intangible assets	0.7	0.8	0.8	0.8	1.0	2.9

Total operating expenses	71.0	66.3	69.4	67.0	24.9	15.2

Operating income	5.1	12.9	7.2	12.2	(53.9)	(34.2)

Interest and other income, net	2.7	1.8	2.6	1.6	73.4	85.0

Income before taxes	7.8	14.7	9.8	13.8	(38.5)	(20.9)
Income tax provision	1.1	3.4	1.9	2.7	(63.0)	(20.9)

Net income	6.7%	11.3%	7.9%	11.1%	(31.1)	(20.8)

REVENUE

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Product License	$93,994	$75,510	$245,734	$225,305	24.5%	9.1%
Product Support	107,771	94,430	311,214	274,997	14.1	13.2
Services	46,034	42,314	137,781	124,069	8.8	11.1

Total Revenue	$247,799	$212,254	$694,729	$624,371	16.7	11.3

Our total revenue was $247.8 million for the quarter ended November 30, 2006, an increase of $35.5 million or 17%, compared to the quarter ended November 30, 2005. Our total revenue was $694.7 million for the nine months ended November 30, 2006, an increase of $70.4 million or 11%, compared to the nine months ended November 30, 2005.

Our Product License revenue was derived primarily from Cognos 8, our business intelligence platform and our suite of products targeted at the Office of Finance including Cognos Planning, Cognos Controller, and Cognos Finance. While Cognos Performance Applications continue to represent a small portion of our license revenue, Cognos Workforce Performance drove growth this quarter for these applications. Though the functionality of our Series 7 suite of BI products have been combined into one single product, Cognos 8, we continue to generate license revenue from PowerPlay, Impromptu, Cognos ReportNet, Cognos DecisionStream, Cognos Metrics Manager, Cognos Visualizer, NoticeCast, and Cognos Query. These products also continue to generate significant product support revenue. As more of these Series 7 customers license, migrate, or upgrade to Cognos 8, we expect a decline in revenue from these products that will be more than offset by increased revenue from Cognos 8.

The overall change in total revenue from our three revenue categories in the quarter ended November 30, 2006 from November 30, 2005 was as follows: a 24% increase in product license revenue, a 14% increase in product support revenue, and a 9% increase in services revenue. The increase for the same categories for the nine months was as follows: 9%, 13%, and 11%, respectively.

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

We believe that order size is an indication of enterprise-scale investment in our products by our customers which creates a foundation for future growth. We use the following summary of key revenue indicators to track order size:

Key Revenue Indicators

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
Orders (License, Support, Services)
Transactions greater than $1 million	11	7	34	22
Transactions greater than $200,000	140	115	378	343
Transactions greater than $50,000	806	737	2,353	2,159
Average selling price (License orders only) ($000s)
Greater than $50,000	222	157	196	167

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

Revenue by Geography

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
The Americas	$140,783	$122,171	$407,851	$360,280	15.2%	13.2%
EMEA	85,788	72,972	230,324	207,029	17.6	11.3
Asia/Pacific	21,228	17,111	56,554	57,062	24.1	(0.9)

Total	$247,799	$212,254	$694,729	$624,371	16.7	11.3

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
The Americas	56.8%	57.5%	58.7%	57.7%
EMEA	34.6	34.4	33.2	33.2
Asia/Pacific	8.6	8.1	8.1	9.1

Total	100.0%	100.0%	100.0%	100.0%

The growth rates of our revenue in EMEA, Asia/Pacific and, to a much lesser extent, in the Americas can be affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the three and nine months ended November 30, 2006 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	Three months ended November 30, 2005 to 2006			Nine months ended November 30, 2005 to 2006
	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth
The Americas	14.7%	0.5%	15.2%	12.1%	1.1%	13.2%
EMEA	8.1%	9.5%	17.6%	7.0%	4.3%	11.3%
Asia/Pacific	19.6%	4.5%	24.1%	(1.5)%	0.6%	(0.9)%
Total	12.8%	3.9%	16.7%	9.2%	2.1%	11.3%

The growth rates of our revenue in the Americas, EMEA and Asia Pacific in the three months ended November 30, 2006 and the Americas and EMEA during the nine months ended November 30, 2006 was mostly attributable to increases in volume and size of transactions. The slight decrease in revenue in Asia Pacific during the nine month period ended November 30, 2006 was largely due to a very strong performance in that region in the comparative period last fiscal year as we closed several large contracts in the region last year. Changes in the valuation of the U.S. dollar relative to other currencies have impacted our revenue and may continue to do so in the future.

Product License Revenue

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Product license revenue	$93,994	$75,510	$245,734	$225,305	24.5%	9.1%
Percentage of total revenue	37.9%	35.6%	35.4%	36.1%

Product license revenue was $94.0 million in the quarter ended November 30, 2006, an increase of $18.5 million or 24% from the quarter ended November 30, 2005; and was $245.7 million for the nine months ended November 30, 2006, an increase of $20.4 million or 9% compared to the corresponding period in the prior fiscal year. The increase in product license revenue in the three and nine months ended November 30, 2006 was driven by strong demand for Cognos 8 and resulted in an increase in the number of large orders and average order size. Exchange rate fluctuations have also contributed to license revenue growth, contributing 5% and 2% in the three and nine month periods respectively. Product license revenue accounted for 38% of total revenue in the three months ended November 30, 2006 compared to 36% for the corresponding quarter in the prior fiscal year, and 35% and 36% for the nine months ended November 30, 2006 and November 30, 2005, respectively.

The breadth of our solution is allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 77% and 73% of our license revenue came from existing customers in the three and nine month periods ended November 30, 2006, respectively.

We license our software through our direct sales force and value-added resellers, system integrators, and OEMs. Direct sales accounted for approximately 73% and 72% of our license revenue in the three and nine month periods ended November 30, 2006, respectively.

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

Product Support Revenue

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Product support revenue	$107,771	$94,430	$311,214	$274,997	14.1%	13.2%
Percentage of total revenue	43.5%	44.5%	44.8%	44.0%

Product support revenue was $107.8 million in the quarter ended November 30, 2006, an increase of $13.3 million or 14% from the quarter ended November 30, 2005; and was $311.2 million in the nine months ended November 30, 2006, an increase of $36.2 million or 13% compared to the corresponding period in the prior fiscal year. The increase in support revenue was the result of the continuing expansion of our customer base and solid support renewal rates. Exchange rate fluctuations contributed 4% and 2% of product support revenue growth during the three and nine months ended November 30, 2006, respectively.

Product support revenue accounted for 43% and 44% of our total revenue in the quarters ended November 30, 2006 and November 30, 2005, respectively, and was 45% and 44% of total revenue in the nine months ended November 30, 2006 and November 30, 2005, respectively.

Services Revenue

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Services revenue	$46,034	$42,314	$137,781	$124,069	8.8%	11.1%
Percentage of total revenue	18.6%	19.9%	19.8%	19.9%

Services revenue (training, consulting, and other revenue) was $46.0 million in the quarter ended November 30, 2006, an increase of $3.7 million or 9% from the quarter ended November 30, 2005; and was $137.8 million in the nine months ended November 30, 2006, an increase of $13.7 million or 11% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 19% and 20% of our total revenue for the three months ended November 30, 2006 and November 30, 2005, respectively, and accounted for 20% for both the nine months ended November 30, 2006 and November 30, 2005.

The increase in services revenue in the quarter was attributable to increases in education and consulting revenue as we move more towards large enterprise-wide deployments and financial applications-based software. Exchange rate fluctuations contributed 3% and 2% of services revenue growth during the three and nine months ended November 30, 2006, respectively.

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

COST OF REVENUE

Cost of Product License

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Cost of product license	$1,773	$1,732	$4,975	$4,363	2.4%	14.0%
Percentage of license revenue	1.9%	2.3%	2.0%	1.9%

The cost of product license revenue was $1.8 million, an increase of 2% in the quarter ended November 30, 2006 and was $5.0 million, an increase of $0.6 million or 14% in the nine months ended November 30, 2006, compared to the corresponding periods in the prior fiscal year. These costs represented 2% of product license revenue for the three and nine months ended November 30, 2006, the same as for both comparative periods in the prior fiscal year.

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from November 30, 2005 to 2006

	Three months	Nine months
Royalty cost	$(32)	$483
Other	73	129

Total year-over-year change	$ 41	$612

The increase in these costs for the nine months ended November 30, 2006 was the result of increased costs of materials and distribution resulting from stronger product license revenue performance and an increase in royalties related to suppliers whose technology is embedded in our software in the first quarter of fiscal year 2007.

Cost of Product Support

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Cost of product support	$12,977	$9,192	$35,588	$27,102	41.2%	31.3%
Percentage of support revenue	12.0%	9.7%	11.4%	9.9%

The cost of product support revenue was $13.0 million, an increase of $3.8 million or 41% in the quarter ended November 30, 2006, and was $35.6 million, an increase of $8.5 million or 31% in the nine months ended November 30, 2006, compared to the corresponding periods in the prior fiscal year. The cost of product support represented 12% and 11%, of total product support revenue, respectively, for the three and nine months ended November 30, 2006, compared to 10% for both the corresponding periods in the prior fiscal year.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change
	from November 30, 2005 to 2006
	Three months	Nine months
Staff-related costs	$1,154	$3,068
Computer-related costs	475	2,192
Restructuring	1,351	1,351
Other	805	1,875

Total year-over-year change	$3,785	$8,486

The increase in the cost of product support for the three and nine month periods ended November 30, 2006 was attributable to the restructuring costs resulting from the margin improvement plan, as well as increases in staff-related costs and computer-related costs to service our growing customer base. The average number of employees within the support organization increased 11% in both the three and nine months ended November 30, 2006 compared to the same periods last year. Other includes direct selling and travel and living expenses. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of product support by approximately 7% and 6% for the three and nine months ended November 30, 2006, respectively, compared to the same periods last year.

Cost of Services

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Cost of services	$44,586	$33,120	$121,907	$98,122	34.6%	24.2%
Percentage of services revenue	96.9%	78.3%	88.5%	79.1%

The cost of services was $44.6 million, an increase of $11.5 million or 35% in the quarter ended November 30, 2006 and was $121.9 million, an increase of $23.8 million or 24% in the nine months ended November 30, 2006 compared to the corresponding periods in the prior fiscal year. The cost of services represented 97% and 89% of services revenue for the three and nine months ended November 30, 2006, respectively, compared to 78% and 79% for the corresponding periods in the prior fiscal year.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from November 30, 2005 to 2006
	Three months	Nine months
Staff-related costs	$1,756	$6,629
Services purchased externally	3,127	5,868
Travel and living	477	2,219
Restructuring	5,361	5,361
Other	745	3,708

Total year-over-year change	$11,466	$23,785

The increase in cost of services for the three and nine-month periods ended November 30, 2006 was primarily attributable to the restructuring costs resulting from the margin improvement plan, the increased use of subcontractors and the increase in staff related costs. We continue to invest in services staff as we believe the availability and positioning of services is a key factor in the timing, closure, and success for large transactions. The average number of employees within the services organization increased by 5% in both the three and nine months ended November 30, 2006, compared to the same periods last year. Subcontractors are an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we continue to hire new employees in this area, we intend to continue to supplement our skills by engaging subcontractors. Also contributing to the increase were travel and living expenses as well as Other costs, which include recruiting fees, staff development costs, and direct selling costs.

OPERATING EXPENSES

Selling, General, and Administrative

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Selling, general, and administrative	$137,663	$110,753	$373,236	$325,795	24.3%	14.6%
Percentage of total revenue	55.6%	52.2%	53.7%	52.2%

Selling, general, and administrative (“SG&A”) expenses were $137.7 million, an increase of $26.9 million or 24% in the quarter ended November 30, 2006, and were $373.2 million, an increase of $47.4 million or 15% in the nine months ended November 30, 2006 compared to the corresponding periods in the prior fiscal year. These costs represented 56% and 54% of total revenue for the three and nine months ended November 30, 2006, respectively, compared to 52% for both the corresponding periods in the prior fiscal year.

SG&A expenses include staff-related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change from November 30, 2005 to 2006
	Three months	Nine months
Staff-related costs	$11,680	$27,387
Professional services	1,816	5,354
External contractors	(1,177)	828
Travel & living	(2,233)	212
Marketing	(728)	(1,822)
Staff development	358	6
Restructuring	15,255	15,255
Other	1,939	221

Total year-over-year change	$26,910	$47,441

The increase in SG&A expenses in the three and nine months ended November 30, 2006 was primarily attributable to restructuring costs resulting from the margin improvement plan and to the increases in staff-related costs resulting from higher compensation related expenses, as well as associated benefits, compared to the same periods last year. The margin improvement plan has curtailed the headcount growth in SG&A. Headcount has remained flat for the three months ending November 30, 2006 when compared to the same period last year. For the nine months ending November 30, 2006, headcount has increased 3% compared to the same period last year. Contributing to the increase for the nine months ended November 30, 2006 were increases in professional services and external subcontractors. These were partially offset by a decrease in marketing costs. Travel and living and marketing costs were higher in the third quarter of last fiscal year as a result of the Cognos 8 product launch. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately 4% for both the three and nine months ended November 30, 2006 when compared to the corresponding periods in the prior fiscal year.

Research and Development

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Research and development	$36,436	$28,287	$103,584	$87,572	28.8%	18.3%
Percentage of total revenue	14.7%	13.3%	14.9%	14.0%

Research and development (“R&D”) expenses were $36.4 million, an increase of $8.1 million or 29% in the quarter ended November 30, 2006, and were $103.6 million, an increase of $16.0 million or 18% for the nine months ended November 30, 2006 compared to the corresponding periods in the prior fiscal year. R&D costs were 15% of revenue for both the three and nine months ended November 30, 2006, compared to 13% and 14% of revenue, respectively, for the corresponding periods in the prior fiscal year.

R&D expenses are primarily staff-related costs attributable to the design and enhancement of existing products along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change from November 30, 2005 to 2006
	Three months	Nine months
Staff-related costs	$2,437	$7,280
Restructuring	4,930	4,930
Other	782	3,802

Total year-over-year change	$8,149	$16,012

The increase in R&D expenses for the three and nine months ended November 30, 2006 was primarily attributable to restructuring costs resulting from the margin improvement plan and to increases in staff-related costs resulting from higher compensation related expenses, compared to the previous fiscal year. The restructuring activities from the margin improvement plan reduced the average number of employees within R&D by 10%, resulting in a slight decrease in average headcount for the quarter. Average headcount growth was 4% for the nine months ended November 30, 2006, when compared to the corresponding period last year. The unfavorable effect of fluctuations of foreign currencies, especially the Canadian dollar relative to the U.S. dollar, increased

R&D expenses by approximately 5% and 3% for the three and nine months ended November 30, 2006, respectively, when compared to the corresponding periods of the prior fiscal year.

We continue to invest significantly in R&D activities for our next generation of BI solutions which are the foundation of our CPM vision. During the quarter, we continued to develop the next release for Cognos 8. The focus of this new version of Cognos 8 continues to be enhanced quality, upgradeability and performance.

During the quarter, we also previewed Cognos 8 Go! Mobile, a new BI solution that will bring decision-support information directly to mobile device users, for real time decision making and announced Cognos 8 Go! Mobile for SAP. Cognos 8 Go! Mobile follows the recent announcement of Cognos Go! Search Service and represents Cognos’ next milestone in making BI accessible to more people and enabling higher adoption of business intelligence for enhanced decision making and improved organizational performance.

We also continue to develop our next releases of Cognos Planning and Cognos Controller which continue to add new functionality for the office of finance and will join the Cognos 8 platform with shared infrastructure and tight integration with Cognos 8 BI. In the Performance Applications area, development continues on the next release of Cognos Workforce Performance Applications and a new Financial Performance application, both enabled by our Adaptive Application Framework.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet the requirements of generally accepted accounting principles for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs would be amortized over a period not exceeding 36 months. No costs were deferred in the three and nine months ended November 30, 2006 and November 30, 2005. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Acquisition-related Intangible Assets

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Amortization of acquisition-related intangible assets	$1,701	$1,684	$5,104	$4,958	1.0%	2.9%

Amortization of acquisition-related intangible assets was $1.7 million, an immaterial increase for the quarter ended November 30, 2006 and was $5.1 million, an increase of $0.1 million or 3% for the nine months ended November 30, 2006 compared to the corresponding periods in the prior year.

INTEREST AND OTHER INCOME, NET

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Interest and other income, net	$6,567	$3,788	$17,794	$9,619	73.4%	85.0%

Net interest income was $6.6 million, an increase of $2.8 million or 73% in the quarter ended November 30, 2006 and was $17.8 million, an increase of $8.2 million or 85% in the nine months ended November 30, 2006 compared to the corresponding periods in the prior fiscal year. The change in net interest and other income is as follows:

($000s)	Year-over-year Change from November 30, 2005 to 2006
	Three months	Nine months
Increase in interest revenue	$2,547	$8,167
Decrease in interest and other expenses	328	953
Loss on foreign exchange	(96)	(945)

Total year-over-year change	$2,779	$8,175

The increase in interest revenue during the three and nine months ended November 30, 2006 was attributable to an increase in the average portfolio size accompanied by an increase in the average yield on investments compared to the corresponding periods in the prior fiscal year.

INCOME TAX PROVISION

($000s)					Percentage Change
	Three months ended November 30,		Nine months ended November 30,		Three months ended November 30, 2005 to 2006	Nine months ended November 30, 2005 to 2006
	2006	2005	2006	2005
Income tax provision	$2,687	$7,264	$13,288	$16,796	(63.0)%	(20.9)%
Effective tax rate	14.0%	23.2%	19.5%	19.5%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three and nine months ended November 30, 2006, we recorded an income tax provision of $2.7 million and $13.3 million, respectively, representing an effective income tax rate of 14.0% and 19.5%, respectively. Comparatively, in the three and nine months ended November 30, 2005, we recorded an income tax provision of $7.3 million and $16.8 million, respectively, representing an effective income tax rate of 23.2% and 19.5%, respectively. We estimate our effective tax rate for the current fiscal year to be 22.5%, exclusive of any one-time events. The estimated effective tax rate was reduced for the three and nine-month periods ended November 30, 2006 to 14.0% and

19.5%, respectively, due primarily to tax benefits on disqualifying dispositions of incentive stock options exercised in the United States. The Corporation originally estimated its effective tax rate for fiscal 2006 to be 22.0%, exclusive of any one-time events and prior to the retrospective application of FAS123R. The effective tax rate for the three-month period ended November 30, 2005 was 23.2%, including adjustments relating to various tax audits and prior period tax provisions. The effective tax rate for the nine-month period ended November 30, 2005 was 19.5%, including the adjustments in the quarter as well as the recognition of one-time benefits resulting from (i) a tax court decision that allowed corporations to claim investment tax credits on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and (ii) a change in tax withholding legislation relating to one of the Corporation’s subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at November 30, 2006	As at February 28, 2006	Percentage Change
Cash and cash equivalents	$258,277	$398,634	(35.2)%
Short-term investments	340,996	152,368	123.8

Cash, cash equivalents, and short-term investments	$599,273	$551,002	8.8
Working capital	445,245	419,437	6.2
($000s)	Nine months ended November 30,		Percentage Change Nine months ended November 30, 2005 to 2006
	2006	2005
Net cash provided by (used in):
Operating activities	$ 112,227	$ 33,762	232.4%
Investing activities	(202,346)	(103,739)	95.1

Financing activities	(52,722)	(47,511)	11.0

	As at November 30, 2006	As at November 30, 2005
Days sales outstanding (DSO)	61	66

Cash, Cash Equivalents, and Short-term Investments

As at November 30, 2006, we held $599.3 million in cash, cash equivalents, and short-term investments, an increase of $48.3 million from February 28, 2006. This increase is primarily attributable to net income for the period and the collection of accounts receivable which were seasonally high at the end of fiscal 2006. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper, term deposits, banker’s acceptances and bearer deposit notes issued by major international banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper, corporate bonds, bearer deposit notes, and government securities.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Working Capital

Working capital represents our current assets less our current liabilities. As of November 30, 2006, working capital was $445.2 million, an increase of $25.8 million from February 28, 2006. The increase in working capital can be attributed to an increase in short-term investments and a net decrease in current liabilities, especially deferred revenue. Offsetting this increase were decreases in accounts receivable and prepaid expenses and increases in accrued charges and salaries, commissions and related items. Increases in salaries, commissions and related items are due to the restructuring charges taken this quarter, annual bonus accruals and increased commissions resulting from the strong quarterly performance.

Days sales outstanding (DSO) was 61 days at November 30, 2006, compared to 66 days as at November 30, 2005. We calculate our days sales outstanding ratio based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at November 30, 2006 and February 28, 2006, we had no long-term debt.

Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the nine months ended November 30, 2006 was $112.2 million, an increase of $78.5 million compared to the same period last year. The increase is attributable to changes in working capital, most notably the collection of accounts receivable, and the increase in accrued salaries, commissions and related items. Increases in salaries, commissions and related items are due to the restructuring charges taken this quarter, annual bonus accruals, and increased commissions resulting from the strong quarterly performance. The reduction of the amount paid for year end bonuses, commissions, and income taxes, compared to the same period last year also contributed to the increase in cash from operating activities.

Cash Used in Investing Activities

Cash used in investing activities was $202.3 million for the nine months ended November 30, 2006, compared to $103.7 million in the corresponding period last fiscal year. During both the nine months ended November 30, 2006, and November 30, 2005 we had net increases in short-term investments. In the nine months ended November 30, 2006, our purchases of short-term investments, net of maturities, were $186.0 million, compared to $81.6 million in the comparative period last year. During the nine months ended November 30, 2006 and November 30, 2005, we spent $15.2 million and $17.1 million, respectively, on fixed asset additions. The additions for both periods related primarily to computer equipment and software, office furniture and leasehold improvements. Cash used in investing activities for the nine months ended November 30, 2005 included $4.5 million for the acquisitions of Databeacon and Digital Aspects, which occurred in September 2005.

Cash Used in Financing Activities

Cash used in financing activities was $52.7 million for the nine months ended November 30, 2006, an increase of $5.2 million compared to the same period of the prior fiscal year. We issued 1,559,000 common shares for proceeds of $40.8 million during the nine months ended November 30, 2006, compared to the issuance of 1,067,000 shares for proceeds of $26.0 million during the corresponding period in the prior fiscal year. The issuance of shares in the nine months ended November 30, 2006 was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors.

We purchased shares in the open market under a share repurchase program and under a restricted share unit plan. We paid $75.1 million during the nine months ended November 30, 2006 to purchase 2,005,000 shares on the open market under the share repurchase program and $18.5 million to purchase 517,000 shares for the restricted share unit plan. Comparatively, for the nine months ended November 30, 2005 we repurchased 1,917,000 shares at a value of $73.4 million under the share repurchase plan and 5,000 shares valued at $0.2 million for the restricted share unit plan.

The share repurchases made under the share repurchase program were part of distinct open market share repurchase programs through The Nasdaq Global Market or The Toronto Stock Exchange. The share repurchase programs have historically been adopted in October of each year and run for one year. They allow the Corporation to purchase no more than 10% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq Global Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. We cancel all shares repurchased under the bid. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary.

In fiscal year 2007, we replaced the annual key employee stock option grant with a restricted share unit grant. We also granted 70,000 restricted share units to our new COO, Les Rechan, who joined the company in May 2006. As a result, we purchased 517,000 shares to fulfill these awards.

Contracts and Commitments

We have unsecured credit facilities subject to annual renewal. These credit facilities permit us to borrow funds or issue letters of credit or guarantee up to Cdn $39.5 million (U.S. $31.3 million), subject to certain covenants. As of November 30, 2006 and 2005, there were no direct borrowings under these facilities.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

During fiscal 2005, we entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As at November 30, 2006, we had cash flow hedges, with maturity dates between February 28, 2007 and January 14, 2008, to exchange the U.S. dollar equivalent of $77.1 million in foreign currency. At November 30, 2006, we had an unrealized loss in the amount of $5.3 million in relation to these contracts with an offsetting gain on the hedged loan. We entered into these foreign currency exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

We may enter into foreign exchange contracts that we choose not to designate as a hedge for accounting purposes. We carry these contracts at their fair value with any gain or loss included in income. At November 30, 2006, we had eleven such contracts to exchange the U.S. dollar equivalent of $56.5 million. We entered into these contracts to offset the foreign exchange risk on intercompany receivables and on trade account receivables that were not in the functional currency of the subsidiary which held them. The estimated incremental fair value of the derivative instruments is not material.

This quarter, we implemented our margin improvement plan which reduced the global workforce by 6% or 203 personnel, focused primarily on management and non-revenue-generating positions. We continue to increase our investment in customer facing resources. We expect to substantially complete the activities relating to the plan within our fiscal year 2007. As part of this plan, and in accordance with FAS 146, we have incurred $26.9 million in total pre-tax charges this quarter, $26.6 million of which will be paid in cash. The remaining $0.3 million in pre-tax charges are expected to be non-cash expenses resulting primarily from employee termination costs related to non-cash stock-based compensation costs.

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

Revenue Recognition - We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements (collectively “SOP 97-2”). As such, we exercise judgment and use estimates in connection with the determination of the amount of software license, post-contract customer support (“PCS”), and professional services (“services”) revenues to be recognized in each accounting period.

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

Stock-based Compensation - Effective March 1, 2006, we adopted FAS 123R to account for our stock option, stock purchase, deferred share and restricted share unit plans. We elected to implement FAS 123R using the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123, the predecessor to FAS 123R.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use our judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts over 360 days and specific accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for 1.5% of those receivables at November 30, 2006. In order to determine the percentage used, we analyze, on an annual basis, the geographical aging of the accounts, the nature of the receivables (i.e. license, maintenance, consulting), our historical collection experience, and current economic conditions.

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

Accounting for Income Taxes - As an entity which operates globally, we calculate our income tax liabilities in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the probable outcome of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate as well as impact our operating results.

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

Business Combinations - We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. We allocate the purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill.

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

Impairment of Goodwill and Long-lived Assets - In accordance with SFAS 142, goodwill is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Corporation as a whole is considered one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore, the first step of our annual test is to compare the fair value of our shares on The Nasdaq Stock Market to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value, we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. To date, we have not needed to perform the second step in testing goodwill impairment. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment to SFAS No’s 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We are currently evaluating the impact of SFAS 158 on our consolidated results of operations and financial condition. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted. We are currently evaluating the impact of SFAS 157 on our consolidated results of operations and financial condition. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The “rollover” approach quantifies misstatements based on the amount of the error in the current year financial statement where as the “iron curtain” approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for the annual financial statements covering the first fiscal year ending after November 15, 2006 with early adoption encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of the Staff Bulletin.

Historically, we have evaluated uncorrected differences using the “rollover” approach. While we believe our prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding our quantitative and qualitative assessments of such uncorrected differences were appropriate, we expect that, due to the “iron curtain” analysis required under SAB 108, certain historical uncorrected differences related to deferred support revenue and stock-based compensation will be corrected in the fourth quarter of fiscal year 2007 as a cumulative effect adjustment to the opening retained earnings balance as of March 1, 2006. The cumulative adjustment to opening retained earnings resulting from the correction of deferred support revenue attributable to a change in fiscal year 2003 to recognize support revenue on an estimated daily basis is expected to be a reduction of approximately $6,000,000. The uncorrected difference related to stock-based compensation is related to differences in measurement date uncovered by an internal review of historical grants from fiscal years 1996 through 2006. The cumulative adjustment to opening retained earnings resulting from the correction of stock-based compensation is expected to be a reduction of approximately $1,500,000. We are continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the retained earnings may be different than these estimates.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and nine months ending November 30, 2006, a 100 basis-point adverse change in interest rates would have had a $0.01 and $0.04 impact on diluted earnings per share, respectively, and would not have had a material effect on our consolidated financial position or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure, as it relates to financial instruments, is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of November 30, 2006, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately one percent.

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

PART II - OTHER INFORMATION

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

As existing and potential customers seek to standardize on a single BI vendor and as our business continues to evolve toward larger transactions at the enterprise level and larger transactions account for a greater proportion of our business, the presence or absence of one or more of these large transactions in a particular period may have a material positive or negative effect on our revenue in that period. For example, in fiscal years 2006 and 2005, we closed 585 and 535 contracts greater than $200,000, representing 32% and 33% of our revenue for these periods, respectively, compared to 394 contracts greater than $200,000, representing 27% of our revenue for fiscal 2004. In addition, during the first nine months of fiscal 2007, we closed 34 contracts greater than $1 million, compared with 22 such contracts in the same period last fiscal year. These significant transactions represent significant business and financial decisions for our customers and require a considerable effort on the part of customers to assess alternative products and require additional levels of management approvals before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods.

We face intense competition and we may not compete successfully.

We face substantial competition throughout the world. We expect our competitors to continue to improve the performance of their current products and to introduce or acquire new products (or integrated products) or new technologies. The software market may continue to consolidate by merger or acquisition and larger software vendors, including ERP software vendors, may continue to expand their product offering into our markets. For example, ERP vendor, Oracle Corporation, acquired Siebel Systems, Inc. in January 2006 and also acquired one of its major ERP competitors, PeopleSoft, Inc. in 2005. In addition, Microsoft has increased its presence in our markets and has announced that it will continue expansion into business intelligence. As our competitors continue to merge or partner with other of our competitors or ERP vendors or if we were to become the subject of an unsolicited acquisition initiative by another enterprise, such changes in the competitive landscape could adversely affect our ability to compete, either because of an improvement in one of our competitor’s competitive position, or due to distraction caused by an unsolicited acquisition. Entry or expansion of other large software vendors, including ERP vendors, into our market may establish competitors which have larger existing customer bases and substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. Their current customer base and relationships may also provide them with a competitive advantage. New product announcements or introductions by our competitors, including the continuing emergence of open source software offerings, could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. To the extent that we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

The introduction of new products or major releases could erode revenue from existing products and a delay in the release schedule for a product or a major release may have a material adverse impact on our financial results.

We may develop technology or a product that constitutes a marked advance over both our own products and those of our competitors. We believe Cognos 8 is an example of such a product. With the introduction of a new product, there is a risk that customer acceptance of the new product may be slower than anticipated. For this and other reasons associated with new product introductions, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to permit them to make a more thorough evaluation of the product, or until the views of the industry analysts and the marketplace become widely available. Customers may also delay making purchases of a new product in the anticipation of the availability of a major release. In addition, some customers may hesitate migrating to a new product out of concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s product rather than upgrade or migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business. A delay in our release schedule for a new product or a major release may also result in us not being able to recognize revenue as previously anticipated during a particular period and it may delay the purchase of the product by customers. Despite our efforts to minimize the impact of these events, these events could result in a temporary or permanent revenue shortfall and materially affect our business and financial results. For example, in the third quarter of fiscal year 2006, we believe confusion in the market regarding the availability of Cognos 8 had a negative impact on our overall performance for the quarter.

Currency fluctuations may adversely affect us.

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results as we report in U.S. dollars. For example, the Canadian dollar has continued to strengthen during the first nine months of fiscal 2007, leading to higher than anticipated expenses when reported in U.S. dollars. Please see further discussion on foreign currency risk included in Item 3, Quantitative and Qualitative Disclosure about Market Risk, in this Form 10-Q.

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

We believe that our success depends on our ability to hire, retain, and incent senior management and other key employees to develop, market, and support our products and manage our business. The loss of any one of their services could have a material adverse effect on our business. Our success is also highly dependent on our continuing ability to hire, integrate, and retain highly qualified personnel as well as our ability to train and develop personnel. The failure to attract and retain or to train and develop key personnel could adversely affect our future growth and profitability. In an effort to streamline our organization and improve our operating margin, we recently announced a restructuring plan which resulted in the reduction of 203 personnel, or 6% of our workforce. This workforce reduction could make it more difficult for us to retain the employees we have kept, or to attract new employees in the future. In addition, changes in senior management or other key personnel can also cause temporary disruption in our operations during such transition periods.

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

We base our operating expenses on anticipated revenue trends. Since a high percentage of these expenses are relatively fixed in the short term, a delay in completing license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition, or results of operations could be materially and adversely affected. For example, in fiscal year 2006, our revenues were lower than expected while our expenses were in line with our projections. This resulted in a lower operating margin for the fiscal year. In addition, we expect our restructuring plan to result in a savings of approximately $15 million in the second half of fiscal 2007. If our estimates are incorrect, it could result in a lower operating margin for future quarters than we currently anticipate, which could result in lower earnings in these quarters.

Our restructuring plan may not achieve its intended results and may harm our business.

On September 7, 2006, in order to streamline our organization and improve our operating margin on a long term basis, we announced a restructuring plan. The plan includes a reduction of 203 personnel or 6% of our global workforce, focused primarily on the elimination of redundant management and non-revenue-generating positions. Workforce reductions may have negatively impacted, and could continue to negatively impact, our remaining employees, including those directly responsible for sales, and could limit our ability to pursue new revenue opportunities. Further, any failure to retain and effectively manage our remaining employees could increase our costs, hurt our sales efforts, and impact the quality of our customer service. This could continue to harm our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
				Restricted Share Unit Plan (# of shares)	Share Repurchase Program
September 1 to September 30, 2006	437,000	$36.41	NIL	2,404,500	$ 38,410,441
October 1 to October 31, 2006	1,262,475	$37.00	1,262,475	2,404,500	$170,530,680
November 1 to November 30, 2006	90,000	$37.45	90,000	2,404,500	$167,160,145

Total	1,789,475	$36.88	1,352,475	2,404,500	$167,160,145

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos up to an aggregate of 2,000,000 restricted share units. On June 23, 2005, the Corporation’s shareholders approved the extension of the term of the plan to September 30, 2015 and increased the number of authorized shares to 3,000,000. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit can be exchanged for one common share of Cognos. The common shares for which the restricted share units may be exchanged are purchased on the open market by a trustee appointed and funded by Cognos. During the quarter ended November 30, 2006, the trustee repurchased 437,000 shares at an average price of $36.41 for the restricted share unit plan.

On October 6, 2005, Cognos announced that it had adopted a stock repurchase program which commenced on October 10, 2005 and ended on October 9, 2006 (the “2005 Stock Repurchase Program”). The program allowed Cognos to repurchase up to 4,000,000 common shares (which is less than 5% of the common shares outstanding on that date) provided that no more than $100,000,000 was expended in total under the program. During the quarter ended November 30, 2006, Cognos repurchased 473,075 shares at an average price of $36.43 under the 2005 Stock Repurchase Program.

On September 22, 2006, the Corporation announced that it had adopted a stock repurchase program which commenced on October 10, 2006 and ends on October 9, 2007 (the “2006 Stock Repurchase Program”). The program allows Cognos to repurchase up to 8,000,000 common shares (which is less than 10% of the common shares outstanding on that date) provided that no more than $200,000,000 is expended in total under the program. During the quarter ended November 30, 2006, Cognos repurchased 879,400 shares at an average price of $37.34 under the 2006 Stock Repurchase Program.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Corporation held its Annual and Special Meeting of Shareholders on October 18, 2006.

b)

At the Annual and Special Meeting, shareholders elected the persons listed below as directors of the Corporation and approved the appointment of Ernst & Young LLP as the Corporation’s independent auditors for the fiscal year ending February 28, 2007 and authorized the Audit Committee of the Board to fix their remuneration. Shareholders also approved amendments to the Cognos Incorporated 2003-2008 Stock Option Plan (“Plan”) to: (i) increase the number of shares issuable under the Plan by 2,000,000 shares; (ii) extend the expiry date of the Plan from July 1, 2008 to June 30, 2016; (iii) amend the manner in which “fair market value” is calculated for Nasdaq so that the “closing price” is used rather than the “average of the closing bid and asked prices”; (iv) extend the permissible term of options from 5 years to 6 years; and (v) allow for an extension to the term of an option if it expires during a period when the holders’ exercise of the option is prohibited by the Corporation. Shareholders also approved an amendment to the Plan and the Cognos Employee Stock Purchase Plan to more clearly establish the nature and scope of amendments that may be made by the Human Resources and Compensation Committee with or without shareholder approval. The voting results of the meeting are presented in the following table:

Voting Results

Annual and Special Meeting of Shareholders

October 18, 2006

	FOR	WITHHELD	AGAINST
Election of Directors
Robert G. Ashe	68,339,215	1,263,939	—
John E. Caldwell	62,412,331	7,190,923	—
Paul D. Damp	68,675,047	928,107	—
Pierre Y. Ducros	67,694,377	1,098,777	—
Robert W. Korthals	67,121,700	2,481,454	—
Janet R. Perna	68,673,142	930,012
John J. Rando	68,128,725	1,474,429	—
William V. Russell	68,129,326	1,473,828	—
James M. Tory	68,043,890	1,559,264	—
Renato Zambonini	67,849,019	1,664,135	—

Appointment of Auditors	69,509,631	93,523	—

Amendments to the 2003-2008 Stock Option Plan to increase the shares of common stock reserved for awards thereunder by 2.0 million shares as well as the other amendments summarized above.	51,034,187	—	10,208,129

Amendment to the Employee Stock Purchase Plan to include Section 12 “Amendment to Plan”	60,046,161	—	1,173,908

Item 6. Exhibits

a) Exhibits

3.1

Articles of Incorporation and Amendments thereto (incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed for the quarter ended November 30, 2002 and Exhibit 3.1 (i) of Cognos’ Form 10-Q filed for the quarter ended May 31, 2004)

3.2	By-Laws of the Corporation (incorporated by reference to Exhibit 3.2 of the Corporation’s Form 10-K filed for the year ended February 28, 1997)

10.53	Amended and Restated 2003-2016 Stock Option Plan

10.54	Amended and Restated Cognos Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

January 3, 2007	/s/ Tom Manley
Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

10.53	Amended and Restated 2003-2016 Stock Option Plan	76

10.54	Amended and Restated Cognos Employee Stock Purchase Plan	85

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	90

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	91

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	92