Form 10-K
period 2007-02-28
COGNOS INC
filed 2007-04-27
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended FEBRUARY 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                          To

Commission File Number 0-16006

COGNOS INCORPORATED

(Exact Name Of Registrant As Specified In Its Charter)

CANADA	98-0119485
(State Or Other Jurisdiction Of Incorporation Or Organization)	(IRS Employer Identification No.)

3755 Riverside Drive, P.O. Box 9707, Station T, Ottawa, Ontario, Canada, K1G 4K9

(Address Of Principal Executive Offices)

Registrant’s Telephone Number, including Area Code: (613) 738-1440

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares Without Nominal or Par Value	Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(6) of the Act.    YES  ☐    NO  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares on the Nasdaq Global Select Market on August 31, 2006, the last business day before the end of our second quarter of fiscal 2007, was approximately U.S. $2,918,000,000.

As of April 16, 2007, 89,874,634 Common Shares, without nominal or par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual and Special Meeting of Shareholders to be held on June 21, 2007 are incorporated by reference into Part III, Items 10-14.

REPORTING CURRENCY

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

TRADEMARKS

Cognos, the Cognos logo, Cognos Innovation Centre for Performance Management, Axiant, Celequest, Databeacon, DecisionStream, Frango, Impromptu, NoticeCast, PowerHouse, PowerPlay and ReportNet are trademarks or registered trademarks of Cognos Incorporated in the United States and/or elsewhere. All other trademarks or trade names referenced in this annual report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

OVERVIEW

Cognos Incorporated (“Cognos” or the “Corporation”), a Canadian corporation founded in 1969, is a global leader in business intelligence (“BI”) and performance management (“PM”) software solutions. Our solutions help organizations plan, understand, and manage financial and operational performance. Our solutions achieve this by supporting effective decision-making at all levels of the organization through the consistent reporting and analysis of data derived from various sources, and enabling our customers to understand and monitor current performance while planning future business strategies. Management believes that, using our software, our customers can plan and manage the performance of all aspects of their business and gain valuable insights that can be used to improve operational effectiveness, enhance customer satisfaction, and accelerate corporate response times to changes in business conditions, all with a view to increasing revenues and profits. Our integrated solutions consist of our BI components, PM solutions, and analytical applications.

In fiscal 2007, we continued to invest in our BI solutions which are the foundation of our performance management solution strategy. We released Cognos 8 Business intelligence (“Cognos 8 BI”), version 8.2, the latest update of the Cognos 8 BI product, with improvements in performance and quality as well as new capabilities designed to increase our reach to more users in the enterprise. Cognos 8 BI provides coverage for production and business reporting, dashboarding, query, analysis, metrics management and interactive scorecarding, event management and data management on a modern, enterprise-class services-oriented architecture (“SOA”). With Cognos 8 BI, we believe our product portfolio is the most comprehensive and technologically advanced in the BI market. Since its initial release in fiscal 2006, our existing customers have embraced Cognos 8 BI for new applications and many new and existing customers are using Cognos 8 BI as their business intelligence standard.

We also continued to invest in our performance management applications. In January 2007, we acquired Celequest Corporation (“Celequest”), a provider of operational business intelligence solutions based in Redwood City, California to extend the reach of the Cognos® solution to include self service dashboard creation and real-time information monitoring.

In April 2006, we announced Cognos 8 Workforce Performance, a next-generation analytic application geared to helping organizations better manage and optimize their human resources. This application is the first of a suite of next-generation analytical applications that are based on an adaptive application framework that dramatically increases business agility while also reducing costs and the need for scarce IT resources.

Our customers can strategically apply our software solutions across their extended enterprise to address their need for performance management. By allowing timely analysis of data from disparate systems, PM enables organizations to measure execution against business strategy to determine whether the two are aligned at all levels. Our solution allows users to effectively direct the full management cycle with planning, budgeting, consolidation, reporting, analysis, and scorecarding capabilities.

Our integrated solutions provide a scalable and secure web-based environment that is easy to use and deploy across the extended enterprise, which includes the organization, its customers, suppliers, and partners. The component-based nature of our software allows customers to purchase functionality that fits their particular needs and allows them to easily expand their capabilities as required.

We focus on developing direct relationships with Global 3500 companies and large public sector organizations. Our direct sales force generated approximately 71% of our software license revenue for our fiscal year ended February 28, 2007. At year end, we had 58 sales offices in 26 countries. In addition, we offer our customers a broad range of support and consulting services aimed at providing the highest level of customer satisfaction. We also have an extensive partner network to complement this activity.

We have an extensive and expanding global customer base with over 23,000 customers located in more than 135 countries. In fiscal 2007, we had total revenue of $979.3 million, of which approximately 58% was derived in the Americas, 34% in our Europe Region, and 8% in our Asia/Pacific Region. For financial information about geographic areas, see the Revenue section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 13 Segmented Information in the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

PRODUCTS

Our integrated solutions consist of our BI capabilities, performance management solutions, and analytical applications. These components are supported by software services for administration, deployment, integration, and extraction, transformation, and loading (“ETL”).

BI Capabilities

The majority of our BI capabilities, including reporting, analysis, managed dashboarding, and scorecarding, are delivered as part of Cognos 8 BI. First introduced in September 2005, Cognos 8 BI has become the fastest growing product in Cognos’ history, with many customers now choosing to standardize on a single platform for their business intelligence needs. The latest release, version 8.2, became generally available in February 2007. It offers improvements in performance and quality as well as new capabilities which are designed to increase our reach to more users in the enterprise.

Cognos 8 BI is built on the web Services-oriented Architecture “SOA” first released with Cognos ReportNet®. A modern platform, SOA is designed to provide high scalability and openness, integrating with and leveraging customers’ existing infrastructure. It is based on industry standards, such as extensible markup language (“XML”), simple object access protocol (“SOAP”), and web services description language (“WSDL”), and is the foundation for Cognos’ BI and performance management solutions.

This flexible, open platform enables Cognos and its partners to quickly develop value-added solutions. For example, in fiscal 2007, Cognos introduced Cognos 8 Go! Mobile, Search, and Office – innovative ways to access Cognos BI content on mobile devices, through enterprise search and within Microsoft Office™ applications. These new access options better leverage the Cognos 8 platform and extend its value by enabling broader user adoption throughout the enterprise.

The acquisition of Celequest in January 2007 enhanced Cognos’ BI portfolio through the addition of real-time operational dashboards. With a similar web-based SOA to Cognos 8, the Celequest™ dashboards are immediately interoperable with Cognos 8 BI.

Our BI capabilities are delivered through zero-footprint, web-based interfaces, easing deployment and use, and offer the following functionality:

Reporting and Query.    As part of the full range of BI capabilities available in Cognos 8 BI, Cognos 8 reporting, formally named Cognos ReportNet, is our next-generation web-based query and reporting solution that has been developed to specifically satisfy enterprise reporting requirements. It delivers production reports such as invoices and statements as well as ad hoc query, managed reports, a broad range of business reports, and dashboards from relational and on-line analytical process (“OLAP”) data sources.

Our pre-existing reporting and query components are Impromptu® Web Reports and Cognos Query respectively, which are part of Cognos BI Series 7 capabilities. Customers can continue to purchase these products as we continue to update them to meet customer needs and extend their investments.

Analysis.    Our analysis capability, Cognos 8 analysis, enables business users to perform their own ad hoc analysis against OLAP and dimensionally modeled relational data by investigating, in any combination and at any level, the critical success factors that drive their business. In a single view, users can perform side-by-side comparisons at different levels of detail. Since analysis leverages the Cognos 8 platform, organizations can deploy and manage OLAP from a central point of control. Users can manipulate information by “drilling down” through layers of summary information in successively greater levels of detail and can present the information in multiple graphical displays.

Our pre-existing solution for analysis is Cognos PowerPlay®. We continue to update the Series 7 version of Cognos PowerPlay to reflect the changing requirements of our large customer base, and customers can continue to purchase it. The continued support of this product allows us to provide a common architecture for our customers using Cognos PowerPlay 7.3 along with Impromptu Web Reports 7.3. As well, Cognos PowerPlay is interoperable with Cognos 8 BI, enabling customers to deploy both products concurrently.

Dashboarding and Scorecarding.    For customers needing to see a snapshot of their business and measure their performance against key metrics that drive it, Cognos offers a full spectrum of dashboarding capabilities as well as full-featured metrics management and scorecarding capabilities.

To monitor performance, Cognos now offers managed dashboards delivered through Cognos 8 BI, as well as the real-time, self-service operational dashboards delivered through the newly acquired Celequest technology. Dashboards generated in Cognos 8 BI take advantage of a single authoring environment and the robust scheduling as well as the capability to distribute reports to multiple users, all associated with professional authoring. The real-time operational dashboards provide users with the ability to easily create and edit their own dashboards, and to continuously monitor information that affects their specific area of the business. Delivered as a network appliance or through a Software-as-a-Service (“SaaS”) model, operational dashboards are fast and low-cost to set up, and enable customers to satisfy the needs of operational managers in their organizations.

To measure performance against key metrics, Cognos 8 BI also includes scorecarding. Formally offered through a standalone offering named Cognos Metrics Manager, Cognos 8 scorecarding includes new functionality for interactivity and collaboration. With Cognos scorecarding, users can view and interact with scorecards that contain key performance metrics and can analyze each metric individually in order to understand the drivers of performance. By linking the company’s strategy and goals to execution through metrics, users can get a clear picture of the performance of the whole business. In addition, metrics are linked to the Cognos 8 BI layer for further reporting and analysis.

Mobile, Search, and Office Consumer Options.    To enable customers to deploy BI more broadly across the organization, Cognos offers flexible access options that leverage the centralized BI content, security and report authoring of Cognos 8 BI.

First introduced in fiscal 2007, Cognos 8 Go! Mobile enables executives, managers and mobile workers to access BI content anytime, anywhere. With a rich client interface that optimizes viewing and interactivity, Cognos 8 Go! Mobile enables BlackBerry® users to work with the same reports that are delivered on the Web through Cognos 8 BI.

Also announced in fiscal 2007, Cognos 8 Go! Search enables Cognos 8 BI users to find content more easily, and enables any user in the organization to take advantage of Cognos 8 BI content through integration with enterprise search. Cognos 8 Go! Search integrates with leading enterprise search solutions such as FAST®, Autonomy®, IBM Omnifind™, and Google™ OneBox.

For users wanting to work with BI content within the Microsoft Office environment, Cognos 8 Go! Office enables users to insert centrally-controlled, refreshable Cognos BI content within Microsoft Excel®, PowerPoint®, or Word. Formally delivered as Office Connection in 2005, Cognos 8 Go! Office has been updated in fiscal 2007 with expanded functionality and compatibility with the Cognos 8 platform.

Event Management.    As part of the full range of BI capabilities available in Cognos 8, Cognos 8 event management helps to bring focus to critical and timely BI content. By monitoring changes in compound data conditions, event management can alert and notify users, via email or the web, of changes in performance. Along with the notification based on the state of the event, users receive BI content that gives context to decision-making. Cognos 8 event management includes many enhancements and leverages the modern architecture of the Cognos 8 platform.

Performance Management Solutions

In our solution for PM, we offer products that address the need for organizations to link reporting and analysis to organizational goals and strategies. These solutions span company functions and processes and define the parameters for performance in scorecards, plans, and budgets. They also help structure, automate, and control processes that relate to governance and compliance such as consolidation and corporate reporting.

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

Financial Consolidation.    Cognos Controller helps customers structure, automate, and control the statutory, financial, and management reporting process. The consolidation environment handles multiple reporting and consolidation standards such as U.S. Generally Accepted Accounting Principles (“GAAP”), International Accounting Standards, and International Financial Reporting Standards; intercompany elimination and reconciliation; multicurrency translation; complex ownership calculations; and financial consolidation rules. In addition, Cognos Controller offers packaged application functionality that dramatically reduces customer-specific customization, calculation scripting, and report creation. In December 2005, we released Cognos Controller Version 8.1 which included full integration with Cognos 8 BI, direct two-way integration with Microsoft Excel, full web enablement, and additional support for compliance requirements.

Our pre-existing consolidation component, Cognos Finance, presents users with an all-in-one solution. Cognos Finance supports most mid-size and some larger enterprises by providing a unified view of performance, in multiple currencies, and performs the necessary roll-up, eliminations, allocations, and adjustments required as a part of the budgeting, consolidation, and financial reporting process. Customers can continue to purchase Cognos Finance. We continue to update Cognos Finance to reflect the changing requirements of our customer base.

With the acquisition of Frango AB in September 2004, we also acquired Frango® Consolidator which we continue to support. This consolidation and financial reporting solution helps organizations structure, automate, and control this important financial process. Customers can continue to purchase Cognos Consolidator.

Scorecarding.    Delivered as part of Cognos 8 BI, scorecarding is an important offering as part of our PM solution for the office of finance.

Analytical Applications.    A trend in the market for BI is the demand for pre-packaged solutions that shorten time-to-benefit. We have developed our analytical applications as integrated solutions to make it easy for customers to combine appropriate capabilities and to deploy them quickly. Our analytical applications are flexible and extensible because they are built upon the foundation of our BI components and each application includes a pre-built data warehouse and comprehensive packaged content. Customers are able to change models, create new reports, and perform new analyses by using our BI components in conjunction with our analytical applications. These applications can reduce the time, effort, and cost required for an organization to gain a competitive advantage from BI and can help it realize returns on investment more quickly from operational applications such as enterprise resource planning (“ERP”) implementations. Our solution is designed to extend the value of a customer’s ERP system, transforming operational data into consistent, reliable information optimized for reporting and analysis.

•

Workforce Analytics.    During fiscal 2007, we launched Cognos 8 Workforce Performance. This product takes advantage of a next generation adaptive application framework using Cognos 8 BI’s open, modern services-oriented architecture. Cognos 8 Workforce Performance focuses on delivering insight through packaged analytics in the areas of headcount and turnover, compensation and employee performance. This analytic content is configurable to reflect a company’s HR best practices, and can be easily modified or extended as business needs evolve.

•

Financial Analytics.    With Cognos Performance Applications, users gain access to their organization’s key information in seven areas of the business: accounts receivable, accounts payable, general ledger, inventory, procurement, production, and sales. These coordinated, departmental-specific analytical applications allow users to build an enterprise-wide view of their organization incrementally and strategically.

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

Integration Services.    Our software integration services provide the ability to integrate with and leverage customers’ existing applications and infrastructure. These capabilities are based on web-services and leverage industry standards including XML, SOAP, and WSDL, and provide an open environment for external enterprise application integration, customization, and automation of many aspects of our solution. Standards-driven, fully-documented application program interfaces allow customers to customize their applications to best serve their users’ needs.

ETL Services.    Our software ETL service, Cognos 8 data management, which shipped as part of Cognos 8, is the renamed next version and natural upgrade for supported customers with Cognos DecisionStreamTM. Our ETL service is optimized for modeling, transforming, and creating high-speed, scalable analytical data warehouses that have embedded knowledge of the BI applications they will serve, thereby enabling faster deployment and user acceptance of these applications. Our ETL services and BI components work together so that many of the calculations and analytic operations can be performed at the database level, which can dramatically improve response time and network traffic loads. Organizations can build analytical data warehouses that span the extended enterprise, ensuring consistency and rapid adoption of changes. This service forms the basis for our analytic applications and is the critical component for information consistency for PM.

Application Development Tools

We have a legacy line of products based on application development products marketed under the PowerHouse®, PowerHouse® Web, and Axiant® names. PowerHouse is an application development environment that enables customers to quickly develop complex business applications. We believe there has been a fundamental shift over the past several years away from application development environments towards packaged solutions. The large majority of organizations now choose to buy their next generation of business systems, rather than attempt to build these corporate applications internally. Our strategy for this mature part of our business is focused on maintaining the product and supporting our existing customers. Product support is the largest source of revenue from these customers, and as a result, we expect to continue to update our application development products to reflect the changing requirements of our customers. We expect our revenue from application development tools to continue to decline as customers focus on the next generation of our PM solution.

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

We offer our customers a broad range of support, consulting, and training services aimed at providing the highest level of customer satisfaction. These services include:

Support Services

Support services consist primarily of product continuation (downloads of releases and advisories), online support (case logging and management, documentation, Knowledge Base, proven practices, etc.) and assisted support (telephone support for product problem resolution). Telephone support and web-based customer self-service support are key to customer satisfaction and are available worldwide. Our web-based support service provides our customers with continuous online answers to their product questions. Support customers are also entitled to receive product and documentation enhancements on a when and if available basis.

Consulting Services

We offer a variety of consulting services to assist our customers with project management and planning, architecture design, training needs assessment, and successful deployment. These service offerings are billed on a daily basis at competitive rates or are provided as packaged services for a particular project or task over a specific time frame. The flexible framework of these services is designed to be used alongside partner and customer project teams. Our consulting services are aimed at guiding our customers from early stages of a Cognos project through the solution implementation process. In addition, we have specific consulting services offerings for our largest enterprise customers with customized senior engagement management. These consultants work onsite with large customers in an effort to optimize application and deployment strategies so that customers can make maximum use of our existing and emerging products and services, with the aim of delivering the highest degree of success and return on investment.

Training Services

Customers typically require specialized training when they purchase our solution. In addition, we believe that customer training helps maximize the potential productivity gains from our products. We provide instructor led classroom training at Cognos training centers, on-site at customer locations and at authorized partner training centers. We also offer multiple self-paced training courses (computer based training courses and recordings). We offer courses on individual product components as well as courses on a solution approach. All of our training offerings can be customized to incorporate a customer’s corporate data to enhance and accelerate the learning experience. Cognos training offerings are scalable to a customer’s needs and can be purchased as single or enterprise licenses.

CUSTOMERS

Over 23,000 customers located in more than 135 countries have deployed our BI, performance management, and analytic application solutions. Our primary target market is Global 3500 companies and large public sector organizations. We also license our products to a broad base of small and medium-size enterprises.

Although our software solution is a complete solution for the extended enterprise, our customers typically purchase in stages. The first stage usually involves the purchase of a component of our solution to address a particular departmental requirement. The second stage usually involves purchases by other departments within that organization, often for applications that are closely related to the initial purchase, or purchases of additional components by the same department, or the addition of more users of the initial implementation. In many cases, there are a number of purchases in several departments of an organization before a customer makes the decision to standardize and deploy our solution on an enterprise-wide basis. Organizations are realizing a reduced total cost of ownership opportunity by standardizing on a single vendor.

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

Sales Channels

The principal elements of our distribution system are as follows:

Direct Sales.    We use a direct sales force in all major markets as the primary channel for distribution. Our direct sales force generated approximately 71% of our software license revenue for fiscal 2007. We believe our quota-carrying direct sales force increases our visibility and market penetration, ensures long-term customer contact, and facilitates sales of additional products. As the demand for enterprise-wide BI solutions grows, we intend to strengthen our relationships with senior executives of organizations as purchasing decisions for our products are often made at the senior level. As of February 28, 2007, we employed approximately 374 sales representatives in 58 sales offices located in 26 countries.

Third Parties.    In order to extend our coverage, we market and sell our products through third party channels, which include resellers, OEMs, and distributors. Examples include:

•	OEMs such as Symantec, Avaya, Infor, Fujitsu, Manugistics, and Onyx.

•	Resellers such as CBH, Genware, Inca, ISA, Niteo, Simpson Associates, Sky Solutions, and Teradata.

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

Technology Partners.    Our technology partners consist of industry-leading database, server, middleware, enterprise application, OLAP server, internet, and connectivity technology companies, including HP, IBM, Microsoft, Salesforce, Oracle, SAP, Sun, and Teradata. We partner with these companies to ensure that our solution is compatible with their products.

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

We also participate in cooperative marketing and technology programs with hardware, software, and database vendors, including the following program roles: HP Developer and Solution Partner Program, Microsoft Data Warehousing Alliance Partner, Microsoft Certified Partner, Salesforce AppExchange, Oracle Partner Network Certified Level Partner, SAP Technology and Content Partner Program, SAP Software Partner Program with Certified Integration, Teradata Software Partner Program, Blackberry® ISV Partner, Macromedia ISV/Alliance Partner, BEA Star Partner Program, Sun Developer Connection Partner Program, SunTone Certified, Sun iForceSM Partner Program, and Sybase Open Solutions™ CODE Partner.

In addition, in fiscal 2006 we entered into a global strategic alliance with IBM. This strategic alliance represents a significant commitment by both companies to provide clients with open standards-based business solutions that will allow them to leverage their existing IT assets, lower costs, and provide flexibility regarding their choice of operating environments, including Linux®. Building on our existing relationship, this strategic alliance tightened the integration between Cognos and IBM across all areas of the organizations including software, hardware, services, marketing, and joint product development.

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

Cognos Innovation Center for Performance Management

In fiscal 2007, Cognos expanded the mandate of the Cognos Innovation Center for Performance Management™ to help our customers drive the strategic deployment of BI and Performance Management applications on an enterprise scale. The Cognos Innovation Center now helps promote the best practice use of our solutions so that customers can successfully deliver performance management improvement and business intelligence competency enterprise-wide. The Cognos Innovation Center brings together leading customers, practitioners, and Cognos experts in a forum of information gathering and exchange. This information is then distributed to other customers through pre-built models and business content called “Performance Blueprints” focused on specific planning, consolidation, and reporting processes, best practice methods and materials, and face-to-face meetings.

RESEARCH AND DEVELOPMENT

We believe that our talented and experienced research and development staff is one of our core strengths. Our research and development efforts are aimed at enhancing and extending our existing BI solution, our performance management solution, our analytic applications, and creating new products. As of February 28, 2007, our research and development staff consisted of approximately 889 employees. Research and development is undertaken primarily at our corporate headquarters in Ottawa, Ontario, Canada, and also at our facilities in Minneapolis, Minnesota; Princeton, New Jersey; Stockholm, Sweden; and Staines and York in the United Kingdom. We incurred research and development costs of $135.7 million, $118.8 million, and $109.4 million in fiscal 2007, 2006, and 2005, respectively.

During fiscal 2008, we are investing in the research and development of performance management solutions, particularly those solutions that support our strategy of meeting the needs of the extended enterprise. These investments will include our next-generation application architecture, the development of new BI, performance management applications, and analytical applications.

Our software solutions are developed primarily through internal resources. However, during the later part of fiscal 2006, we outsourced the development and quality control of some of our pre-existing BI products to an organization in India. Additionally, in support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms, and we have undertaken further development to integrate those third party products into our offerings. Most of the third party licenses are non-exclusive and do not preclude third parties from entering into similar agreements with our competitors.

In January 2007, we acquired Celequest, a provider of dashboarding solutions based in Redwood City, California to extend the reach of the Cognos solution to include operational and real-time applications. The acquisition of Celequest has provided Cognos with complementary technology that enables Cognos to deliver a more complete spectrum of dashboards to customers. Also based on a similar web-based SOA, the Celequest technology is immediately interoperable with Cognos 8 BI, and eases further integration efforts.

In September 2005, we acquired Databeacon Inc., a privately-held analytics software company based in Ottawa, Ontario, Canada, to obtain highly skilled resources to complement our existing research and development team to further the execution of our PM strategy. As part of this transaction, we acquired the Databeacon® product set, which we continue to support. Also in September 2005, we acquired Digital Aspects Holdings Limited primarily to incorporate its software, which addresses the need for real time access to corporate data, into our product suite.

COMPETITION

The PM market is a highly competitive composite market composed of two distinct and tracked markets: BI, PM (Planning, Budgeting, Scorecarding, Consolidation and Analytical Applications). Our competitors include other BI vendors, vendors of performance management solutions, and vendors of enterprise application systems. Because the PM market is composed of many market segments, we compete with large diversified vendors who offer products in numerous market segments and other companies that may in the future announce offerings of PM products. Factors that affect our competitive position include the method of distribution, functionality, support and service, ease of use, price, training, vendor stability, and experience. Due to the breadth of our BI and PM solutions, we encounter many competitors who focus on one or more areas within our overall offering. Our products compete directly and indirectly against various products, depending on user needs and computing environments.

There are several broad categories of competitors:

Vendors of Enterprise BI Suites.    These vendors develop and sell a set of BI products covering reporting, query, multidimensional analysis, scorecarding, dashboarding, and alerts/event notification and include Business Objects, MicroStrategy, and Hyperion Solutions, which has recently been acquired by Oracle Corporation.

Vendors of Production Reporting Environments.    These vendors develop and sell products that are designed to execute and distribute large numbers of complex reports to many users. Competitors in this area include Actuate, Microsoft, and Information Builders.

Database Management Vendors.    Some database vendors have tools that are included with their database environment that can be used for query and reporting, as well as some OLAP functionality. These vendors include Oracle and Microsoft.

Vendors of Performance Management Solutions.    These vendors develop and sell tools that enable organizations to manage business performance through dashboard and scorecarding applications, and include Business Objects and Hyperion Solutions.

Vendors of Financial Planning, Consolidation, and Budgeting Software.    These vendors develop and sell products that automate the planning and budgeting process and include Oracle, Extensity (formerly GEAC), Cartesis, Longview, Business Objects, and OutlookSoft.

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

The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. However, effective copyright protection may not be available in some countries in which we license or market our products. We recognize that patent law may offer effective protection for our current and future products, and we have established a program to identify and seek patent protection for appropriate elements of our products. There can be no assurance that any patentable elements will be identified or, if identified, that patent protection will be obtained. We have also obtained or applied for trademark registration of our core brands, including the name “Cognos®”, in all of our major markets. While the duration of trademark and copyright protections varies from country to country, we believe that the duration of this protection will be adequate to protect our products during the periods of their economic value.

However, we believe that, due to the rapid pace of innovation within our industry, technological and creative skills of our personnel are even more important to establishing and maintaining a technology and product leadership position within the industry than are the various legal protections of our technology.

EMPLOYEES

As of February 28, 2007, we had 3,507 full-time permanent employees. We believe that our future success will depend, in part, on our ability to continue to identify, hire, engage, and retain skilled and experienced personnel. In the software industry, there is a high demand for such employees. Historically, we have been successful in recruiting and retaining sufficient numbers of qualified personnel.

We have formalized education programs for sales, technical, and research and development personnel so that new staff are productive as soon as possible. In addition, there are formalized skills renewal programs for staff to ensure that they are employing state-of-the-art techniques for software development, customer support, sales, marketing, administration, and management.

We are also committed to developing strong management and leadership skills in our personnel and have established management and leadership development programs that promote effective management techniques and leadership.

None of our employees are represented by a labor union.

Executive Officers of the Corporation

The following table sets out the name; age; position with the Corporation; and the principal occupation, business or employment during at least the last five years of each executive officer of the Corporation.

NAME	AGE	POSITION(S)
Robert G. Ashe	47	President and Chief Executive Officer and Director
Les Rechan	45	Chief Operating Officer
Tom Manley	48	Senior Vice President, Finance & Administration and Chief Financial Officer
Peter Griffiths	43	Senior Vice President, Products
John Jussup	54	Senior Vice President, Chief Legal Officer & Secretary
David Laverty	51	Senior Vice President, Global Marketing
Philippe Duranton	46	Senior Vice President, Human Resources

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

Mr. Rechan was appointed Chief Operating Officer on May 15, 2006. Prior to joining Cognos, Mr. Rechan served as Senior Vice President and Global General Manager, CRM Strategy, at Oracle Corporation from March 2006 to May 2006 when Oracle Corporation acquired Siebel Systems Inc. Mr. Rechan held two senior roles at Siebel Systems Inc., as Senior Vice President and General Manager, responsible for the company’s Americas business unit, and Senior Vice President and General Manager, responsible for the company’s Global Manufacturing and Distribution Industries business unit from August 2004 to February 2006. Mr. Rechan served as Senior Vice President and General Manager, North America, with Cadence Design Systems from April 2003 to July 2004 and as Chief Operating Officer with Onyx Software from February 2001 to October 2002.

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

Mr. Duranton was appointed Senior Vice President, Human Resources on April 16, 2007. Prior to joining Cognos, Mr. Duranton served as Senior Executive Vice President, Human Resources, at Gemplus, a leading company in digital security, from 2003 to 2006. Earlier, Mr. Duranton served as Senior Executive Vice President, General Affairs, at Vivendi Universal TV and Film Group from 1998 to 2002.

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

Our reliance on larger transactions is increasing and larger transactions are complex and unpredictable.

Our business and our operational performance, increasingly relies on larger transactions at the enterprise level. In any particular fiscal period, the presence or absence of one or more of these large transactions may have a material positive or negative effect on our anticipated revenue in that period. These large transactions represent significant business and financial decisions for our customers and involve the expenditure of considerable time and effort by us and our customers in the sales process. As well, these large transactions require additional levels of management approval when compared to smaller transactions. These factors tend to increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods.

As we continue to face intense competition, and the nature of our competition is changing, we may not compete successfully.

We face substantial and increased competition throughout the world. We expect our existing and new competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies. The software market and the nature of our competition may continue to consolidate and transform by merger or acquisition. Larger software vendors, including ERP software vendors, may continue to expand their product offering into our markets. For example, ERP vendor, Oracle Corporation announced in April 2007 that it had acquired Hyperion Solutions. It acquired Siebel Systems, Inc. in January 2006 and PeopleSoft, Inc. in 2005. In addition, Microsoft has increased its presence in our markets and has announced that it will continue expansion into business intelligence using its Windows platform. As our competitors continue to merge or partner with other of our competitors or ERP vendors or if we were to become the subject of an unsolicited acquisition initiative by another enterprise, such changes in the competitive landscape may pose new competitive challenges that could adversely affect our ability to compete either because of an improvement in one of our competitor’s competitive position or due to distraction caused by an unsolicited acquisition. Entry or expansion of other large software vendors, including ERP vendors, into this market may establish competitors that have larger customer bases and substantially greater financial and other resources with which to pursue research and development, manufacturing, marketing, and distribution of their products. Their current customer base and relationships may also provide them with a competitive advantage. New product announcements or introductions by our competitors, including the continuing emergence of open source software offerings, could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. If we are unable to effectively compete against our current and future competitors, our ability to sell products could be harmed. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

Our products are increasingly used in complex business environments so their installation and operation in those environments is complex and requires planning and cooperation between us and our customers.

Our current products are increasingly being adopted in complex business environments. These environments pose considerable challenges to a software vendor and the successful implementation of our products in these environments requires project management expertise and cooperation between us and our customers. If we cannot enable our customers to successfully implement our products in these challenging and complex environments, we could suffer a decline in follow-on business from that customer, a decline in successful reference customers and a decline in our reputation in the market – all of which could have a material impact on our financial condition.

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

We may not be able to hire, integrate, retain, or compensate key personnel essential to our business or we may not be able to manage changes and transitions in our key personnel.

We believe that our success depends on our ability to hire, retain, and incent senior management and other key employees to develop, market, and support our products and manage our business. The loss of any one of their services could have a material adverse effect on our business. Our success is also highly dependent on our continuing ability to hire, integrate, and retain other highly qualified personnel as well as our ability to train and develop our existing personnel. The failure to attract and retain or to train and develop key personnel could adversely affect our future growth and profitability. Changes in senior management or other key personnel can also cause temporary disruption in our operations during transition periods. Also, a decline in our stock price may have a negative impact on the retention value of any stock-based awards to key employees and could negatively affect our ability to retain and attract key employees.

Our total revenue and operating results may fluctuate, which could result in fluctuations in the price of our common stock.

We cannot provide assurance that revenue from our products will continue to grow, or grow at previous rates or rates projected by management. For example, while our rate of revenue growth between 2007 and 2006 was greater than the rate of growth between fiscal years 2006 and 2005, our rate of revenue growth between fiscal years 2006 and 2005 was lower than the rate of growth between fiscal years 2005 and 2004. Anticipated revenue may be reduced by any one, or a combination of, unforeseen market, economic, or competitive factors some of which are discussed in this section. We have experienced, and in the future may experience, a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and result in fluctuations in the market price of our common stock.

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

We plan our operating expenses on anticipated revenue trends. Since a high percentage of these expenses are relatively fixed in the short term, a delay in completing license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition, or results of operations could be materially and adversely affected. For example, in fiscal year 2007, we incurred unplanned restructuring charges resulting from our margin improvement plan which was implemented because our revenues were in line with projections, but our expenses were projected to be greater than expected. In addition, because many of our costs are fixed in the immediate term, it can be difficult to adjust our cost structure for shortfalls in projected revenues. This can result in our financial results in a fiscal period being below our expectations and guidance.

Currency fluctuations may adversely affect us.

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results as we report in U.S. dollars. For example, while foreign exchange fluctuations had a favorable impact on results in fiscal 2007, the Canadian dollar strengthened during fiscal 2006 resulting in greater than anticipated expenses when reported in U.S. dollars. Please see further discussion on foreign currency risk included in the Quantitative and Qualitative Disclosure on Market Risk in the Market Risk section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

The revenue growth and profitability of our business depends on the overall demand for BI and PM products and services. Because our sales are primarily to major corporate customers in the high technology, telecommunications, financial services (including insurance), pharmaceutical, utilities, and consumer packaged goods industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. A weakening of one or more of the global economy, the information technology industry, or the business conditions within the industries listed above may cause a decrease in our software license revenues. A decrease in demand for computer software caused, in part, by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and growth rates.

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

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. These sales operations face risks arising from local political, legal and economic factors such as the general economic conditions in each country or region, varying regulatory requirements, compliance with international and local trade, labor and other laws, and reduced intellectual property protections in certain jurisdictions. We may also face difficulties in managing our international operations, collecting receivables in a timely fashion, and repatriating earnings. Any of these factors, either individually, or in combination could materially impact our international operations and adversely affect our business as a whole.

Making and integrating acquisitions and our strategic decisions could impair our operating results.

We have acquired and, if appropriate, will continue to seek to acquire additional products or businesses that we believe complement or augment our products. Acquisitions involve a number of risks, including: diversion of management’s attention; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition, we may deplete our cash resources, dilute our shareholder base by issuing additional shares, or incur debt. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. Likewise, we make strategic decisions relating to all aspects of our operations including with respect to the direction of product development, acquisitions and other strategic investments, transactions and initiatives. These decisions often involve the review and consideration of competing alternatives and advice from various advisors, culminating in the exercise of judgment. There is the risk that our decision to proceed, or not to proceed, in a particular direction or with a particular strategic investment, transaction or initiative may not ultimately be the optimal decision for the company. Such decisions may hamper our competitiveness in the marketplace and have an adverse impact on our operational and financial performance.

New accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

The Financial Accounting Standards Board (“FASB”), the SEC, and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by FASB, the SEC, and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner. For example, beginning with the first quarter of fiscal 2007, we began expensing the fair value of stock options. As a result, we now report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact on Cognos’ current financial statements of applying a fair value method of accounting for stock options is disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K and in our Form 8-K filed on March 29, 2007.

Our intellectual property may be misappropriated or we may have to defend ourselves against other parties’ claims.

We rely on various intellectual property protections, including contractual provisions, patents, copyright, trademark, and trade secret laws, to preserve our intellectual property rights. Despite our precautions, our intellectual property may be misappropriated, causing us to lose potential revenue and competitive advantage. As well, we may ourselves from time to time become subject to claims by third parties that our technology infringes their intellectual property rights. In either case, we may incur expenditures to police, protect, and defend our interests and may become involved in litigation that could divert the attention of our management from developing our business. Responding to such claims could result in substantial expense and result in damages, royalties, or injunctive relief, satisfy indemnification obligations to our customers, or require us to enter into licensing agreements on unfavorable terms, or redesign or stop selling affected products which could materially disrupt the conduct of our business.

We may face liability claims if our software products or services fail to perform as intended.

The sale, servicing, and support of our products entails the risk of product liability, performance or warranty claims, which may be substantial in light of the use of our products in business-critical applications. A successful product liability claim could seriously disrupt our business and adversely affect our financial results. Software products are complex and may contain errors or defects, particularly when first introduced, or when new versions or enhancements are released, or when configured to individual customer requirements. Although we currently have in place procedures and staff to exercise quality control over our products and respond to defects and errors found in current versions, new versions, or enhancements of our products, defects and errors may still occur. New products and new product versions or enhancements may also contain defects or errors which may not be known to us at the time of introduction. If these defects or errors are discovered after delivery to our customers, customers may delay or reduce purchases, our reputation may be damaged, and we may incur additional costs associated with product claims, remedial work, and the addition or diversion of resources to address the defects or errors. This may result in decreased sales, increased costs and a loss of market share, all of which could have a negative impact on our financial results and performance. Specifically, if there are defects and errors found in Cognos 8, it could disrupt our business, impact our sales and adversely affect our financial results. We attempt to contractually limit our liability in accordance with industry practices. However, defects and errors in our products, including Cognos 8, could inhibit or prevent customer deployment and cause us to lose customers or require us to pay penalties or damages.

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

Cognos also conducts its operations from leased facilities totaling approximately 128,000 square feet in Canada, 283,000 square feet in the United States and Latin America, 294,000 square feet in Europe, and 57,000 square feet in Asia/Pacific.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARE INFORMATION

PRINCIPAL MARKETS

The Toronto Stock Exchange and The Nasdaq Global Select Market are the principal markets on which our shares are traded.

Our common shares were first listed on The Toronto Stock Exchange on August 21, 1986, on The Nasdaq Global Select Market on July 1, 1987, and on Nasdaq’s National Market on September 15, 1987. The stock symbol of our common shares on The Toronto Stock Exchange is CSN and on Nasdaq is COGN.

The following table sets forth the high and low sale prices, as well as the trading volume, for the common shares for the fiscal periods shown below:

	Nasdaq Global Select Market			The Toronto Stock Exchange
	High (US$)	Low (US$)	Volume (000s)	High (Cdn$)	Low (Cdn$)	Volume (000s)
Fiscal 2006
First Quarter	47.40	35.38	73,740	58.69	44.25	12,394
Second Quarter	40.38	33.36	115,807	49.50	41.00	17,278
Third Quarter	42.00	32.96	99,824	49.47	38.73	13,820
Fourth Quarter	39.15	31.56	83,150	45.25	36.54	13,495
Fiscal 2007
First Quarter	40.00	29.29	73,389	46.42	32.52	11,978
Second Quarter	32.60	25.10	87,781	36.00	28.44	16,658
Third Quarter	43.55	31.78	122,247	49.33	35.42	25,590
Fourth Quarter	45.30	37.96	114,819	53.38	44.21	19,225

SHAREHOLDERS

As of April 16, 2007, there were approximately 1,169 registered shareholders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common shares. Our current policy is to retain our earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in Cognos by means of our share buy-back and other programs.

PERFORMANCE GRAPH

(1)	Dollar amounts are in U.S. dollars.
(2)

The stock price performance graph is not necessarily indicative of future performance. Information used on the graph was obtained from the Nasdaq Global Select Market, Inc., a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

The above graph compares the five-year cumulative total return on the Corporation’s shares with the comparable cumulative return of a broad equity index and an industry index. The indexes used are the Center for Research in Securities Prices (“CRSP”) Total Return Index for The Nasdaq Global Select Market (U.S. and Foreign Companies) and the Nasdaq Computer & Data Processing Services Stocks Index.

The graph assumes $100 invested on February 28, 2002 in the Corporation’s shares and each of the Nasdaq indexes and assumes reinvestment of any dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares or Dollar Value of Shares that May Yet Be Purchased Under the Plans
				Restricted Share Unit Plan (# of shares)	Share Repurchase Program
December 1 to December 31, 2006	5,000	$39.94	NIL	2,399,500	$167,160,145
January 1 to January 31, 2007	1,086,800	$43.79	1,028,800	2,341,500	$122,091,864
February 1 to February 28, 2007	111,500	$44.08	111,500	2,341,500	$117,176,736

Total	1,203,300	$43.81	1,140,300

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos. On June 23, 2005, the Shareholders of the Corporation approved the extension of the term of the plan to September 30, 2015 and increased the number of authorized shares from 2,000,000 to 3,000,000. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit may be exchanged for one common share of Cognos. The common shares for which the restricted share units may be exchanged are purchased on the open market by a trustee appointed and funded by Cognos. During the quarter ended February 28, 2007, Cognos repurchased 63,000 shares at an average price of $43.29 under the restricted share unit plan.

On September 21, 2006, Cognos announced that it had adopted a stock repurchase program which commenced on October 10, 2006 and ends on October 9, 2007 (the “2006 Stock Repurchase Program”). The program allows Cognos to repurchase up to 8,000,000 common shares (which is less than 10% of the common shares outstanding on that date) provided that no more than $200,000,000 is expended in total under the program. During the quarter ended February 28, 2007, Cognos repurchased 1,140,300 shares at an average price of $43.83 under the 2006 Stock Repurchase Program.

EXEMPTIONS FROM NASDAQ CORPORATE GOVERNANCE RULE

Section 4350(a)(1) of the Nasdaq Global Select Market, Inc. Marketplace Rules permits foreign private issuers to follow certain home country governance practices in lieu of the comparable Nasdaq requirement. The Company does not follow Rule 4350(c)(2) which requires independent board members of Nasdaq-listed companies to have regularly scheduled meetings at which only independent directors are present. The independent members of the Board meet regularly during sessions of Board meetings. However, in some sessions, members declined the opportunity to convene without the Chair as matters before the Board did not warrant his exclusion. Such practice is in compliance with Canadian law and with the Canadian corporate governance requirements applicable to the Company.

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

	YEARS ENDED THE LAST DAY OF FEBRUARY
	2007	2006	2005	2004	2003
	(US$000s except share amounts, U.S. GAAP)
Statement of Income Data

Revenue	$979,264	$877,500	$825,531	$683,117	$551,036
Operating income	118,016	118,483	141,517	93,704	69,235
Net income	115,697	108,576	121,474	80,666	46,005

Net income per share
Basic	$1.29	$1.20	$1.34	$0.90	$0.52
Diluted	$1.28	$1.17	$1.30	$0.88	$0.51

Weighted average number of shares (000s)
Basic	89,674	90,564	90,517	89,325	87,936
Diluted	90,563	92,605	93,238	91,959	90,531

Balance Sheet Data (at end of period)

Working capital	$488,482	$419,437	$344,845	$255,881	$130,909
Total assets	1,292,761	1,150,808	1,089,393	851,674	685,304
Stockholders’ equity	791,440	725,772	661,839	514,353	379,842

Cognos adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), Share-based Payment, (“SFAS 123R”) on March 1, 2006 and elected the modified retrospective application method of transition which requires that the financial statements of all prior periods be adjusted on a basis consistent with the pro forma disclosures required in those periods by SFAS No 123, Accounting for Stock-based Compensation (“SFAS 123”), the predecessor to SFAS 123R. Accordingly, the selected consolidated financial data above have been adjusted on this basis for all prior periods presented. See Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited Consolidated Financial Statements and Notes included in Item 8 of this annual report. Certain statements made in this MD&A that are not based on historical information are forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and Section 138.4(9) of the Ontario Securities Act. Terms and phrases such as, “opportunity”, “expected”, “plans”, “aimed at”, “intends” and similar terms and phrases are intended to identify these forward-looking statements. Such forward-looking statements relate to and include, among other things, our expectations regarding our future revenues and earnings; the contribution of Cognos 8 Business Intelligence (“Cognos 8”), Cognos Planning and other products to our revenue, earnings and business; market trends; new and existing product innovations and developments; operational performance; our sales force structure and model; the revenue mix between product license, support and services; the decline in license revenue from stand alone products incorporated into Cognos 8; improvements in gross margins; the growth of performance management (“PM”) in the software industry; the trend towards and impact of standardization and larger transactions; product and technological improvements by our competitors and consolidation in our industry; the strength of the Canadian dollar and its effects; our policy regarding payment of dividends; the adequacy of our capital to meet our requirements; the strength of our intellectual property protection; drivers of growth in the business intelligence (“BI”) market; and our investments in personnel and technology.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, Cognos’ transition to new products and releases, including Cognos 8 and customer acceptance and implementation of Cognos 8; a continuing increase in the number of larger customer transactions and the related lengthening of sales cycles and challenges in executing on these sales opportunities; the incursion of enterprise resource planning and other major software companies into the BI market; continued BI and software market consolidation and other competitive changes in the BI and software market the planning and cooperation required to install and operate our products in complex business environments; our ability to maintain or accurately forecast revenue or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to identify, hire, train, motivate, retain, and incent highly qualified management/other key personnel (including sales personnel) and our ability to manage changes and transitions in management/other key personnel; fluctuations in our quarterly and annual operating results; currency fluctuations; our ability to develop, introduce and implement new products as well as enhancements or improvements for existing products that respond, in a timely fashion, to customer/product requirements and rapid technological change; risks associated with our international operations, such as the impact of the laws, regulations, rules and pronouncements of jurisdictions outside of Canada and their interpretation by courts, tribunals, regulatory and similar bodies of such jurisdictions; our ability to identify, pursue, and complete acquisitions with desired business results; the effect of new accounting pronouncements or guidance, including the impact of FAS 123(R); unauthorized use or misappropriation of our intellectual property; the effect of potential liability claims if our products or services fail to perform as intended; fluctuations in our tax exposure as well as the risk factors discussed previously and in other periodic reports filed with the Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”). Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

We prepare and file our consolidated financial statements and the MD&A in United States (“U.S.”) dollars and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As the Corporation is also a reporting issuer in each of the provinces of Canada and is incorporated under the Canada Business Corporations Act (“CBCA”), it historically has been required to prepare Canadian GAAP financial statements for its shareholders. Recent amendments to provincial securities laws and the CBCA allow the Corporation to report solely under U.S. GAAP to its shareholders.

Discussion of Non-GAAP Financial Measures

In addition to our GAAP results, Cognos discloses adjusted operating margin percentage, net income and net income per share, referred to respectively as “non-GAAP operating margin percentage,” “non-GAAP net income,” and “non-GAAP net income per diluted share.” These items, which are collectively referred to as “Non-GAAP Measures”, exclude the impact of stock-based compensation and the amortization of acquisition-related intangible assets. The Non-GAAP measures also exclude the restructuring charges related to our margin improvement plan implemented in the third quarter of fiscal 2007, as these charges are considered non-recurring. From time to time, subject to the review and approval of the audit committee of the Board of Directors, management may make other adjustments for revenues, expenses and gains that it does not consider reflective of core operating performance in a particular period and may modify the Non-GAAP Measures by adjusting these revenues, expenses and gains. Management makes these adjustments so that core operating performance reflects management’s business activities as well as changes within the software industry.

Management defines its core operating performance to be the revenues recorded in a particular period and the expenses incurred within that period which management has the capability of directly affecting in order to drive operating income. Stock-based compensation, amortization of acquisition-related intangible assets and restructuring charges are excluded from our core operating performance because the decisions, which gave rise to these expenses, were not made to drive revenue in a particular period, but rather were made for our long-term benefit over multiple periods. While strategic decisions, such as the decisions to issue stock-based compensation, to acquire a company or to restructure the organization, are made to further our long-term strategic objectives and do impact our income statement under GAAP, these items affect multiple periods and management is not able to change or affect these items within any particular period. Therefore, management excludes these impacts in its planning, monitoring, evaluation and reporting of our underlying revenue-generating operations for a particular period.

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

As incorporated by reference in Item 11, Executive Compensation, of this Form 10-K, our compensation strategy is to use stock-based compensation to align employee and Executive performance with the interests of our shareholders and encourage continued employment with Cognos. Whether the grant of stock options or Restricted Share Units are part of a Key Employee grant, are merit based or are granted based on meeting specific performance criteria in a measurement period, these grants vest over time and are aimed at long-term employee retention, rather than to motivate or reward operational performance for any particular period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational performance in any particular period. We use annual cash bonus payouts for executives and other employees to motivate and reward annual operational performance in the areas of revenue and operating margin achievement. Since the beginning of fiscal year 2007, operating margin achievement has been measured on a non-GAAP basis, excluding stock-based compensation and amortization of acquisition-related intangible asset expenses.

Management views amortization of acquisition-related intangible assets, such as the amortization of an acquired company’s research and development efforts, customer lists and customer relationships, as items arising during the time that preceded the acquisition. It is a cost that is determined at the time of the acquisition. While it is continually viewed for impairment, amortization of the cost is a static expense, one that is typically not affected by operations during any particular period, and does not contribute to operational performance in any particular period.

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

Management also uses these Non-GAAP Measures to operate the business because the excluded expenses are not under the control of, and, accordingly, not used in evaluating the performance of, operations personnel within their respective areas of responsibility. In the case of stock-based compensation expense, the award of stock options is governed by the Human Resources and Compensation Committee of the Board of Directors. With respect to acquisition-related intangible assets and charges associated with the margin improvement plan, these charges arise from acquisitions and a restructuring that are the result of strategic decisions which are not the responsibility of most levels of operational management. The restructuring charges, like our stock-based compensation charges and amortization of acquisition-related intangible assets, are excluded in management’s internal evaluations of our operating results and are not considered for management compensation purposes.

Ultimately, stock-based compensation, amortization of acquisition-related intangible assets and restructuring expenses are incurred to further our long-term strategic objectives, rather than to achieve operational performance objectives for any particular period. As such, supplementing GAAP disclosure with non-GAAP disclosure using the Non-GAAP Measures provides management with an additional view of operational performance by excluding adjusting revenues, expenses and gains that are not directly related to performance in any particular period. Further, management considers this supplemental information to be beneficial to shareholders because it shows our operating performance without the impact of charges that are largely unrelated to the performance of our underlying revenue-generating operations during the period in which the charges are recorded. Including such disclosure in our filings also provides investors with greater transparency on period-to-period performance and the manner in which management views, conducts and evaluates the business.

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

•

Restructuring charges primarily represent severance charges associated with our margin improvement plan, which was implemented in the third quarter of fiscal 2007. These charges are a significant expense from a GAAP perspective and the costs associated with the restructuring would be operational in nature absent the margin improvement plan. Most of the charges are cash expenditures which are excluded from our Non-GAAP Measures.

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

Because of these limitations, management recognizes that the Non-GAAP Measures should not be considered in isolation or as an alternative to our results as reported under GAAP. Management compensates for theses limitations by relying on the Non-GAAP Measures only as a supplement to our GAAP results.

ABOUT COGNOS

Cognos is a global leader in BI and performance management (“PM”) software solutions. Our solutions provide world-class enterprise planning and BI software and services to help companies plan, understand and manage financial and operational performance.

Cognos brings together technology, analytical applications, best practices, and a broad network of partners to give customers a complete performance system. The Cognos performance system is an open and adaptive solution that leverages an organization’s ERP, packaged applications, and database investments. It gives customers the ability to answer the questions – How are we doing? Why are we on or off track? What should we do about it? – and enables them to understand and monitor current performance while planning future business strategies.

Cognos serves more than 23,000 customers in more than 135 countries. Cognos performance management solutions and services are also available from more than 3,000 worldwide partners and resellers.

Our revenue is derived primarily from the licensing of our software and the provision of related services for BI and PM solutions. These related services include product support, education, and consulting. We generally license software and provide services subject to terms and conditions consistent with industry standards. For an annual fee, customers may contract with us for product support services, which include product and documentation enhancements, as well as tele-support and web-support.

2007 OVERVIEW

In fiscal 2007, we delivered very strong financial results. This solid performance validated our strategic product vision and our focus on operational execution. In its first full year of general availability, Cognos 8 BI became our fastest growing product ever and, coupled with changes in our sales model implemented early in the year, we experienced double-digit software license revenue growth, driving record total revenue and cash flows. With the most recent version of Cognos 8 BI released in February 2007 and a continuing focus on performance, quality and execution, we expect to build upon this success in fiscal 2008.

On March 1, 2006, we adopted FAS 123R. FAS 123R requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value and to recognize such costs in the statement of income. As a result of the adoption of FAS 123R, our operating income, net income, and earnings per share have been significantly impacted. We have elected the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FASB Statement No. 123, Accounting for Stock-based Compensation (“FAS 123”), the predecessor to FAS 123R. See Note 1 of the Condensed Notes to the Consolidated Financial Statements.

Operating Performance

Total revenue for fiscal 2007 was $979.3 million, up 12% from $877.5 million in fiscal 2006. The increase in total revenue for fiscal 2007 is attributable to solid growth in license, support, and services revenue. License revenue was $376.2 million in fiscal 2007, up 10% compared to $343.2 million last fiscal year. The increase in license revenue was due primarily to strong demand for Cognos 8 BI and our ability to execute on large sales opportunities.

We signed 59 contracts in excess of one million dollars during fiscal 2007, compared to 40 in our last fiscal year. The number of contracts greater than $200,000 and $50,000 grew 13% and 11%, respectively, compared to last fiscal year. We believe that order size is an indication of enterprise–scale investment in our products by our customers which creates a foundation for future growth as it enables us to generate additional software licensing and ongoing maintenance renewals.

Net income for the year was $115.7 million or $1.28 per diluted share compared to net income of $108.6 million or $1.17 per diluted share last fiscal year. The increase in net income for fiscal 2007 was a result of our strong revenue performance which offset costs related to our margin improvement plan as well as increases in stock-based compensation and staff-related costs. In addition, foreign exchange rate fluctuations had a positive impact on our net income in fiscal 2007 as the strength of the euro and British pound favorably impacted revenue and offset the unfavorable impact on expenses of the Canadian dollar. Also contributing to the increase in net income was an increase in interest and other income.

Non-GAAP net income for the year was $159.9 million and non-GAAP net income per diluted share was $1.77 compared to Non-GAAP net income of $129.6 million and Non-GAAP net income per diluted share of $1.40 last year. This represents a growth in Non-GAAP net income of 23%. The Non-GAAP Measures presented herein, including non-GAAP net income, exclude the impact of stock-based compensation, the amortization of acquisition-related intangible assets, and restructuring charges. Management uses the Non-GAAP Measures to measure core operating performance in individual periods. Management’s use of the Non-GAAP Measures is further discussed in the section entitled “Discussion of Non-GAAP Financial Measures” and a reconciliation between the Non-GAAP Measures and the most closely related GAAP measures is included in the section entitled “Non-GAAP Financial Measures”.

Our balance sheet continues to be strong, ending fiscal 2007 with cash, cash equivalents, and short-term investments of $691.9 million, an increase of $140.9 million from the previous fiscal year.

Fiscal 2007 Strategic Actions

From a product perspective, Cognos 8 gained significant momentum in 2007, resulting in $238 million in revenues. To continue this momentum, we introduced several new product initiatives including the most recent release of Cognos 8, Cognos 8 version 2 which shipped in February 2007. We also introduced Cognos Go! Search, Mobile and Office, which enable customers more flexible access to their BI information and we enhanced our BI portfolio by acquiring Celequest Corporation (“Celequest”), a provider of operational dashboards.

Operationally, we changed our go to market strategy for Global Account management and transformed our services organization into a global practice-led organization. This has enabled us to improve our sales execution which has resulted in an increased number of large deals contributing to our record license and total revenues.

In September 2006, in order to streamline the organization and improve our operating margin on a long term basis, we implemented a restructuring plan, or “margin improvement plan”. We reduced our workforce by 6%, focused primarily on the elimination of certain management and non-revenue-generating positions. This action and the improved revenue performance discussed above resulted in improved operating margin in the fourth quarter of fiscal 2007 and we expect this improved margin performance to continue in fiscal 2008.

SEC Review

In July 2006, the Staff of the Division of Corporation Finance of the SEC (“the Staff”) completed its review of our Annual Report on Form 10-K for the period ended February 28, 2005. The Staff review related primarily to the manner in which we allocate revenue pursuant to Statement of Position No. 97-2 “Software Revenue Recognition” as amended by SOP No. 98-9 “Software Revenue Recognition With Respect to Certain Arrangements” (collectively “SOP 97-2”) for post-contract customer support (“PCS”) in multiple element arrangements that include PCS and license. In particular, the Staff analyzed our processes to establish vendor-specific objective evidence of the fair value for PCS in contracts for the purpose of allocating revenue to PCS and the license in such arrangements. On July 20, 2006 the Staff informed us that the Staff would not object to our revenue recognition policy under SOP 97-2.

Outlook for 2008

Overall, for fiscal 2008, we expect increased revenues and improved margins compared to fiscal 2007 on a consistent basis. After a year of solid financial performance in fiscal 2007, management believes that Cognos will leverage its operational changes to its business model and deliver improved operating margin performance.

We believe that we will maintain our leadership position in the BI market as Cognos 8 enters its second full year of general availability. We believe that the BI market remains strong and we have the most modern and comprehensive platform in the market.

We continue to experience a healthy market for our other products. In particular, our performance management business remains strong. Cognos 8 BI and Cognos Planning are the key components of our product strategy and we believe that the strength of these two products in the market will be significant contributors to our business. We will continue to focus on bringing innovative new products to market and we continue to develop new releases of our products.

The BI and performance management markets continue to be very competitive and we expect our competitors to continue to improve the performance of their current products and to introduce new products (or integrated products) or new technologies to compete with our strong product portfolio. In addition, the software market continues to consolidate by acquisition, as evidenced by the recent acquisition of Hyperion by Oracle, and larger software vendors, including ERP software vendors, may continue to expand their product offering into our markets creating stronger competitors.

INTERNAL CONTROLS AND CORPORATE GOVERNANCE

As at year end, we were able to report that our internal controls over financial reporting were effective in accordance with the pronouncements of Section 404 of the Sarbanes-Oxley Act (“SOX 404”).

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the timeliness and reliability of the information disclosed. During fiscal 2007, we continued to evaluate process and system improvement opportunities and implement solutions directed at (i) improving the efficiency of our processes and controls, (ii) identifying and implementing leading practices, and (iii) standardizing key processes and activities. To accomplish this, we focused on automation of key business processes and expanded the use of our own products. While we believe these changes were an improvement to our control environment and improved our financial operational efficiency, these were not considered material changes to internal controls. For additional information, refer to Item 9A “Controls and Procedures”.

Continuous improvement and monitoring of our business processes will likely identify other possible changes in the future. All of these efforts are aimed at effectively utilizing our available resources and having efficient and scalable processes in place in order to support our future growth.

RESULTS OF OPERATIONS

GAAP Operating Performance

($000s, except per share amounts)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Revenue	$979,264	$877,500	$825,531	11.6%	6.3%
Cost of revenue	214,480	173,125	150,700	23.9	14.9

Gross margin	764,784	704,375	674,831	8.6	4.4
Operating expenses	646,768	585,892	533,314	10.4	9.9

Operating income	$118,016	$118,483	$141,517	(0.4)	(16.3)

Gross margin percentage	78.1%	80.3%	81.7%
Operating margin percentage	12.1%	13.5%	17.1%

Net income	$115,697	$108,576	$121,474	6.6%	(10.6)%

Basic net income per share	$1.29	$1.20	$1.34

Diluted net income per share	$1.28	$1.17	$1.30

Total revenue for fiscal 2007 was $979.3 million, representing an increase of 12% over fiscal 2006. Total revenue for fiscal 2006 was $877.5 million, representing an increase of 6% over total revenue of $825.5 million in fiscal 2005. Net income for fiscal 2007 was $115.7 million and diluted net income per share was $1.28, compared to fiscal 2006 net income of $108.6 million and diluted net income per share of $1.17, and net income of $121.5 million and diluted net income per share of $1.30 for fiscal 2005. Basic net income per share was $1.29, $1.20, and $1.34 in fiscal years 2007, 2006, and 2005, respectively.

Gross margin for fiscal 2007 was $764.8 million, representing an increase of 9% over fiscal 2006. Gross margin for fiscal 2006 was $704.4 million, representing an increase of 4% over gross margin of $674.8 million in fiscal 2005. Gross margin percentage was 78.1% in fiscal 2007, as compared to 80.3% and 81.7% in fiscal 2006 and 2005, respectively. The decrease in gross margin percentage in fiscal 2007 is primarily attributable to low services margins experienced throughout the year. Also contributing to the lower gross margin percentage were restructuring costs resulting from the margin improvement plan which was implemented in the third quarter of the fiscal 2007.

Total operating expenses for fiscal 2007 were $646.8 million, representing an increase of 10% over fiscal 2006. Total operating expenses for fiscal 2006 were $585.9 million, representing an increase of 10% over total operating expenses of $533.3 million in fiscal 2005. Operating margin percentage was 12.1% in fiscal 2007, as compared to 13.5% and 17.1% in fiscal 2006 and 2005, respectively. The decrease in operating margin from fiscal 2006 to 2007 was the result of an increase in stock-based compensation costs as well as restructuring charges resulting from the margin improvement plan which was implemented in the third quarter of fiscal 2007. In addition, foreign currency fluctuations accounted for approximately two percentage points of the decrease in operating margin from 2006 to 2007. While foreign currency fluctuations increased revenues by 2%, they also increased expenses by 4%.

From fiscal 2005 to fiscal 2006, approximately two percentage points of the decrease in operating margin was attributable to foreign currency fluctuations with revenue declining 1% and costs increasing by 1% due to the impact of foreign exchange. Also contributing to the decrease was our under performance in license revenue while cost of revenue and operating expenses increased by 11% in total due to increases in staffing costs, costs associated with the Cognos 8 BI launch activities, and investment in sales force automation tools, training, and realignment. This was partially offset by the elimination of the annual management bonus expense as we did not meet the minimum threshold of operating performance in fiscal 2006. In order to take advantage of the Cognos 8 BI opportunity and our market opportunities surrounding BI standardization and the Office of Finance, we have continued to invest in personnel in customer facing positions and in research and development, as well as investing in our distribution channels.

The increase in net income was the result of strong license revenue performance in fiscal 2007 compared to fiscal 2006, as well as increases in interest and other income. These were offset by the factors mentioned above resulting in a modest increase in net income year over year. The decrease in net income for fiscal 2006 as compared to the previous fiscal year was the result of the factors mentioned above partially offset by an increase in interest and other income.

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

	2007 over 2006			2006 over 2005
	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change
Revenue	9.0%	2.6%	11.6%	7.4%	(1.1)%	6.3%
Cost of Revenue and Operating Expenses	10.2%	3.3%	13.5%	10.0%	1.0%	11.0%
Operating Income	1.5%	(1.9)%	(0.4)%	(6.7)%	(9.6)%	(16.3)%

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

(000s, except per share amounts)				Percentage Change From Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Non-GAAP Operating Income	$176,184	$144,638	$164,991	21.8%	(12.3)%
Non-GAAP Operating Margin	18.0%	16.5%	20.0%
Non-GAAP Net Income	$159,891	$129,624	$140,779	23.3	(7.9)
Non-GAAP Net Income per Diluted Share	$1.77	$1.40	$1.51

Non-GAAP operating margin for the year ended February 28, 2007 was 18.0% compared to 16.5% for the previous fiscal year. The increase in non-GAAP operating margin for the year is primarily attributable to the strong revenue performance and to the early effects of the margin improvement plan. Non-GAAP net income for the year was $159.9 million, compared to $129.6 million for the previous fiscal year. Non-GAAP net income per diluted share was $1.77 for fiscal 2007, compared to non-GAAP net income per diluted share of $1.40 last year. The increase in non-GAAP net income is primarily due to the strong revenue performance, the early effects of the margin improvement plan, and to an increase in interest and other income.

The following tables reflect the presented Non-GAAP results reconciled to GAAP results:

	Fiscal Year
	2007	2006	2005
Operating Income
GAAP Operating Income	$118,016	$118,483	$141,517
Plus:
Amortization of acquisition-related intangible assets	6,861	6,655	5,602
Stock-based compensation expense	24,594	19,500	17,872
Restructuring charge	26,713	—	—

Non-GAAP Operating Income	$176,184	$144,638	$164,991

Operating Margin Percentage
GAAP Operating Margin Percentage	12.1%	13.5%	17.1%
Plus:
Amortization of acquisition-related intangible assets	0.7	0.8	0.7
Stock-based compensation expense	2.5	2.2	2.2
Restructuring charge	2.7	—	—

Non-GAAP Operating Margin Percentage	18.0%	16.5%	20.0%

Net Income
GAAP Net Income	$115,697	$108,576	$121,474
Plus:
Amortization of acquisition-related intangible assets	6,861	6,655	5,602
Stock-based compensation expense	24,594	19,500	17,872
Restructuring charge	26,713	—	—
Less:
Income tax effect of amortization of acquisition-related intangible assets	(2,562)	(2,512)	(2,162)
Income tax effect of stock-based compensation expense	(5,099)	(2,595)	(2,007)
Income tax effect of restructuring charge	(6,313)	—	—

Non-GAAP Net Income	$159,891	$129,624	$140,779

Net Income per diluted share
GAAP Net Income per diluted share	$1.28	$1.17	$1.30
Plus:
Amortization of acquisition-related intangible assets	0.08	0.07	0.06
Stock-based compensation expense	0.27	0.21	0.19
Restructuring charge	0.29	—	—
Less:
Income tax effect of amortization of acquisition-related intangible assets	(0.03)	(0.02)	(0.02)
Income tax effect of stock-based compensation expense	(0.05)	(0.03)	(0.02)
Income tax effect of restructuring charge	(0.07)	—	—

Non-GAAP Net Income per diluted share	$1.77	$1.40	$1.51

Shares used in computing diluted net income per share	90,563	92,605	93,238

Percentage of Revenue Table

The following table sets out, for each fiscal year indicated, the percentage that each income and expense item bears to revenue, and the percentage change in the dollar amount of each item as compared to the prior fiscal year.

				Percentage Change from Fiscal
	Percentage of Revenue			2006 to 2007	2005 to 2006
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%	11.6%	6.3%
Cost of Revenue	21.9	19.7	18.3	23.9	14.9

Gross Margin	78.1	80.3	81.7	8.6	4.4

Operating Expenses
Selling, general, and administrative	51.5	52.5	50.7	9.5	10.1
Research and development	13.8	13.5	13.2	14.2	8.6
Amortization of acquisition-related intangible assets	0.7	0.8	0.7	3.1	18.8

Total operating expenses	66.0	66.8	64.6	10.4	9.9

Operating income	12.1	13.5	17.1	(0.4)	(16.3)
Interest and other income, net	2.5	2.0	0.8	45.1	161.2

Income before taxes	14.6	15.5	17.9	5.4	(8.4)

Income tax provision	2.8	3.1	3.2	0.6	1.7

Net income	11.8%	12.4%	14.7%	6.6%	(10.6)%

REVENUE
($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Product License	$376,211	$343,247	$362,958	9.6%	(5.4)%
Product Support	422,473	371,985	320,451	13.6	16.1
Services	180,580	162,268	142,122	11.3	14.2

Total Revenue	$979,264	$877,500	$825,531	11.6%	6.3%

Our total revenue was $979.3 million for fiscal 2007 as compared to $877.5 million in fiscal 2006, and $825.5 million in fiscal 2005. Our total revenue for fiscal 2007 was derived primarily from our suite of BI products, principally Cognos 8 BI, Cognos ReportNet, Cognos Planning, PowerPlay, Impromptu, and Cognos Controller. Contributing to a lesser extent were Cognos DecisionStream, Cognos Metrics Manager, Cognos Analytic Applications, Cognos Visualizer, Cognos Finance, NoticeCast, and Cognos Query. With the exceptions of Cognos Planning, Cognos Controller, Cognos Analytic Applications, and Cognos Finance, the functionality of all these products has now been combined on a single platform and as a single product in Cognos 8 and therefore we have experienced, and expect to continue to experience, a decline in license revenue from these products in the future offset by increased license revenue from Cognos 8. We will continue to license the other four products as stand-alone products.

We believe the growth in revenue in fiscal 2007 as compared to fiscal 2006 reflects the strength and depth of our product portfolio including the success of Cognos 8 BI in its first full year of availability, the performance of our sales organization and distribution channels, the strength of our customer relationships, and the quality of our support and services. This is evidenced by the increase in license revenue and our overall renewal rates on our support contracts. The appreciation of foreign currencies relative to the U.S. dollar also had a positive impact on our total revenue.

The increase in total revenue for fiscal 2006 can be attributed to an increase in product support and services revenue partially offset by a decrease in license revenue. We believe the decrease in license revenue in fiscal 2006 was due primarily to our inability to execute on large sales opportunities, primarily in the first nine months of the fiscal year, and the impact of customer anticipation of the release of our new BI platform, Cognos 8.

Foreign currencies had a positive 3% impact on our total revenue for fiscal 2007 as compared to a negative 1% impact in fiscal 2006.

The overall change in total revenue from our three revenue categories in fiscal 2007 was as follows: a 10% increase in product license revenue, a 14% increase in product support revenue, and an 11% increase in services revenue. The change for the same categories for fiscal 2006 was as follows: a decrease of 5%; increases of 16%, and 14%, respectively.

Industry Trends and Geographic Information

We believe that the growth in the BI market continues to be driven by three main factors: (1) a desire by enterprises to standardize on one BI platform, (2) investment in the Office of Finance driven by the increasing importance of compliance and transparency, and (3) a growing focus on PM.

First, we believe BI has become a leading priority within IT budgets as businesses try to leverage their investments in enterprise applications and expand the penetration of BI within their organizations. In particular, businesses are looking to standardize on one BI platform to reduce the number of platforms and vendors they support and better align their operations with their strategy. We believe that the breadth and depth of functionality of our BI offering make it the solution of choice.

Second, there is increased investment in systems within the Office of Finance of most enterprises driven by our customers’ continued focus on compliance and transparency. Organizations are looking to replace spreadsheet-based applications and legacy systems with single instance planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, these organizations are looking to extend these solutions beyond compliance to achieve best practices, specifically in the area of rolling plans, planning standardization, and reduced time to close. This focus allows the Office of Finance to extend beyond managing pure financial goals and towards overall performance goals and PM. We believe that our planning and consolidation products help improve the accuracy, transparency, and timeliness of financial information. For this reason, we believe, we are seeing increased demand for these products.

Finally, PM is a growing segment in the software industry. It blends BI with planning, budgeting, and scorecarding to provide management performance visibility and to support the corporate decision-making process. We believe that our market-leading BI, planning, consolidation, and scorecarding products deliver a complete PM solution. These separate agendas provide multiple entry points into a PM solution that are appealing to both the finance and operational segments of enterprises. Our single platform for BI differentiates us from our competition by enabling enterprises to easily integrate new and existing IT assets into their PM plan.

We believe these trends are leading to the increase in the number of large customer contracts that we are experiencing, an increase in enterprise-wide deployment of BI products, and a strengthening of our relationships with some of the world’s largest companies, and with our strategic partners. Our solid execution on large contracts contributed to strong license revenue performance in fiscal 2007. We expect the trend towards larger contracts to continue as a result of the growing demand for standardization and the deepening strategic importance of performance management within our customers’ businesses. While we are becoming involved in more and more of these larger contracts, small and medium-sized contracts continue to be important contributors to our success.

We believe that order size is an indication of enterprise–scale investment in our products by our customers which creates a foundation for future growth. We use the following summary of key revenue indicators to track order size:

Key Revenue Indicators

	Fiscal Year
	2007	2006	2005
Orders (License, Support, Services)
Transactions greater than $1 million	59	40	48
Transactions greater than $200,000	663	585	535
Transactions greater than $50,000	3,790	3,400	3,148
Average selling price (License orders only) ($000s)
Greater than $50,000	$197	$175	$187

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

Revenue by Geography ($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
The Americas	$569,300	$507,839	$477,763	12.1%	6.3%
EMEA	332,048	294,504	276,394	12.7	6.6
Asia/Pacific	77,916	75,157	71,374	3.7	5.3

Total	$979,264	$877,500	$825,531	11.6%	6.3%

This table sets out, for each fiscal year indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Fiscal Year
	2007	2006	2005
The Americas	58.1%	57.9%	57.9%
EMEA	33.9	33.6	33.5
Asia/Pacific	8.0	8.5	8.6

Total	100.0%	100.0%	100.0%

The growth rates of our revenue in EMEA, Asia/Pacific, and in the Americas can be affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	2007 over 2006			2006 over 2005
	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth
The Americas	11.4%	0.7%	12.1%	5.1%	1.2%	6.3%
EMEA	6.6%	6.1%	12.7%	11.8%	(5.2)%	6.6%
Asia/Pacific	2.1%	1.6%	3.7%	5.6%	(0.3)%	5.3%
Total	9.0%	2.6%	11.6%	7.4%	(1.1)%	6.3%

Growth excluding foreign exchange is a non-GAAP measure. We disclose this non-GAAP measure of revenue growth to provide greater insight into our ongoing operating performance without the impact of foreign exchange. Non-GAAP measures should not be considered an alternative to measurements required by accounting principles generally accepted in the United States. Non-GAAP measures are unlikely to be comparable to non-GAAP information provided by other issuers.

In fiscal 2007, the Americas and EMEA experienced strong revenue growth. The Americas had the strongest performance in local currency in fiscal 2007. The strength in the euro and British pound resulted in strong foreign exchange fluctuations, which accounted for almost half of EMEA’s revenue growth. Foreign exchange fluctuations in Asia/Pacific contributed significantly to its modest growth in the year.

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

PRODUCT LICENSE REVENUE

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Product license revenue	$376,211	$343,247	$362,958	9.6%	(5.4)%
Percentage of total revenue	38.4%	39.1%	44.0%

Total product license revenue was $376.2 million, $343.2 million, and $363.0 million in fiscal 2007, 2006, and 2005, respectively, and accounted for 38% of our revenue for fiscal 2007 as compared to 39% in fiscal 2006 and 44% in 2005. We believe the increase in license revenue was due primarily to our ability to execute on large sales opportunities, and to general availability of our Cognos 8 BI platform.

With regards to execution on large sales opportunities, as our products and technology have become more strategic to many of our customers, coupled with a desire in certain customer segments to standardize on a single BI vendor, we did see a change in customer behavior in fiscal 2006. In fiscal 2007 we adapted our business model to address the change in selling and approval cycles, and as a result, delivered 10% license growth compared to fiscal 2006.

The breadth of our solution is allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships represent a significant asset as approximately 72%, 70%, and 65% of our license revenue came from existing customers in fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

We license our software through our direct sales force and third party channels including, resellers, value-added resellers, and OEMs. Total product license revenue from direct sales was $267.2 million in fiscal 2007, compared to $252.1 million in fiscal 2006 and $270.6 million in fiscal 2005. Direct sales accounted for approximately 71% of our license revenue for fiscal 2007, 73% for fiscal 2006, and 75% for fiscal 2005.

We believe that a direct sales force is an effective way of building long-term relationships with our customers. In addition, as enterprise-wide deployments become larger and more strategic, we believe that our relationships with systems integrators will help us succeed in the large enterprise market as the role of systems integrators in large standardization opportunities is increasing. We will continue to commit management time and financial resources to developing relationships with systems integrators. We are also investing resources into developing our direct and indirect sales and support channels in order to have coverage in every desirable market.

PRODUCT SUPPORT REVENUE

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Product support revenue	$422,473	$371,985	$320,451	13.6%	16.1%
Percentage of total revenue	43.1%	42.4%	38.8%

Product support revenue was $422.5 million, $372.0 million, and $320.4 million in fiscal 2007, 2006, and 2005, respectively. Product support revenue accounted for 43% of our total revenue for fiscal 2007, compared to 42% in fiscal 2006 and 39% in fiscal 2005. The increase in both fiscal 2007 and 2006 was the result of the strong rate of renewal of support contracts and the expansion of our customer base. Exchange rate fluctuations had a 3% impact on product support revenue in fiscal 2007 and a minimal impact in fiscal 2006.

SERVICES REVENUE

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Services revenue	$180,580	$162,268	$142,122	11.3%	14.2%
Percentage of total revenue	18.5%	18.5%	17.2%

Our services revenue includes revenue from education, consulting, and other services and was $180.6 million, $162.3 million, and $142.1 million in fiscal years 2007, 2006, and 2005, respectively. Services revenue accounted for 19% of our total revenue for both fiscal 2007 and fiscal 2006, and 17% in fiscal 2005. The increase in services revenue in fiscal 2007 is primarily attributable to an increase in consulting revenue as we moved more towards large enterprise-wide deployments and financial applications-based software. The increase in absolute dollars in fiscal 2006 was also attributable to increases in consulting revenues resulting from large deployments. Exchange rate fluctuations had a 2% impact in fiscal 2007 and minimally impacted services revenue in fiscal 2006.

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

COST OF REVENUE

COST OF PRODUCT LICENSE

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Cost of product license	$6,783	$6,297	$3,025	7.7%	108.2%
Percentage of product license revenue	1.8%	1.8%	0.8%

Product license costs in fiscal 2007 were $6.8 million compared to $6.3 million in fiscal 2006 and $3.0 million in fiscal 2005. Product license costs represented 2% of product license revenue for both fiscal 2007 and fiscal 2006, and 1% for fiscal 2005.

The cost of product license consists primarily of royalties for technology licensed from third-parties as well as the cost of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from Fiscal
	2006 to 2007	2005 to 2006
Royalty cost	$343	$3,298
Materials & distribution cost	140	60
Other	3	(86)

Total year-over-year change	$486	$3,272

The increase in fiscal 2007 from fiscal 2006 was due primarily to increases in royalties related to suppliers whose technology is embedded in our product offering and to increases in cost of materials and distribution resulting from strong product license revenue performance.

The increase in fiscal 2006 from fiscal 2005 was due primarily to increases in royalties related to suppliers whose technology is embedded in our product offering.

COST OF PRODUCT SUPPORT

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Cost of product support	$46,770	$36,911	$33,325	26.7%	10.8%
Percentage of product support revenue	11.1%	9.9%	10.4%

The cost of product support was $46.8 million, $36.9 million, and $33.3 million in fiscal years 2007, 2006, and 2005, respectively. These costs represented 11% of product support revenue in fiscal 2007, and 10% in both fiscal 2006 and fiscal 2005.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third-parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change From Fiscal
	2006 to 2007	2005 to 2006
Staff related costs	$4,106	$2,770
Computer-related costs	2,309	1,037
Direct selling	1,259	(823)
Royalties	144	600
Restructuring	1,339	—
Other	702	2

Total year-over-year change	$9,859	$3,586

The increase in the cost of product support in fiscal 2007 from 2006 was primarily attributable to increases in staff-related costs and computer-related costs incurred to service our growing customer base. The average number of employees within the support organization increased 9% from the previous year. Also contributing to the increase in cost of product support were the restructuring costs resulting from the margin improvement plan, as well as increases in direct selling costs and other costs which include travel and subcontractor costs.

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

Foreign currency fluctuations relative to the U.S. dollar increased cost of product support by approximately 5% and 3% in fiscal 2007 and fiscal 2006, respectively.

COST OF SERVICES

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Cost of services	$160,927	$129,917	$114,350	23.9%	13.6%
Percentage of services revenue	89.1%	80.1%	80.5%

The cost of services was $160.9 million, $129.9 million, and $114.4 million in fiscal 2007, 2006, and 2005, respectively. These costs represented 89% of services revenue in fiscal 2007, and 80% in both fiscal 2006 and fiscal 2005.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from Fiscal
	2006 to 2007	2005 to 2006
Staff related costs	$11,624	$5,279
Services purchased externally	7,602	8,129
Travel and living	3,096	1,804
Restructuring	5,181	—
Other	3,507	355

Total year-over-year change	$31,010	$15,567

The increase in cost of services in fiscal 2007 was primarily attributable to increases in staff related costs, restructuring costs resulting from the margin improvement plan, and services purchased externally. The increase in cost of services in fiscal 2006 was primarily attributable to staff related costs and services purchased externally. Subcontractors are currently an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we continue to hire new employees in this area, we intend to supplement our skills by engaging subcontractors. The average number of employees within the services organization increased 5% and 18% in fiscal 2007 and fiscal 2006, respectively. Also contributing to the increase in cost of services in fiscal 2007 were travel and living expenses, as well as other costs which include recruiting fees, staff development and direct selling costs. The unfavorable effect of fluctuations of foreign currencies increased costs by 3% in fiscal 2007 and had minimal impact on cost of services in fiscal 2006.

We continue to invest in professional services as we believe the availability and positioning of services is a key factor in the timing, closure, and success for large transactions.

OPERATING EXPENSES

SELLING, GENERAL, AND ADMINISTRATIVE

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Selling, general, and administrative	$504,229	$460,447	$418,301	9.5%	10.1%
Percentage of total revenue	51.5%	52.5%	50.7%

Selling, general, and administrative (“SG&A”) expenses were $504.2 million, $460.4 million, and $418.3 million in fiscal 2007, 2006, and 2005, respectively. These costs were 51% of revenue in fiscal 2007, 52% in fiscal 2006, and 51% in fiscal 2005.

SG&A expenses include staff related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change from Fiscal
	2006 to 2007	2005 to 2006
Staff related costs	$27,451	$13,882
Professional services	4,631	3,880
Staff development	(119)	3,821
Travel & living	(442)	4,699
Services purchased externally	(612)	3,632
Marketing costs	(2,666)	1,755
Bad debt	(2,632)	3,480
Restructuring	15,254	—
Other	2,917	6,997

Total year-over-year change	$43,782	$42,146

The increase in SG&A expenses in fiscal 2007 was primarily the result of increases in staff-related expenses, restructuring costs and professional services. The increase in staff related costs is due to staff increases, increased stock-based compensation expense, increased commissions resulting from stronger results in fiscal 2007 compared to fiscal 2006, as well as the payment of management bonuses which were not awarded in fiscal 2006. The restructuring costs resulted from the margin improvement plan which was implemented in September 2006. The increase in professional services was related to legal and audit fees associated with the SEC review. The average number of employees within SG&A increased by 1% in fiscal 2007 compared to fiscal 2006. The increases described above were offset by a decrease in bad debt expense resulting from improved collection experience. Also offsetting the increased costs were decreases in marketing costs and travel and living costs which were higher in fiscal 2006 due to the Cognos 8 launch and the sales force automation activities.

The increase in SG&A expenses in fiscal 2006 was the result of increases in salaries partially offset by the elimination of certain management bonuses as we did not meet the minimum threshold of operating performance required to pay those bonuses. In addition, we incurred increased costs as a result of the Cognos 8 launch activities and investment in sales force automation tools, training and realignment. To take advantage of the Cognos 8 opportunity and our market opportunities arising from BI standardization and the Office of Finance, we continued to invest in personnel in customer facing positions, as well as investing in our distribution channels. The average number of employees within SG&A increased by 8% in fiscal 2006 compared to fiscal 2005.

Foreign currency exchange rate fluctuations had an unfavorable effect of 3% on SG&A expenses in fiscal 2007 and had minimal impact on these expenses in fiscal 2006.

RESEARCH AND DEVELOPMENT

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Research and development	$135,678	$118,790	$109,411	14.2%	8.6%
Percentage of total revenue	13.8%	13.5%	13.2%

Research and development (“R&D”) costs were $135.7 million, $118.8 million, and $109.4 million for fiscal 2007, 2006, and 2005, respectively. These costs represented 14% of revenue in both fiscal 2007 and fiscal 2006, and 13% in fiscal 2005.

R&D expenses are primarily staff related costs attributable to the design and enhancement of existing products, along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change from Fiscal
	2006 to 2007	2005 to 2006
Staff related costs	$ 8,321	$4,841
Services purchased externally	2,068	710
Facilities	(13)	236
Computers	(27)	822
Restructuring	4,825	—
Other	1,714	2,770

Total year-over-year change	$16,888	$9,379

The increase in fiscal 2007 was the result of increases in staff related costs due mostly to the earning of management bonuses which were not paid in fiscal 2006, as well as staff increases, increased restructuring costs resulting from the margin improvement plan and the increase of services purchased externally. The average number of employees within R&D increased by 2% in fiscal 2007 compared to fiscal 2006.

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

The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased R&D expenses by approximately 5% and 4% in fiscal 2007 and fiscal 2006, respectively, as a majority of our R&D activities are in Canada, the U.K. and Sweden.

Currently, we do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during fiscal 2007, 2006, or 2005. Costs were not deferred because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

During fiscal 2007, we continued to invest in our BI solutions which are the foundation of our performance management vision. We released Cognos 8 Business Intelligence (BI), version 8.2, the latest update of the Cognos 8 BI product, with improvements in performance and quality as well as new capabilities designed to increase our reach to more users in the enterprise. Cognos 8 BI provides coverage for production and business reporting, dashboarding, query, analysis, metrics management and interactive scorecarding, event management and data management on a modern, enterprise-class services-oriented architecture (“SOA”). With Cognos 8 BI, we believe our product portfolio is the most comprehensive and technologically advanced in the BI market. Since its initial release in fiscal 2006, our existing customers have used Cognos 8 BI for new applications and many new and existing customers are using Cognos 8 BI as their Business Intelligence standard.

In fiscal 2007, we announced Cognos 8 Go! Search, a BI search capability which enables users to quickly find relevant strategic enterprise information. We also introduced Cognos 8 Go! Mobile, a new BI solution that brings decision-support information directly to mobile device users. We continued to invest in our performance management applications. In January 2007, we acquired Celequest, a provider of dashboarding solutions based in Redwood City, California to extend the reach of the Cognos solution to include operational BI and in-memory capability.

We continue to strengthen the Cognos 8 platform and look for ways of extending its value. Also, we continue to develop our next PM solutions including the next releases of Cognos Planning and Cognos Controller which continue to add new functionality for the Office of Finance and will join the Cognos 8 platform with shared infrastructure and tight integration with Cognos 8 BI.

In the Performance Applications Solutions area, we released Cognos 8 Workforce Performance, a next-generation analytical application geared to helping organizations better manage and optimize their human capital assets. Development continues on the next release of Cognos Workforce Performance Applications as well as new analytical applications enabled by our Adaptive Application Framework.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Amortization of acquisition-related intangible assets	$6,861	$6,655	$5,602	3.1%	18.8%

Amortization of acquisition-related intangible assets was $6.9 million, $6.7 million, and $5.6 million for fiscal 2007, 2006, and 2005, respectively.

The change in amortization of intangible assets is shown below:

($000s)	Year-over-year Change from Fiscal
	2006 to 2007	2005 to 2006
Increased amortization due to new intangibles	$206	$1,053
Decreased amortization due to fully amortized intangibles	—	—

Total year-over-year change	$206	$1,053

The increase in this expense in fiscal 2007 was due to amortization of acquired technology and contractual relationships as a result of the acquisitions of Databeacon Inc. (“Databeacon”) and Digital Aspects Holding Ltd. (“Digital Aspects”) in August and September of 2005 respectively and of Celequest in January 2007.

The increase in this expense in fiscal 2006 was due to the amortization of acquired technology and contractual relationships resulting from the acquisitions of Frango AB (“Frango”) in September 2004 and Databeacon and Digital Aspects in September 2005.

INTEREST AND OTHER INCOME, NET

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Interest and other income, net	$24,903	$17,163	$6,571	45.1%	161.2%

Interest income was earned on our cash, cash equivalents, and short-term investments and interest expense related primarily to interest incurred on various transactions occurring throughout the year. Net interest and other income were $24.9 million, $17.2 million, and $6.6 million in fiscal years 2007, 2006, and 2005, respectively.

The change in net interest and other income is as follows:

($000s)	Year-over-year Change From Fiscal
	2006 to 2007	2005 to 2006
Increase in interest revenue	$11,793	$8,501
Gain (loss) on foreign exchange	(3,719)	3,069
Ineffective portion of cash flow hedges	48	(812)
Increase in interest expenses	(382)	(166)

Total year-over-year change	$7,740	$10,592

The increase in interest revenue in fiscal 2007 was primarily attributable to an increase in the average yield on investments as well as an increase in the average portfolio size as compared to last year. This was offset by losses on foreign exchange.

The increase in interest revenue in fiscal 2006 was primarily attributable to an increase in the average yield on investments as well as an increase in the average portfolio size as compared to the prior fiscal year. Also contributing to the increase in net interest and other income were gains on foreign exchange partially offset by the amortization of the premium on our cash flow hedges as compared to last fiscal year.

INCOME TAX PROVISION

($000s)				Percentage Change from Fiscal
	Fiscal Year			2006 to 2007	2005 to 2006
	2007	2006	2005
Income tax provision	$27,222	$27,070	$26,614	0.6%	1.7%
Effective tax rate	19.0%	20.0%	18.0%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions.

In fiscal 2007, we recorded an income tax provision of $27.2 million on $142.9 million of pre-tax income, representing an effective income tax rate of 19%.

In fiscal 2006, we recorded an income tax provision of $27.1 million on $135.6 million of pre-tax income, representing an effective income tax rate of 20%. Our effective tax rate for fiscal 2006 was lower than anticipated due to the recognition of benefits resulting from a tax court decision that allowed us to claim investment tax credits (“ITCs”) on stock-based compensation for research and development personnel relating to fiscal years 2004 and 2005 and other tax adjustments.

In fiscal 2005, we recorded an income tax provision of $26.6 million on $148.1 million of pre-tax income, representing an effective income tax rate of 18%. Our effective tax rate for fiscal 2005 was lower than anticipated as a result of a favorable geographic mix of earnings and favorable tax adjustments relating to various tax audits and prior year tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

($000s, except DSO)			Percentage Change from Fiscal
	2007	2006	2006 to 2007
Cash and cash equivalents	$376,762	$398,634	(5.5)%
Short-term investments	315,131	152,368	106.8

Cash, cash equivalents, and short-term investments	$691,893	$551,002	25.6
Working capital	488,482	419,437	16.5
Net cash provided by (used in):
Operating activities	230,998	126,759	82.2
Investing activities	(190,952)	(34,901)	*
Financing activities	(63,801)	(65,913)	(3.2)
Days sales outstanding (DSO)	70	77

*	not meaningful

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

As of February 28, 2007, we held $691.9 million in cash, cash equivalents, and short-term investments, an increase of $140.9 million from February 28, 2006. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper, term deposits, banker’s acceptances and bearer deposit notes issued by major international banks, and corporate debt guaranteed by a Canadian chartered bank. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper, corporate bonds, bearer deposit notes and government securities.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from year to year depending on the renewal terms of our investments.

WORKING CAPITAL

Working capital represents our current assets less our current liabilities. As of February 28, 2007, working capital was $488.5 million, an increase of $69.0 million from February 28, 2006. The increase can be attributed to higher levels of cash, cash equivalents, and short-term investments, as a result of the net income for the year. This is partially offset by increased salaries, commissions and bonus accruals resulting from the earning of management bonuses, as well as the increase in deferred revenue.

Days sales outstanding (“DSO”) was 70 days at February 28, 2007 as compared to 77 days as at February 28, 2006. We calculate our DSO ratio based on ending accounts receivable balances and quarterly revenue. Traditionally, our DSO is seasonally high in the fourth quarter as a large number of our support contracts are renewed in this period.

LONG-TERM LIABILITIES

As at February 28, 2007 and February 28, 2006, we had no long-term liabilities.

CASH PROVIDED BY OPERATING ACTIVITIES

Cash provided by operating activities (after changes in non-cash working capital items) for fiscal 2007 was $231.0 million, an increase of $104.2 million compared to the prior fiscal year. This increase is primarily attributable to increases in accrued salaries, commissions, and related items, and income taxes payable.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities was $191.0 million for fiscal 2007, an increase in investment of $156.1 million compared to the prior fiscal year. The investing activity in fiscal 2007 related primarily to the purchase of short-term investments, which exceeded the proceeds on maturity of short-term investments by $160.3 million. We also purchased $18.7 million of fixed assets and acquired Celequest for $10.5 million. In fiscal 2006, the investing activity related primarily to fixed assets purchases of $21.8 million as well as the acquisition of Databeacon and Digital Aspects for $4.5 million. In addition, purchases of short-term investments exceeded the proceeds on maturity of short-term investments by $7.8 million. The fixed asset additions in both fiscal years related primarily to computer equipment and software, office furniture, and leasehold improvements.

ACQUISITIONS

Fiscal 2007

In January 2007, we acquired Celequest, a provider of operational business intelligence solutions based in Redwood, California. We purchased Celequest primarily to enhance our performance management solutions with Celequest’s innovation in real-time information monitoring and self-service dashboard creation.

The purchase consideration for Celequest was approximately $10.5 million paid in cash. Direct costs associated with the acquisition were approximately $0.4 million.

The purchase of Celequest did not involve the write-off of any in-process research and development.

Of the total purchase price, $2.0 million was allocated to intangible assets, subject to amortization. Of this amount, $1.5 million was allocated to acquired technology and $0.5 million was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for both the acquired technology and the contractual relationships is five years. The weighted average amortization for these intangible assets acquired is five years. The fair values of these intangible assets were assigned using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The amortization periods were determined using the estimated economic useful life of the asset. In the allocation of purchase price, $9.4 million was assigned to goodwill.

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

Fiscal 2005

On September 29, 2004, we completed a tender offer for the shares of Frango, a Swedish public company based in Stockholm having global operations. Frango specialized in consolidation and financial reporting solutions. We acquired Frango primarily to add Frango’s consolidation and financial reporting software to our product suite and also to access Frango’s workforce and distribution channels in Europe and Asia, all part of our broader strategy to lead the PM market. The acquisition of Frango further strengthened our product offering to the Office of Finance, a key entry point with our customers. The aggregate purchase consideration was $53.1 million paid in cash. Direct costs associated with the acquisition were $1.9 million.

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

CASH USED IN FINANCING ACTIVITIES

Cash used in financing activities was $63.8 million for fiscal 2007, a decrease of financing of $2.1 million compared to the prior fiscal year. Our financing activities for both fiscal years involved the repurchase of our own shares in the open market, and the issuance of shares pursuant to our stock purchase plan and the exercise of stock options. We issued 3,044,000 shares for proceeds of $82.4 million during fiscal 2007, compared to 1,338,000 common shares for proceeds of $32.5 million during fiscal 2006.

We repurchased shares on the open market under a normal course issuer bid and shares are purchased by a trustee under our restricted share unit plan. During fiscal 2007, we repurchased 3,145,000 shares for a total consideration of $125.1 million under the normal course issuer bid and the trustee purchased 580,000 shares for $21.2 million under the restricted share unit plan. Comparatively, in fiscal 2006, we repurchased 2,582,000 shares for a total consideration of $97.5 million under the normal course issuer bid and the trustee purchased 25,000 shares for $0.9 million under the restricted share unit plan.

Purchases made under the normal course issuer bid are part of distinct open market share repurchase plans through The Nasdaq Global Select Market and The Toronto Stock Exchange. The bid has historically been adopted in October of each year and runs for one year. The October 2006 bid allows the Corporation to purchase no more than 8,000,000 issued and outstanding shares of the Corporation not to exceed $200 million. The bid does not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq Global Select Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. We cancel all shares repurchased under the bid. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary. (See Note 11 of the Notes to the Consolidated Financial Statements.)

CONTRACTS AND COMMITMENTS

We have an unsecured credit facility, subject to annual renewal. The credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $27.0 million (U.S. $20.0 million), subject to certain covenants. As of February 28, 2007 and February 28, 2006, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization. Annual payments on these leases were approximately $24.3 million in fiscal 2007. Commitments related to the operating leases over the next five years and thereafter are disclosed in Note 8 of the Notes to the Consolidated Financial Statements.

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

During fiscal 2005, we entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As of February 28, 2007, we had cash flow hedges in respect of this intercompany loan, maturing on January 14, 2008, to exchange the U.S. dollar equivalent of $68.2 million in foreign currency. At February 28, 2007, we had an unrealized loss of $4.7 million on these hedge contracts.

We may enter into foreign exchange contracts for specific transactions that we choose not to designate as a hedge for accounting purposes. We carry these forward exchange contracts at fair value with any gain or loss included in income. At February 28, 2007, we had seven such contracts outstanding to exchange the U.S. dollar equivalent of $26.8 million. We entered into these contracts to hedge non-functional currency intercompany receivables and loans. The estimated fair value of these hedge contracts at February 28, 2007 was not material.

In the third quarter of fiscal 2007, we implemented our margin improvement plan which reduced our global workforce by 6% or 204 personnel, focused primarily on management and non-revenue-generating positions. We continue to increase our investment in customer facing resources. We substantially completed the activities relating to the plan within fiscal year 2007. As part of this plan, and in accordance with FASB Statement No. 141, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), we have incurred $26.7 million in total pre-tax restructuring charges this year, $26.4 million of which will be paid in cash. The remaining $0.3 million in pre-tax charges are expected to be non-cash expenses resulting primarily from employee termination costs related to stock-based compensation costs.

In connection with the acquisition of Frango in fiscal year 2005, we undertook a restructuring plan in conjunction with the business combination. The restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. At February 28, 2007, the total cash payments remaining in relation to the accrual were $0.1 million. The remaining accrual is included in the balance sheet as accrued liabilities. These outstanding balances for the lease payments will be paid over the lease term unless settled earlier.

The following table summarizes our outstanding cash commitments as of February 28, 2007:

($000s)	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt	$—	$ —	$—	$—	$ —
Capital leases	—	—	—	—	—
Operating leases	89,872	23,142	48,140	10,185	8,405
Purchase obligations	49,643	37,077	12,566	—	—
Other long-term liabilities	—	—	—	—	—

Total outstanding cash commitments	$139,515	$60,219	$60,706	$10,185	$8,405

Purchase obligations include agreements above $100,000 to purchase goods and services that are enforceable and legally binding. They do not include agreements that are cancelable without penalty. Retirement contributions are not included in this schedule. In fiscal 2007, we contributed $13.2 million to various retirement plans around the world for our employees. We estimate that we will contribute a similar amount annually in future years.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the U.S. Sensitivity analysis is used to measure our interest rate risk. For the fiscal year ending February 28, 2007, a 100 basis-point adverse change in interest rates would have had a $0.05 impact on diluted earnings per share and would not have had a material effect on our consolidated financial position or cash flows.

FOREIGN CURRENCY RISK

We operate internationally, accordingly, a substantial portion of our business is conducted in and our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We typically have entered into foreign exchange forward contracts to manage our exposures. The forward contracts have typically been between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of February 28, 2007, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately two percent.

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

We sell off-the-shelf software generally bundled with PCS and, on occasion, services in multiple-element arrangements. SOP 97-2 requires that judgment be applied to distinguish whether multiple elements in an arrangement can be treated as separate accounting units. In order to account separately for the services element of an arrangement that includes both product license and services, the services (a) must not be essential to the functionality of any other element of the transaction and (b) must be stated separately such that the total price of the arrangement can be expected to vary as a result of the inclusion or exclusion of the services. If these two criteria are not met, the entire arrangement is accounted for using the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. While the service element must be stated separately, the service element does not have to be priced separately in the contract in order to separately account for the services as a separate element of the transaction.

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

•

Delivery has occurred: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to download the licensed program. Our typical end user license agreement does not include customer acceptance provisions. We recognize revenue from resellers in the same fashion as end user licenses unless fee payments are based upon the number of copies made or ordered. In cases where the fees are linked to the number of copies, revenue is recognized upon sell-through to the end customer based on the number of copies sold.

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

We recognize revenue for resellers, value added resellers, original equipment manufacturers, and strategic system integrators (collectively “resellers”) in a similar manner to our recognition of revenue for end users.

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

Under this standard, companies are required to account for stock-based transactions using a fair value method and recognize the expense in the consolidated statements of income. We previously accounted for stock-based compensation transactions using the intrinsic value method in accordance with APB 25 and provided the pro forma disclosures prescribed by FAS 123. Except for certain acquisition-related options, the exercise price of all stock options is equal to the closing market price of the stock on the trading day preceding the date of grant. Accordingly, with the exception of the acquisition-related compensation and awards granted under our deferred share and restricted share unit plans, no compensation cost had been recognized in the financial statements prior to fiscal 2007.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review our accounts receivable and use our judgment to assess the collectibility of specific accounts and, based on this assessment, an allowance is maintained for 100% of all accounts over 360 days and specific accounts deemed to be uncollectible. For those receivables not specifically identified as uncollectible, an allowance is maintained for 1.5% of those receivables at February 28, 2007. In order to determine the percentage used, we analyze, on an annual basis, the geographical aging of the accounts, the nature of the receivables (i.e. license, maintenance, consulting), our historical collection experience, and current economic conditions.

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

Impairment of Goodwill and Long-lived Assets - In accordance with SFAS 142, goodwill is subject to annual impairment tests, or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Corporation as a whole is considered one reporting unit. Quoted market prices in active markets are considered the best evidence of fair value. Therefore, the first step of our annual test is to compare the fair value of our shares on The Nasdaq Global Select Market to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value, we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. To date, we have not needed to perform the second step in testing goodwill impairment. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, among other items. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. For Cognos, FIN 48 became effective as of the beginning of fiscal year 2008. Pending further guidance from FASB, the Corporation expects to increase liabilities and decrease retained earnings by $15 million to $25 million due to the adoption of FIN 48 in the first quarter of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment to SFAS No’s 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The Corporation has adopted SFAS 158 in the fourth quarter of fiscal year 2007. The Corporation has determined that the adoption of SFAS 158 has not had a material impact on its consolidated results of operations and financial condition.

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

QUARTERLY RESULTS

The following table sets out selected unaudited consolidated financial information for each quarter in fiscal 2007 and fiscal 2006.

	Fiscal 2006				Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($000s, except per share amounts, U.S. GAAP)
Revenue	$200,075	$212,042	$212,254	$253,129	$217,040	$229,890	$247,799	$284,535
Cost of revenue	42,515	43,028	44,044	43,538	50,500	52,634	59,336	52,010

Gross margin	157,560	169,014	168,210	209,591	166,540	177,256	188,463	232,525

Operating expenses
Selling, general, and administrative	105,715	109,327	110,753	134,652	117,592	117,981	137,663	130,993
Research and development	29,765	29,520	28,287	31,218	33,279	33,869	36,436	32,094
Amortization of acquisition-related intangibles	1,637	1,637	1,684	1,697	1,701	1,702	1,701	1,757

Total operating expenses	137,117	140,484	140,724	167,567	152,572	153,552	175,800	164,844

Operating income	$20,443	$28,530	$27,486	$42,024	$13,968	$23,704	$12,663	$67,681

Net income	$20,372	$24,900	$24,010	$39,294	$14,538	$23,760	$16,543	$60,856

Net income per share
Basic	$0.22	$0.27	$0.27	$0.44	$0.16	$0.26	$0.19	$0.68

Diluted	$0.22	$0.27	$0.26	$0.43	$0.16	$0.26	$0.18	$0.67

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

Under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, the Corporation conducted an evaluation of the effectiveness of its Internal Control based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, also known as COSO. Based on this evaluation under the COSO framework, management concluded that the Corporation’s Internal Control over Financial Reporting was effective in providing reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as of February 28, 2007.

Management’s assessment of the effectiveness of the Corporation’s Internal Control as of February 28, 2007 has been audited by Ernst & Young LLP, the Corporation’s independent registered public accounting firm. Their attestation and report are included further on in this Item 8 of this Form 10-K.

/s/ Robert G. Ashe	/s/ Tom Manley
Robert G. Ashe	Tom Manley
President and Chief Executive Officer	Senior Vice President, Finance & Administration and Chief Financial Officer

March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Cognos Incorporated

We have audited the accompanying consolidated balance sheets of Cognos Incorporated as of February 28, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2007. Our audits also include the financial statement schedule listed in the Index at (a) 2 in Item 15. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognos Incorporated at February 28, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2007, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cognos Incorporated’s internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective March 1, 2007, the Corporation adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified retrospective transition method.

Ottawa, Canada	/s/ ERNST & YOUNG LLP
March 28, 2007	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Cognos Incorporated

We have audited management’s assessment, included in the accompanying “Report of Management on Financial Statements and Internal Controls over Financial Reporting”, that Cognos Incorporated maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cognos Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cognos Incorporated maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cognos Incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Cognos Incorporated and our report dated March 28, 2007 expressed an unqualified opinion thereon.

Ottawa, Canada	/s/ ERNST & YOUNG LLP
March 28, 2007	Chartered Accountants

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(US$000s except share amounts, U.S. GAAP)

		Years Ended the Last Day of February,
	Note	2007	2006	2005
Revenue
Product license		$376,211	$343,247	$362,958
Product support		422,473	371,985	320,451
Services		180,580	162,268	142,122

Total revenue		979,264	877,500	825,531

Cost of revenue
Cost of product license		6,783	6,297	3,025
Cost of product support		46,770	36,911	33,325
Cost of services		160,927	129,917	114,350

Total cost of revenue		214,480	173,125	150,700

Gross margin		764,784	704,375	674,831

Operating expenses
Selling, general, and administrative		504,229	460,447	418,301
Research and development		135,678	118,790	109,411
Amortization of acquisition-related intangible assets		6,861	6,655	5,602

Total operating expenses		646,768	585,892	533,314

Operating income		118,016	118,483	141,517
Interest and other income, net		24,903	17,163	6,571

Income before taxes		142,919	135,646	148,088
Income tax provision	10	27,222	27,070	26,614

Net income		$115,697	$108,576	$121,474

Net income per share	11
Basic		$1.29	$1.20	$1.34

Diluted		$1.28	$1.17	$1.30

Weighted average number of shares (000s)	11
Basic		89,674	90,564	90,517

Diluted		90,563	92,605	93,238

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(US$000s, U.S. GAAP)

	Note	February 28, 2007	February 28, 2006
Assets
Current assets
Cash and cash equivalents	9	$ 376,762	$ 398,634
Short-term investments	9	315,131	152,368
Accounts receivable	2	221,393	216,850
Income taxes receivable		2,274	1,363
Prepaid expenses and other current assets		29,724	31,978
Deferred tax assets	10	13,768	12,936

		959,052	814,129
Fixed assets, net	3	72,256	75,821
Intangible assets, net	4, 6	17,767	22,125
Other assets	9	5,642	6,096
Deferred tax assets	10	5,950	6,928
Goodwill	5, 6	232,094	225,709

		$1,292,761	$1,150,808

Liabilities
Current liabilities
Accounts payable		$ 36,970	$ 33,975
Accrued charges	6	36,628	30,799
Salaries, commissions, and related items	6	96,970	73,229
Income taxes payable		8,743	6,009
Deferred income taxes	10	6,363	4,118
Deferred revenue		284,896	246,562

		470,570	394,692
Deferred income taxes	10	30,751	30,344

		501,321	425,036

Commitments and Contingencies	6, 8
Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital (2007 – 89,725,774; 2006 – 89,826,706)	11	535,589	439,680
Treasury shares (2007 – 617,369; 2006 – 55,970)		(22,064)	(1,563)
Retained earnings		273,575	283,168
Accumulated other comprehensive income		4,340	4,487

		791,440	725,772

		$1,292,761	$1,150,808

(See accompanying notes)

On behalf of the Board:

/s/ John E. Caldwell	/s/ Renato Zambonini
John E. Caldwell, Director	Renato Zambonini, Chairman

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(US$000s except share amounts, U.S. GAAP)

	Common Shares and Additional Paid-in Capital		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares (000s)	Amount	Shares (000s)	Amount
Balances, February 29, 2004	89,903	$333,549	44	$(1,065)	$183,310	$(1,441)	$514,353

Issuance of stock
Stock option plans	2,236	43,633					43,633
Stock purchase plans	86	2,537					2,537
Stock-based compensation		17,872					17,872
Repurchase of shares	(1,154)	(2,752)			(39,983)		(42,735)
Income tax effect related to stock options		883					883
Restricted share unit plan
Repurchase of shares, net of release		(201)	2	(134)			(335)

	91,071	395,521	46	(1,199)	143,327	(1,441)	536,208

Net income					121,474		121,474
Other comprehensive income
Net loss on derivative instruments						(348)	(348)
Foreign currency translation adjustments						4,505	4,505

Comprehensive income					121,474	4,157	125,631

Balances, February 28, 2005	91,071	$395,521	46	$(1,199)	$264,801	$ 2,716	$661,839

Issuance of stock
Stock option plans	1,257	28,116					28,116
Stock purchase plans	81	2,777					2,777
Stock-based compensation		19,500					19,500
Repurchase of shares	(2,582)	(7,319)			(90,208)		(97,527)
Income tax effect related to stock options		1,611					1,611
Restricted share unit plan
Repurchase of shares, net of release		(526)	10	(364)			(890)

	89,827	439,680	56	(1,563)	174,593	2,716	615,426

Net income					108,575		108,575
Other comprehensive income
Net loss on derivatives						(1,141)	(1,141)
Foreign currency translation adjustments						2,912	2,912

Comprehensive income					108,575	1,771	110,346

Balances, February 28, 2006	89,827	$439,680	56	$(1,563)	$283,168	$ 4,487	$725,772

Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes		3,966			(9,959)		(5,993)

Adjusted Balances, March 1, 2006	89,827	$443,646	56	$(1,563)	$273,209	$ 4,487	$719,779

Issuance of stock
Stock option plans	2,956	79,395					79,395
Stock purchase plans	88	2,452					2,452
Stock-based compensation		19,912					19,912
Repurchase of shares	(3,145)	(9,726)			(115,331)		(125,057)
Income tax effect related to stock options		594					594
Restricted share unit plan
Repurchase of shares, net of release		(684)	561	(20,501)			(21,185)

	89,726	535,589	617	(22,064)	157,878	4,487	675,890

Net income					115,697		115,697
Other comprehensive income
Net loss on derivatives						1,016	1,016
Foreign currency translation adjustments						(1,163)	(1,163)

Comprehensive income					115,697	(147)	115,550

Balances, February 28, 2007	89,726	$535,589	617	$(22,064)	$273,575	$ 4,340	$791,440

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s, U.S. GAAP)

	Years Ended the Last Day of February
	2007	2006	2005
Cash flows from operating activities
Net income	$ 115,697	$ 108,576	$ 121,474
Non-cash items
Depreciation and amortization	30,407	29,362	26,384
Stock-based compensation	19,912	19,500	17,879
Deferred income taxes	7,622	5,197	(4,691)
Loss on disposal of fixed assets	326	521	413
Change in non-cash working capital
Decrease (increase) in accounts receivable	409	(30,245)	(23,734)
Increase in income tax receivable	(888)	(261)	(478)
Decrease (increase) in prepaid expenses and other current assets	3,501	(7,563)	(118)
Increase (decrease) in accounts payable	2,283	3,409	(5,900)
Increase (decrease) in accrued charges	4,898	(714)	(2,891)
Increase (decrease) in salaries, commissions, and related items	22,230	(16,168)	23,987
Increase (decrease) in income taxes payable	2,298	(15,461)	15,510
Increase in deferred revenue	22,303	30,606	32,313

Net cash provided by operating activities	230,998	126,759	200,148

Cash flows from investing activities
Maturity of short-term investments	602,211	450,727	330,716
Purchase of short-term investments	(762,489)	(458,543)	(311,689)
Additions to fixed assets	(18,711)	(21,840)	(17,516)
Additions to intangible assets	(1,497)	(1,125)	(977)
Decrease (increase) in other assets	50	426	(6,378)
Acquisition costs, net of cash and cash equivalents	(10,516)	(4,546)	(51,887)

Net cash used in investing activities	(190,952)	(34,901)	(57,731)

Cash flows from financing activities
Issue of common shares	82,441	32,504	47,053
Purchase of treasury shares	(21,185)	(890)	(335)
Repurchase of shares	(125,057)	(97,527)	(42,735)

Net cash provided by (used in) financing activities	(63,801)	(65,913)	3,983

Effect of exchange rate changes on cash	1,883	(5,659)	7,118

Net increase (decrease) in cash and cash equivalents	(21,872)	20,286	153,518

Cash and cash equivalents, beginning of period	398,634	378,348	224,830

Cash and cash equivalents, end of period	376,762	398,634	378,348
Short-term investments, end of period	315,131	152,368	144,552

Cash, cash equivalents, and short-term investments, end of period	$ 691,893	$ 551,002	$ 522,900

(See accompanying notes)

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Cognos Incorporated (the “Corporation”) is a global leader in business intelligence and performance management (“PM”) software solutions. The Corporation’s solutions help improve business performance by enabling planned performance management through the consistent reporting and analysis of data derived from various sources. The Corporation’s integrated solutions consist of a suite of business intelligence components, performance management solutions, and analytical applications. The Corporation’s customers can strategically apply these software solutions across the extended enterprise to address their need for PM. The solution for PM allows users to effectively manage the full business cycle with planning, budgeting, consolidation, reporting, analysis, and scorecarding functionality. The Corporation markets and supports these solutions both directly and through partners and resellers worldwide.

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

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Comprehensive Income

Comprehensive Income includes net income and other comprehensive income (“OCI”). OCI refers to changes in net assets from certain transactions and other events, and circumstances other than transactions with stockholders. These changes are recorded directly as a separate component of Stockholders’ Equity and excluded from net income. OCI includes the foreign currency translation adjustments for subsidiaries that do not use the U.S. dollar as their functional currency net of gains or losses on derivatives designated as a hedge of the net investment in foreign operations, the effective portion of cash flow hedges where the hedged item has not yet been recognized in income, and changes in the funded status of the defined benefits postretirement plan that has not yet been recognized in income. Tax effects of foreign currency translation adjustments pertaining to those subsidiaries are generally included in OCI.

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

The Corporation recognizes revenue for resellers in a similar manner to revenue for end users. The Corporation recognizes revenue on physical transfer of the master copy to the reseller if the license fee is a one-time up-front fixed irrevocable payment and all other revenue recognition criteria have been met. If there are multiple license fee payments based on the number of copies made or ordered, delivery occurs and revenue is recognized when the copies are licensed and delivered to an end user. It is the Corporation’s general business practice not to offer or agree to exchanges or returns with resellers. If a reseller is newly formed, undercapitalized or in financial difficulty, or if uncertainties about the number of copies to be sold by the reseller exist, revenue is deferred and recognized when cash is received if all other revenue recognition criteria have been met.

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

Intangible Assets

Intangible assets consist of acquired technology and contractual relationships associated with various acquisitions, as well as trademarks and patents.

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

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Deferred Software Development Costs

Development costs incurred internally in creating computer software to be sold, licensed, or otherwise marketed, are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research costs are expensed as incurred. For costs that are capitalized, the amortization is the greater of the amount calculated using either (i) the ratio that the appropriate product’s current gross revenues bear to the total of current and anticipated future gross revenues for that product, or (ii) the straight-line method over the remaining economic life of the product. Such amortization is recorded over a period not exceeding three years. The Corporation reassesses whether it has met the relevant criteria for continued deferral and amortization at each reporting date. The Corporation did not capitalize any costs of internally-developed computer software to be sold, licensed, or otherwise marketed, and recognized no amortization expense in fiscal 2007, 2006, and 2005.

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

Stock-Based Compensation

The Corporation adopted FASB Statement No. 123 (revised), Share-based Payment (“FAS 123R”) on March 1, 2006 to account for its stock option, stock purchase, deferred share, and restricted share unit plans. This standard addresses the accounting for stock-based payment transactions in which a corporation receives employee services in exchange for either equity instruments of the corporation or liabilities that are based on the fair value of the corporation’s equity instruments or that may be settled by the issuance of such equity instruments. Under this standard, companies are required to account for such transactions using a fair value method and recognize the expense over the requisite service period of the award in the consolidated statements of income.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The Corporation previously accounted for stock-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and provided the pro forma disclosures prescribed by FASB Statement No. 123, Accounting for Stock-based Compensation (“FAS 123”), the predecessor to FAS 123R. Except for certain acquisition-related options and the options discussed in Note 11 “Shareholder’s Equity - Impact of SAB 108”, the exercise price of all stock options is equal to the closing market price of the stock on the trading day preceding the date of grant. Accordingly, with the exception of certain acquisition-related compensation and awards granted under the Corporation’s deferred share and restricted share unit plans, no compensation cost had been recognized in the financial statements prior to fiscal 2007, under APB 25, the Corporation has elected the modified retrospective method of transition provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied on a basis consistent with the pro forma disclosures required in those periods by FAS 123.

In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107, Share-based Payment (“SAB 107”) regarding the application of FAS 123R. The Corporation has applied the provisions of SAB 107 in its adoption of FAS 123R.

The following tables set forth the increase (decrease) to the Corporation’s consolidated statements of income and balance sheets as a result of the adoption of FAS 123R for the years ended February 28, 2006 and 2005: (000s, except per share amounts)

	Impact of Change for Adoption of FAS 123R For the year ended
	February 28, 2006	February 28, 2005
Consolidated Statement of Income
Operating income	$(18,820)	$(17,138)
Net income	(16,226)	(15,130)
Net income per share (basic)	$(0.18)	$(0.17)
Net income per share (diluted)	$(0.18)	$(0.17)

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

Stock-based compensation expense recognized for the three fiscal years is as follows:

	2007	2006	2005
Compensation cost recognized
Cost of Product Support	$355	$505	$520
Cost of Services	766	897	1,048
Selling, General and Administrative	21,441	14,048	12,831
Research and Development	2,032	4,050	3,473

Total	24,594	19,500	17,872
Tax benefit recognized	(5,099)	(2,595)	(2,007)

Net Stock-based Compensation Cost	$19,495	$16,905	$15,865

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Stock Options

The fair value of the options granted after March 1, 2005 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted-average assumptions were used for options granted during the following periods:

	2007	2006	2005
Risk-free interest rates	4.2%	3.8%	3.2%
Expected volatility	39%	33%	51%
Dividend yield	0%	0%	0%
Expected life of options (years)	3.8	3.8	4.3

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

2. ACCOUNTS RECEIVABLE

Accounts receivable include an allowance for doubtful accounts of $5,586,000 and $7,565,000 as of February 28, 2007 and February 28, 2006, respectively.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

3. FIXED ASSETS

	2007		2006		Depreciation/ Amortization Rate
	Cost	Accumulated Depreciation and Amortization	Cost	Accumulated Depreciation and Amortization
	($000s)		($000s)
Computer equipment and software	$116,464	$ 96,657	$111,801	$ 90,960	33%
Office furniture	52,352	36,843	49,120	33,644	20 - 30%
Building and leasehold improvements	35,013	21,688	31,813	17,834	Life of improvement/ lease term
Land	1,015	—	1,043	—	—
Building	30,386	7,786	31,511	7,029	2.5 - 4%

	235,230	$162,974	225,288	$149,467

Accumulated depreciation and amortization	(162,974)		(149,467)

Net book value	$72,256		$75,821

Depreciation and amortization of fixed assets was $22,560,000, $21,888,000, and $20,152,000, in each of fiscal 2007, 2006, and 2005, respectively.

4. INTANGIBLE ASSETS

	2007		2006		Amortization Rate
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	($000s)		($000s)
Acquired technology	$43,107	$33,758	$41,611	$28,194	20%
Contractual relationships	10,154	4,609	9,654	3,328	12.5%
Trademarks and patents	7,217	4,344	5,724	3,342	20%

	60,478	$42,711	56,989	$34,864

Accumulated amortization	(42,711)		(34,864)

Net book value	$17,767		$22,125

During fiscal 2007, acquired technology and contractual relationships increased by $1,496,000 and $500,000, respectively, resulting from the acquisition of Celequest Corporation (“Celequest”). (See Note 6 “Acquisitions”). During fiscal 2006, acquired technology and contractual relationships increased by $1,192,000 and $46,000, respectively, resulting from the acquisitions of Databeacon Inc. (“Databeacon”) and Digital Aspects Holdings Ltd (“Digital Aspects”). Trademarks and patents increased by $1,493,000 and $1,127,000 in fiscal 2007 and 2006, respectively.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The amortization of trademarks and patents is included in selling, general, and administrative expenses and the amortization of acquired technology and contractual relationships is included in income as amortization of acquisition-related intangibles. The following table sets forth the allocations:

	2007	2006	2005
	($000s)
Amortization of acquisition-related intangibles	$6,861	$6,655	$5,602
Selling, general, and administrative expenses	986	819	630

Total	$7,847	$7,474	$6,232

The estimated amortization expense related to intangible assets in existence as at February 28, 2007, over the next five years is as follows: ($000s)

2008	$7,585
2009	4,051
2010	3,263
2011	2,360
2012	508

5. GOODWILL

There were net additions to goodwill of $6,385,000 and $4,219,000 during fiscal 2007 and 2006, respectively. The increase in fiscal 2007 was the result of the acquisition of Celequest, offset primarily by the utilization of tax losses related to the acquisition of Adaytum Inc. (“Adaytum”) of $2,000,000 and by the reductions to the estimated restructuring costs related to Frango AB (“Frango”) of $1,000,000. The increase in fiscal 2006 was the result of the acquisitions of Databeacon and Digital Aspects partially offset by adjustments to the estimated restructuring accrual adopted as a result of the acquisition of Frango (See Note 6 “Acquisitions”).

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The changes in goodwill for fiscal 2007 and 2006 are summarized below: ($000s)

	2007	2006
Beginning balance	$225,709	$221,490
Additions to goodwill related to current year acquisitions	9,420	5,471
Adjustments to goodwill from prior years acquisitions	(3,035)	(1,252)

Closing balance	$232,094	$225,709

In accordance with the pronouncements of SFAS 142, goodwill is not amortized but is subject to an annual impairment test. The Corporation has designated the beginning of its fiscal year as the date for the annual impairment test. The Corporation performed the required impairment tests of goodwill as of March 1, 2007 and 2006. Based on these tests, goodwill is not considered to be impaired.

6. ACQUISITIONS

Fiscal 2007 Acquisitions

In January 2007, the Corporation acquired Celequest, a provider of operational business intelligence solutions based in Redwood, California. The Corporation purchased Celequest primarily to enhance its performance management solutions with Celequest’s innovation in real-time information monitoring and self-service dashboard creation.

This acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”).

The purchase consideration for Celequest was approximately $10,583,000 paid in cash. Direct costs associated with the acquisition were approximately $400,000.

The purchase of Celequest did not involve the write-off of any in-process research and development.

Of the total purchase price, $1,996,000 was allocated to intangible assets, subject to amortization. Of this amount, $1,496,000 was allocated to acquired technology and $500,000 was allocated to contractual relationships. Neither intangible asset is expected to have any residual value. The amortization period for both the acquired technology and the contractual relationships is five years. The weighted average amortization for these intangible assets acquired is five years. The fair values of these intangible assets were assigned using the discounted cashflow method, which discounts the present value of the free cashflows expected to be generated by the assets. The amortization periods were determined using the estimated economic useful life of the asset.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

As part of this acquisition, the Corporation also established approximately $88,000 in deferred tax assets related to reserves resulting from the acquisition. These may be available to reduce taxes payable in future years. The Corporation has taken a full valuation allowance against these deferred tax assets as it does not believe they meet the more-likely-than-not criteria for recognition. Deferred taxes were not established for the acquired pre-acquisition losses of Celequest as the Corporation will make an election under IRC §338, which allows it to effectively treat the acquisition as a purchase of assets. Under this election, in lieu of utilizing these losses, the company is entitled to amortize the goodwill and other intangible assets acquired for tax purposes over a period of 15 years.

In the allocation of purchase price, $9,420,000 was assigned to goodwill. This represents the excess of the purchase price paid for Celequest over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with the Corporation’s accounting policy (see Note1 “Summary of Accounting Policies”).

In accordance with SFAS 141, the total consideration paid for these acquisitions was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below: ($000s)

Celequest Corporation
Assets acquired:
Cash	$ 67
Accounts receivable, net	215
Intangibles assets	1,996
Fixed assets	159
Deferred tax assets	88
Other assets	79

2,604

Liabilities assumed:
Accrued charges	1,319
Deferred revenue	88
Other Current Liabilities	34

1,441

Net assets acquired	1,163
Goodwill	9,420

Purchase price	$10,583

Purchase price consideration
Cash	$10,583

$10,583

The Corporation has elected not to disclose pro-forma results of operations as they are not material to the consolidated financial statements.

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

$5,552

While the purchase price allocation for these acquisitions has been finalized, pre-existing contingencies could result in a material adjustment to the acquisition cost allocation. The purchase price allocation may also change if deferred tax assets related to loss carryforwards are realized (See Note 10 “Income Taxes”).

The Corporation has elected not to disclose pro-forma combined results of operations as they are not material to the consolidated financial statements.

Fiscal 2005 Acquisitions

On September 29, 2004, the Corporation completed a tender offer for the shares of Frango, a Stockholm Sweden based company with global operations. Frango specialized in consolidation and financial reporting solutions. The Corporation acquired Frango primarily to add Frango’s consolidation and financial reporting software to its product suite and to expand the Corporation’s workforce and distribution channels in Europe and Asia, all part of the Corporation’s broader strategy to lead the PM market. The aggregate purchase consideration was approximately $53,088,000 paid in cash. Direct costs associated with the acquisition were approximately $1,941,000.

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

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

In accordance with SFAS 141, the total consideration paid for these acquisitions was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as follows: ($000s)

	Frango	Optima	Total
Assets acquired:
Cash	$3,382	$ 301	$3,683
Accounts receivable, net	8,444	907	9,351
Prepaid expenses	2,210	—	2,210
Fixed assets	639	74	713
Intangible assets	8,846	—	8,846

	23,521	1,282	24,803

Liabilities assumed:
Accrued charges	3,174	1,123	4,297
Deferred revenue	1,523	—	1,523
Other current liabilities	9,018	—	9,018
Restructuring	5,445	—	5,445
Deferred tax liabilities on intangibles	3,096	—	3,096

	22,256	1,123	23,379

Net assets acquired	1,265	159	1,424
Goodwill	51,823	2,323	54,146

Purchase price	$53,088	$2,482	$55,570

Cash	$53,088	$2,482	$55,570

The Corporation undertook a restructuring plan in conjunction with the acquisition of Frango. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Business Combination (“EITF 95-3”), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. This restructuring primarily related to involuntary employee separations of approximately 20 employees of Frango and accruals for vacating leased premises of Frango. The employee separations impacted all functional groups, primarily in Europe. The restructuring accrual is included on the balance sheet as accrued charges and salaries, commissions, and related items. All amounts excluding lease payments have been paid as at February 28, 2007. Outstanding balances for the lease payments will be paid over the lease term unless settled earlier. The Corporation does not believe that any unresolved contingencies, purchase price allocation issues, or additional liabilities exists that would result in a material adjustment to the acquisition cost allocation.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

($000s)	Employee separations	Other restructuring accruals	Total
Restructuring accrual	$ 3,103	$ 2,342	$ 5,445
Cash payments	(388)	(225)	(613)
Foreign exchange adjustment	198	144	342

Balance as at February 28, 2005	$ 2,913	$ 2,261	$ 5,174
Adjustments	(165)	(471)	(636)
Cash payments	(2,122)	(1,112)	(3,234)
Foreign exchange adjustments	(349)	(197)	(546)

Balance as at February 28, 2006	$ 277	$ 481	$ 758
Adjustments	(76)	(173)	(249)
Cash payments	(227)	(283)	(510)
Foreign exchange adjustments	26	43	69

Balance as at February 28, 2007	$ 0	$ 68	$ 68

The Corporation has elected not to disclose pro-forma combined results of operations as they are not material to the consolidated financial statements.

7. RESTRUCTURING ACTIVITIES

Fiscal 2007 Margin Improvement Plan

On September 7, 2006, in order to streamline the organization and improve its operating margin on a long term basis, the Corporation announced a restructuring plan. The plan included a reduction of 204 personnel or 6% of the Corporation’s global workforce, focused primarily on the elimination of redundant management and non-revenue-generating positions. The Corporation has completed the activities relating to the plan within the Corporation’s fiscal year 2007.

As part of this plan, and in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Corporation has incurred approximately $26,713,000 in total pre-tax charges. Substantially all of the pre-tax charges are one-time employee termination benefits and are included in the income statement in cost of support, cost of services, selling, general and administrative expenses or research and development expenses, depending on the employee’s job function. The cash related accrual is included on the balance sheet as salaries, commissions and related items and the effects of remeasurement of stock-based compensation are included in common shares and additional paid-in-capital. The Corporation expects all payments to be made by the end of its fiscal year 2009.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The following table sets forth the activity in the Corporation’s restructuring plan for the fiscal year ended February 28, 2007: ($000s)

	Employee separations	Stock-based compensation	Total per plan
Restructuring charges in the year	$ 26,414	$299	$ 26,713
Cash payments during the year	(17,666)	—	(17,666)
Foreign exchange adjustment	(1,166)	—	(1,166)

Balance as at February 28, 2007	$ 7,582	$299	$ 7,881

The restructuring charge incurred in the fiscal year was as follows:

($000s)	Year ended February 28, 2007
Cost of product support	$ 1,339

Cost of services	5,181
Selling, general and administrative	15,368

Research & development	4,825

Total restructuring charge	$26,713

8. COMMITMENTS AND CONTINGENCIES

Certain of the Corporation’s offices, computer equipment, and vehicles are leased under various terms. The annual aggregate lease expense in each of fiscal 2007, 2006, and 2005, was $24,280,000, $22,017,000, and $22,363,000, respectively.

The aggregate amount of payments for these operating leases, in each of the next five fiscal years and thereafter, is approximately as follows: ($000s)

2008	$23,142
2009	19,486
2010	15,881
2011	12,773
2012	10,185
Thereafter	8,405

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

9. FINANCIAL INSTRUMENTS

Long-Term Investment

During fiscal 2005, the Corporation acquired an interest in Composite Software, Inc. (“Composite”) for an aggregate amount of $4,611,000. This investment is accounted for using the cost method as it is less than 20% of the outstanding shares of Composite and is included in other assets on the balance sheet.

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

As of February 28, 2007, the Corporation had cash flow hedges, maturing on January 14, 2008 to exchange the U.S. dollar equivalent of $68,228,000 in foreign currency. As of February 28, 2006, the Corporation had cash flow hedges, with maturity dates between February 28, 2007 and January 14, 2008 to exchange the U.S. dollar equivalent of $68,602,000 in foreign currency. At February 28, 2007, the Corporation had an unrealized loss of $4,653,000 on these hedge contracts. At February 28, 2006, the Corporation had an unrealized gain of $2,434,000 on these hedge contracts.

The amounts recorded to net interest and other income with respect to the cash flow hedges were a net charge of $772,000, $640,000, and $24,000 in fiscals 2007, 2006 and 2005, respectively.

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

During fiscal 2005, all of the Corporation’s net investment hedges were effective and, as a result, no gains or losses from these hedges were included in income. The amount recorded to the cumulative translation adjustment account with respect to the net investment hedges was a net gain of $1,004,000 in fiscal 2005.

The Corporation did not have any net investment hedges at February 28, 2007 or February 28, 2006.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Other Derivative Financial Instruments

The Corporation may enter into foreign exchange contracts for specific transactions that it chooses not to designate as a hedge for accounting purposes. These forward exchange contracts are carried at fair value with any gain or loss included in income. At February 28, 2007, the Corporation had seven such contracts outstanding to exchange the U.S. dollar equivalent of $26,752,000. The contracts were entered into by various Cognos entities to hedge non-functional currency intercompany receivables and loans. At February 28, 2006, the Corporation had one foreign exchange contract outstanding that was recorded a fair market value with any gain or loss reported in income. The contract was to exchange the U.S. dollar equivalent of $2,720,000 and was entered into by the Corporation to offset the foreign exchange risk on a trade account receivable that was not in the functional currency of one of its subsidiaries. The estimated fair value of these hedge contracts at February 28, 2007 and 2006 was not material.

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

All the Corporation’s short-term investments as of February 28, 2007 and February 28, 2006 had maturity dates before the end of August of their respective years. The Corporation’s cash, cash equivalents, and short-term investments are denominated predominantly in U.S. dollars, British pounds, euros, and Canadian dollars.

The Corporation has an unsecured credit facility, subject to annual renewal. The credit facility permits the Corporation to borrow funds or issue letters of credit or guarantee up to an aggregate of Cdn $27,000,000 (U.S. $20,000,000), subject to certain covenants. As of February 28, 2007 and February 28, 2006, there were no direct borrowings under the Corporation’s credit facility.

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

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

10. INCOME TAXES

Details of the income tax provision (recovery) are as follows: ($000s)

	2007	2006	2005
Current
Canadian	$10,939	$9,376	$18,410
Foreign	17,769	13,706	13,668

	28,708	23,082	32,078

Deferred
Canadian	706	3,716	(1,650)
Foreign	(2,192)	272	(3,814)

	(1,486)	3,988	(5,464)

Income tax provision	$27,222	$27,070	$26,614

The reported income tax provision differs from the amount computed by applying the Canadian rate to income before income taxes. The reasons for this difference and the related tax effects are as follows: ($000s)

	2007	2006	2005
Expected Canadian tax rate	36.0%	36.0%	36.0%

Expected tax provision	$51,450	$48,833	$53,312
Tax rate differences	(19,307)	(12,733)	(17,568)
Net change in valuation allowance and other income tax benefits earned*	(3,196)	(3,868)	(6,528)
Investment tax credit	(12,549)	(14,169)	(11,881)
Non-deductible expenses and non-taxable income	7,534	5,767	7,031
Withholding tax on foreign income	3,277	3,255	2,202
Other	13	(15)	46

Reported income tax provision	$27,222	$27,070	$26,614

*

The operating tax loss carryforwards (net of valuation allowance) acquired on acquisitions do not affect the income statement as amounts are allocated to these operating tax loss carryforwards in the purchase price allocation.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Significant components of the Corporation’s deferred tax assets and liabilities as of February 28, 2007 and February 28, 2006 are as follows: ($000s)

	2007	2006
Deferred tax assets
Net operating tax loss carryforwards	$3,614	$6,386
Capital loss carryforwards	6,884	4,543
Reserves	14,829	12,225
Stock-based compensation	4,474	6,792
Foreign tax and other credits	1,665	2,300
Book and tax differences on assets	1,046	470

Total deferred tax assets	32,512	32,716
Valuation allowance for deferred tax assets	(8,872)	(9,586)

Net deferred tax assets	23,640	23,130

Deferred tax liabilities
Book and tax differences on assets	6,535	9,702
Reserves and allowances	30,981	24,297
Investment tax credits	3,520	3,729

Total deferred tax liabilities	41,036	37,728

Net deferred income tax liability	$(17,396)	$(14,598)

Net operating tax loss carryforwards and the valuation allowance for deferred tax assets for fiscal 2007 and 2006 include net operating loss carryforwards applicable to acquisitions.

The net change in the total valuation allowance for the years ended February 28, 2007 and February 28, 2006 was a decrease of $714,000 and an increase of $3,365,000, respectively.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income in certain legal entities. Although realization is not assured, the Corporation believes it is more likely than not that the net amount of the deferred tax asset will be realized. However, this estimate could change in the near term as future taxable income in these certain legal entities changes.

As of February 28, 2007, the Corporation had net operating loss carryforwards of approximately $10,844,000 of which $3,533,000 are attributable to an acquisition during fiscal 2003 and $1,656,000 are attributable to an acquisition during fiscal 2005. These acquisition-related net operating loss carryforwards have a tax effected value of $1,510,000 against which the Corporation has provided a valuation allowance of $1,165,000. If circumstances change and usage of the net operating loss carryforwards becomes more likely than not, the tax benefit of the carryforwards attributable to the acquisition, to which the purchase price has not been allocated, will be accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The Corporation’s net operating loss carryforwards expire as follows: ($000s)

2015 – 2025	$4,756
Indefinitely	6,088

$10,844

Income before taxes attributable to all non-Canadian operations was $74,589,000, $64,918,000 and $65,861,000, in each of fiscal 2007, 2006, and 2005, respectively.

The Corporation has provided for foreign withholding taxes as required on the portion of the undistributed earnings of non-Canadian subsidiaries expected to be remitted.

Income taxes paid were $20,467,000, $40,301,000, and $17,320,000, in each of fiscal 2007, 2006, and 2005, respectively.

11. STOCKHOLDERS’ EQUITY

Capital Stock

The authorized capital of the Corporation consists of an unlimited number of common shares, without nominal or par value.

Share Repurchase Programs

The share repurchases made in the past three fiscal years were made on The Nasdaq Global Select Market and on The Toronto Stock Exchange as part of a normal course issuer bid through The Toronto Stock Exchange. In fiscal 2007, 3,145,000 shares for an aggregate purchase price of $125,057,000 were repurchased. In fiscal 2006, 2,582,000 shares for an aggregate purchase price of $97,527,000 were repurchased. The Corporation repurchased 1,154,000 shares at an aggregate price of $42,735,000 during fiscal 2005. The bid has historically been adopted in October of each year for a period of one year. It currently allows the Corporation to purchase no more than 10% of the issued and outstanding shares of the Corporation on the date the plan is adopted. The October 2006 program limits the repurchases to a maximum of $200,000,000. The bid does not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq Global Select Market or The Toronto Stock Exchange at prevailing open market prices and paid out of general corporate funds. The Corporation cancels all shares repurchased under the share repurchase program.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The details of the share repurchases are as follows:

	2007		2006		2005
	Shares	Cost	Shares	Cost	Shares	Cost
	(000s)	($000s)	(000s)	($000s)	(000s)	($000s)
October 2003 program	—	$—	—	$—	687	$23,474
October 2004 program	—	—	1,581	60,935	467	19,261
October 2005 program	1,125	42,234	1,001	36,592	—	—
October 2006 program	2,020	82,823	—	—	—	—

	3,145	$125,057	2,582	$97,527	1,154	$42,735

The amount paid to acquire the shares over and above the average carrying value has been charged to retained earnings.

Stock Option Plans

As of February 28, 2007, the Corporation had stock options outstanding under three plans, in the following amounts: 4,105,000 pertain to the 2003-2015 Stock Option Plan (“2003 Plan”); 3,956,000 pertain to the 1997–2002 Stock Option Plan (“1997 Plan”); and 70,000 pertain to stock options issued pursuant to the Adaytum 1999 Stock Option Plan (“Adaytum Plan”). The Corporation assumed the Adaytum Plan in accordance with the terms of the merger agreement between Adaytum and the Corporation. As of February 28, 2007, there were also 250,000 stock options outstanding that were granted outside of these Plans as part of the hiring of the Corporation’s new Chief Operating Officer, with the approval of the Human Resources and Compensation Committee of the Board of Directors.

There were 1,760,000 shares of common stock originally reserved by the Board of Directors for issuance under the 2003 Plan, which was approved by the Corporation’s shareholders in June 2003. In each of June 2005 and June 2004, shareholders approved an additional 1,800,000 shares of common stock to be reserved. In October 2006, shareholders approved an additional 2,000,000 shares of common stock to be reserved. It is intended that additional shares will be reserved under the 2003 Plan but only if approved by shareholders. Options can be granted to officers and employees at such times and under such terms as established by the 2003 Plan. Options can be fully exercisable on the date of grant or may be exercisable in installments. Options will expire not later than 6 years from the date of grant or any shorter period as may be determined. All options granted prior to April 2007 are priced at the market price of the Corporation’s shares on The Toronto Stock Exchange or, if that price is not available, the price on The Nasdaq Global Select Market on the trading day preceding the date of grant. Options under this plan were granted to officers and employees in fiscal 2004 through fiscal 2007. Substantially all options granted under the 2003 Plan vest equally over four years from the date of grant.

Subsequent to year end, in April 2007, the Corporation amended its policy for pricing options such that the closing market price on the date of grant, rather than the day preceding the day of grant, will be used for the purpose of measurement.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

There were 14,000,000 shares of common stock originally reserved by the Board of Directors for issuance under the 1997 Plan, which was approved by the Corporation’s shareholders in June 1997. Options were granted to directors, officers, and employees at such times and under such terms as established by the 1997 Plan. Options may have been fully exercisable on the date of grant or may have been exercisable in installments. Options will expire under the 1997 Plan no later than 10 years from the date of grant or any shorter period as may be determined. All options were priced at the market price of the Corporation’s shares on The Toronto Stock Exchange on the trading day preceding the date of grant. Options were granted to employees, executive officers, and directors in each of fiscal 1999, 2000, 2001, 2002, and 2003. Substantially all options vested equally in April of the next four years after the date of grant and expire in April of the seventh year after the date of grant. The 1997 Plan expired on May 1, 2002, but options issued under the 1997 Plan remain outstanding.

Pursuant to the terms of the merger agreement between Adaytum and the Corporation which became effective on January 10, 2003 (“Effective Date”), the Corporation agreed to assume Adaytum options issued under the Adaytum Plan. The Corporation reserved 839,000 common shares to meet its commitment under the plan. Option holders consisted of Adaytum employees holding “out-of-the-money” vested and unvested stock options and “in-the-money” but unvested stock options. The number and grant price of the Adaytum options which became options to purchase shares of the Corporation were adjusted based on the fair market value of the Adaytum common shares on the Effective Date, and the average closing price of Cognos shares for the five days prior to the Effective Date. The vesting schedule and expiry dates of “in-the-money” but unvested Adaytum options were assumed in accordance with their terms, and expire not later than 2012; the vesting schedule and expiry date of the “out-of-the-money” Adaytum options which were assumed were reset to vest equally over four years from the Effective Date and expire not later than 2011. No further options will be granted under the Adaytum Plan, which expires on December 31, 2008.

The Human Resources and Compensation Committee of the Board of Directors approved the issuance of 250,000 shares of common stock to be granted outside of the existing plans as an inducement for the new Chief Operating Officer in May, 2006. Most options have a strike price of the closing market price on the day preceding the award date, vest equally over four years from the date of grant, and expire on the sixth anniversary of the award date.

(000s)	Reserved	Outstanding February 28, 2007
The 2003 Plan	7,360	4,105
The 1997 Plan	14,000	3,956
The Adaytum Plan	839	70
Outside of Plan	250	250

	22,449	8,381

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Activity in the stock option plans for fiscal 2006 and 2005 was as follows:

	2006		2005
	Number of Awards (000s)	Weighted- average exercise price (in $)	Number of Awards (000s)	Weighted- average exercise price (in $)
Outstanding, beginning of year	11,190	$28.93	11,998	$25.89

Granted	2,032	35.54	1,899	29.80
Cancelled	(710)	34.32	(471)	31.13
Exercised	(1,257)	22.36	(2,236)	19.52

Outstanding, end of year	11,255	32.60	11,190	28.93

Options exercisable at year end	6,661		5,862

Weighted average per share fair value of options granted during the year		$ 9.45		$13.22

Activity in the stock option plans for fiscal 2007 was as follows:

	Number of Awards (000s)	Weighted- average exercise price (in $)	Aggregate intrinsic value (1) ($000s)	Weighted- average remaining contractual term (in years)
Outstanding, March 1, 2006	11,255	$32.60	$75,347	3.3

Granted	647	34.67
Cancelled	(565)	36.38
Exercised	(2,956)	26.85

Outstanding, February 28, 2007	8,381	33.55	47,215	2.5

Exercisable, February 28, 2007	5,303	33.14	35,126	2.2
Unvested, February 28, 2007	3,078	34.25	12,089	3.0
Weighted average per share fair value of options granted during the year		$12.36

(1)

The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of $38.25 and $38.11 for the Corporation’s stock on the NASDAQ on February 28, 2006 and February 28, 2007, respectively.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Additional information with respect to stock option activity is as follows:

	Number of Awards (in 000s)	Weighted- average grant date fair value (in $)
Unvested at March 1, 2006	4,594	$11.17
Granted	647	12.36
Vested	(1,838)	11.81
Forfeited	(325)

Unvested at February 28, 2007	3,078	11.12

Options with a fair value of $21,706,000, $25,811,000, and $29,947,000 completed vesting during the fiscal years ended February 28, 2007, 2006, and 2005, respectively. The total intrinsic value of options exercised during the fiscal years ended February 28, 2007, 2006, and 2005, was $41,894,000, $20,984,000, and $39,556,000, respectively. The actual tax benefit realized for the tax deductions from option exercises in certain jurisdictions and the deduction of stock-option expense in others for the fiscal years ended February 28, 2007, 2006, and 2005 was $6,357,000, $3,431,000 and $2,564,000 respectively.

As of February 28, 2007, there was $26,645,000 of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes significant ranges of outstanding and exercisable options held by directors, officers, and employees as of February 28, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(000s)	(Years)		(000s)
$ 5.44 – $22.47	992	2.0	$20.37	992	$20.37
$23.07 – $30.66	1,927	3.2	30.18	1,456	30.18
$30.70 – $33.48	1,774	2.0	32.93	919	32.83
$33.67 – $36.94	2,062	3.2	35.64	436	35.65
$37.07 – $48.72	1,553	1.5	43.11	1,427	43.44
$50.17 – $56.42	73	1.5	53.68	73	53.68

	8,381	2.5	33.55	5,303	33.14

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Restricted Share Unit Plan

The Corporation also maintains a Restricted Share Unit Plan pursuant to which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. Subject to performance and/or service provisions set out in each participant’s award agreement, each restricted share unit (“RSU”) will be exchangeable for one common share of the Corporation. Performance targets, if applicable, are based on company-wide performance goals such as operating margin and revenue growth and may include indexes to competitors’ performance. RSUs vest over a period of 1 to 4 years.

The fair value of each RSU is determined on the date of grant based on the value of the Corporation’s stock on that day. For RSUs granted on performance, the Corporation estimates its achievement against the performance goals which are based on the Corporation’s business plan approved by the Board of Directors. The estimated achievement is updated for the Corporation’s outlook for the fiscal year as at the end of each fiscal period. Compensation cost will only be recognized to the extent that performance goals are achieved.

The common shares for which RSUs may be exchanged will be purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

Activity in the RSU plan for fiscal 2006 and 2005 was as follows:

	2006		2005
	Restricted Share Units	Weighted- Average Grant Day Fair Value	Restricted Share Units	Weighted- Average Grant Day Fair Value
	(000s)		(000s)
Outstanding, beginning of year	36	$33.50	29	$28.09
Granted	24	35.52	20	32.61
Vested	(15)	35.42	(7)	28.70
Forfeited	(2)	32.49	(6)	28.99

Outstanding, end of year	43	37.05	36	33.50

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Activity in the RSU plan for fiscal 2007 was as follows:

	Restricted Share Units	Weighted- Average Grant Day Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000s)			($000)
Outstanding, March 1, 2006	43	$37.05	2.6	$ 1,630
Granted	739	35.50
Vested	(19)	32.60
Forfeited	(9)	36.70

Outstanding, February 28, 2007	754	35.46	3.0	$28,745

The weighted-average grant date fair value of RSUs granted during fiscal 2007, 2006, and 2005 was $35.50, $35.52, and $32.61, respectively. The fair value of the Corportation’s stock at February 28, 2007 was $38.11. The total intrinsic value of RSUs that vested during fiscal 2007, 2006, and 2005 was $707,000, $584,000, and $173,000, respectively.

As of February 28, 2007, there was $19,303,000 of total unrecognized compensation cost related to nonvested RSUs; that cost is expected to be recognized over a weighted-average period of 2.7 years.

The Corporation expects to purchase approximately 650,000 shares to meet RSU commitments in the upcoming year.

Employee Stock Purchase Plan

The Corporation sponsors the Cognos Employee Stock Purchase Plan (“ESPP”). A participant in the ESPP authorizes the Corporation to deduct an amount per pay period that cannot exceed five percent (5%) of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (“Purchase Period”) and, on the first trading day following the end of any Purchase Period, these deductions are applied toward the purchase of common shares. The purchase price per share is at a 10% discount from the lesser of the simple average of the high and low prices of the Cognos stock on the Toronto Stock Exchange, as defined in the plan. As the ESPP is considered a compensatory plan under FAS 123R, the Corporation recognized $681,000, $326,000, and $468,000 of ESPP compensation expense in fiscal years 2007, 2006, and 2005, respectively.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Deferred Share Unit Plan for Non-employee Directors

The Corporation has established a deferred share unit plan for its non-employee directors (“DSU Plan”). A DSU is a unit, equivalent in value to a share of the Corporation, credited by means of a bookkeeping entry in the books of the Corporation to an account in the name of the non-employee director. DSUs represent the variable (at risk) component of the directors’ compensation. At the end of the director’s tenure, the director must redeem the DSUs and, at the option of the Corporation, is either (i) paid the market value of the shares represented by the DSUs, or (ii) receives the whole number equivalent of the number of DSUs in shares of the Corporation purchased on the open market. A director is required to hold 5,000 DSUs and/or shares which must be attained within three (3) years of the director commencing service on the Board. At February 28, 2007, 2006 and 2005, the Corporation had a liability of $5,360,000, $3,715,000 and $2,960,000 respectively, in relation to the DSU Plan based on the value of the Corporation’s stock at that date.

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

	2007	2006	2005
Net Income per Share
Net income	$115,697	$108,576	$121,474

Weighted average number of shares outstanding	89,674	90,564	90,517

Net income per share	$1.29	$1.20	$1.34

Diluted Net Income per Share
Net income	$115,697	$108,576	$121,474

Weighted average number of shares outstanding	89,674	90,564	90,517
Dilutive effect of stock options*	889	2,041	2,721

Adjusted weighted average number of shares outstanding	90,563	92,605	93,238

Diluted net income per share	$1.28	$1.17	$1.30

*	All anti-dilutive options have been excluded. The average number of anti-dilutive options was 4,026,000, 2,070,000, and 1,632,000 for fiscal 2007, 2006, and 2005, respectively.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Impact of SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The Corporation adopted SAB 108 in the fourth quarter of fiscal 2007, effective March 1, 2006. Historically, the Corporation has evaluated uncorrected differences using the “rollover” approach. While the Corporation believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, analysis of the “iron curtain” method required under SAB 108 resulted in certain accumulated uncorrected differences related to stock-based compensation and to deferred support revenue that if corrected would have a material impact on the current year’s results of operations. These were corrected as a cumulative effect adjustment to the opening retained earnings balance as of March 1, 2006 in accordance with the transitional provisions of this bulletin.

Stock-based Compensation

In fiscal 2007, the Corporation conducted an internal review of the Corporation’s historical stock option granting activities encompassing substantially all options granted from March 1, 1995 to February 28, 2006. The review was in response to the increasing public focus on options granting activities and not in response to any regulatory inquiry or specific concern regarding the Corporation’s policies, plans, procedures or practices.

This review identified administrative and procedural issues, which, had they been recognized at the time would have resulted in amounts for stock-based compensation expense that would have been different than those actually recorded in the financial statements. These differences were sporadic and not concentrated in any specific period. No systematic or systemic problems were identified in the course of the review. The review also revealed no patterns of backdating or any instances of management fraud or intentional wrongdoing.

The uncorrected difference amounted, in total, to $3,966,000 net of tax effects (approximately $4,809,000 pre-tax) under the Fair Value method. Below is a summary of the Unrecorded Compensation Expense (UCE) using the Fair Value Method ($000’s):

	1996 to 2002	2003	2004	2005	2006	Total
Unrecorded Compensation Expense	4,079	356	131	73	170	4,809
Tax Effect	(669)	(119)	(13)	(15)	(27)	(843)
Expense, net of tax	3,410	237	118	58	143	3,966
Net Income*	211,764	46,005	80,666	121,474	108,576
Percent of Net Income	1.6%	0.5%	0.1%	0.0%	0.1%

*	Amounts used for net income are the restated balances subsequent to the retrospective application of FAS 123R in fiscal 2007.

While management of the Corporation considers the differences in any given year immaterial under the rollover method for both the intrinsic and fair value methods, under the iron-curtain method the cumulative unrecorded compensation expense is material to the fiscal 2007 financial statements and, therefore, the Corporation has recorded an entry to reduce the opening fiscal 2007 retained earnings balance in the amount of $3,966,000, with a corresponding increase in Additional Paid in Capital, in accordance with the implementation of SAB 108.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Deferred Support Revenue

In fiscal 2003, the Corporation transitioned its method of recognizing support revenue from monthly recognition to daily recognition. Prior to March 1, 2002, the Corporation recognized support revenue on a monthly straight-line basis, commencing with the month the support service began. Effective in fiscal 2003, the Corporation changed its recognition to a daily straight-line basis, commencing on the day the support service begins. The Corporation estimated the effect of the adjustment to daily recognition until necessary system changes were made during fiscal 2006. The cumulative difference, calculated as the difference between the revenue that was recorded and the estimated amount of revenue calculated under the daily method, was approximately $5,993,000 net of tax as of February 28, 2006.

While management of the Corporation considers the differences are immaterial in any given year under the rollover method and there is no quantitative impact on the consolidated statement of income in the current fiscal year as the necessary system changes to implement daily recognition were completed in the previous fiscal year, under the iron-curtain method, the cumulative adjustment to support revenue is material to the fiscal 2007 financial statements. The Corporation has recorded an entry to reduce the opening fiscal 2007 retained earnings balance by $5,993,000, the deferred tax liability balance by $1,663,000 and the deferred support expense balance by $221,000 with a corresponding increase in Deferred Revenue of $7,877,000, in accordance with the implementation of guidance in SAB 108.

The total Cumulative Effect Adjustment relating to these adjustments as a result of the adoption of SAB 108 is: ($000’s)

Retained Earnings	$(9,959)
Deferred Tax Liability	$(1,663)
Deferred Support Expenses	$(221)
Deferred Revenues	$7,877
Adjusted Paid in Capital	$3,966

12. PENSION PLANS

The Corporation operates a Retirement Savings Plan for its Canadian employees and also operates various other defined contribution pension plans for its non-Canadian employees. The Corporation contributes amounts related to the level of employee contributions for both types of plans.

The pension costs in fiscal 2007, 2006, and 2005 were $13,174,000, $12,573,000, and $11,034,000, respectively.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

13. SEGMENTED INFORMATION

The Corporation operates in one business segment—computer software solutions. This segment engages in business activities from which it earns license, support, and services revenue, and incurs expenses. Within this business segment, the Corporation develops, markets, and supports business intelligence and PM solutions. The Corporation’s solutions help improve business performance by enabling planned performance management, through the consistent reporting and analysis of data derived from various sources. The Corporation’s integrated solutions consist of a suite of business intelligence components, performance management solutions, and analytical applications. The Corporation’s customers can strategically apply these software solutions across the extended enterprise to address their need for PM. The solution for PM allows users to effectively manage the full business cycle with planning, budgeting, consolidation, reporting, analysis, and scorecarding products. Cognos products are distributed both directly and through resellers worldwide.

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

	2007	2006	2005
Revenue to external customers*
U.S.A.	$498,390	$442,850	$416,065
Canada	70,910	64,989	61,698
United Kingdom	89,943	82,018	88,266
Europe	242,105	212,486	188,128
Asia/Pacific	77,916	75,157	71,374

	$979,264	$877,500	$825,531

*	Revenue is attributed to countries based on location of customer

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

	2007	2006
Fixed assets
Canada	$47,457	$51,349
U.S.A.	8,892	8,886
Other countries	15,907	15,586

	$72,256	$75,821

14. NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, among other items. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. For Cognos, FIN 48 became effective as of the beginning of fiscal year 2008. Pending further guidance from FASB, The Corporation expects to increase liabilities and decrease retained earnings by $15 million to $25 million due to the adoption of FIN 48 in the first quarter of fiscal year 2008.

COGNOS INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment to SFAS No’s 87, 88, 106 and 132(R). SFAS 158 requires the Corporation to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Corporation has adopted SFAS 158 in the fourth quarter of fiscal 2007. The Corporation has determined that the adoption has not had a material impact on its consolidated results of operations and financial condition.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the Corporation’s disclosure controls and procedures as of the end of the period covered by this annual report and as of the filing date.

Based upon our evaluation of the disclosure controls and procedures as of the end of the period covered by this annual report, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective at a reasonable assurance level as of February 28, 2007 to ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed is accumulated and communicated to our principal executive and principal financial officers as appropriate to allow timely decisions regarding disclosure.

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

ITEM 9B.    OTHER INFORMATION

1.01    Entry into Material Definitive Agreements

On April 27, 2007 the Corporation amended and restated the employment agreements of Mr. Les Rechan, its Chief Operating Officer, and Mr. Peter Griffiths, its Senior Vice President, Products, to the effect that a change of control (as defined in their employment agreements) gives each good reason to terminate their respective agreements and receive full severance benefit, including acceleration of unvested equity rights. Their agreements are otherwise materially unchanged. The full text of the amended and restated agreement is included as Exhibits 10.38 and 10.39, respectively of this Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1.

Portions of the information required by this Item are incorporated herein by reference to the information provided in the Corporation’s Proxy Statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission and Canadian Securities regulators in connection with the solicitation of proxies for the Corporation’s Annual and Special Meeting of Shareholders scheduled to be held June 21, 2007 (“Proxy Statement”).

(a)	Identification of Executive Officers

Information regarding executive officers of the Corporation is set forth under Part I of this Form 10-K.

(b)	Code of Ethics

The Corporation has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. The Corporation’s Code of Business Conduct and Ethics is available on the Corporation’s website at www.cognos.com.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided in the Corporation’s Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided in the Corporation’s Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided in the Corporation’s Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Fees Paid to the Independent Auditors” of the Corporation’s Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report, except for Exhibit 32 which is furnished to the Securities and Exchange Commission herewith:

(a)1.	Financial Statements
See Index to Consolidated Financial Statements under Item 8 of this report.

(a)2.	Financial Statement Schedule The Schedule supporting the Consolidated Financial Statements that is filed as part of this report is as follows:

Schedule II Valuation and qualifying accounts

Note:	Schedules other than those listed are omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a)3.	Exhibits

EXHIBIT NUMBER		DESCRIPTION

3.0		Articles of Incorporation and Bylaws

	3.1	— Restated Articles of Incorporation dated May 3, 2006

	3.2	— Amended By-laws of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)

4.0		Instruments defining the rights of security holders, including indentures

	4.1	— Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)

4.2

—    Description of Common Shares contained in the Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)

continued …..

EXHIBIT NUMBER		DESCRIPTION (continued)

10.0		Material Contracts

10.1

—    Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1 filed on May 13, 1987)

10.2

—    Form of Incentive Stock Option Agreement under 1988–1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

10.3

—    Form of Non-Qualified Stock Option Agreement under 1988–1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

	10.4	— Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

	10.5	— Form of Incentive Stock Option Agreement under 1993–1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 to Form 10-K filed for the year ended February 29, 2000)

	10.6	— Form of Non-Qualified Stock Option Agreement under 1993–1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 to Form 10-K filed for the year ended February 29, 2000)

	10.7	— Amended and Restated 1988–1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 to Form 10-Q filed for the quarter ended August 31, 1996)

	10.8	— Amended and Restated 1993–1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 to Form 10-Q filed for the quarter ended August 31, 1996)

	10.9	— 1997–2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)

10.10

—    Form of Incentive Stock Option Agreement under 1997–2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)

10.11

—    Form of Non-Qualified Stock Option Agreement under 1997–2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)

	10.12	— 2002–2005 Adaytum Inc. 1999 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-102794 on Form S-8 filed on January 29, 2003)

	10.13	— Retirement Compensation Arrangement Plan for Certain Executives (filed as Exhibit 10.23 to Form 10-K filed for the year ended February 29, 2004)

continued.....

EXHIBIT NUMBER	DESCRIPTION (continued)

10.14	— Form of Option Agreement pursuant to the Cognos Amended and Restated 2003–2016 Stock Option Plan (filed as Exhibit 10.25 to Form 10-Q filed for the quarter ended August 31, 2004)

10.15	— Employment Agreement for Robert G. Ashe dated October 25, 2004 (filed as Exhibit 99.1 to Report on Form 8-K filed on October 29, 2004)

10.16	— Employment Agreement for Tom Manley dated October 25, 2004 (filed as Exhibit 99.2 to Report on Form 8-K filed on October 29, 2004)

10.17	— Amended and Restated 2002–2015 Restricted Share Unit Plan (filed as Exhibit 10.31 to Form 10-Q filed for the quarter ended August 31, 2005)

10.18	— Employment agreement for Peter Griffiths (filed as Exhibit 99.1 to Report on Form 8-K filed on November 17, 2005)

10.19	— Employment agreement for Neal Hill (filed as Exhibit 99.2 to Report on Form 8-K filed on November 17, 2005)

10.20	— Employment agreement for John Jussup (filed as Exhibit 99.3 to Report on Form 8-K filed on November 17, 2005)

10.21	— Employment agreement for Dave Laverty (filed as Exhibit 99.4 to Report on Form 8-K filed on November 17, 2005)

10.22	— Employment agreement for Anthony Sirianni (filed as Exhibit 99.5 to Report on Form 8-K filed November 17, 2005)

10.23	— Form of Director Indemnity Agreement (filed as Exhibit 10.43 to Form 10-K filed for the year ended February 28, 2006)

10.24	— Form of Officer Indemnity Agreement (filed as Exhibit 10.44 to Form 10-K filed for the year ended February 28, 2006)

10.25	— Indemnity Agreement for Robert G. Ashe (filed as Exhibit 10.45 to Form 10-K filed for the year ended February 28, 2006)

10.26	— Offer letter for Leslie Rechan (filed as Exhibit 10.46 to Form 8-K filed on May 15, 2006)

10.27	— Employment Agreement for Leslie Rechan (filed as Exhibit 10.47 to Form 8-K filed on May 15, 2006)

10.28	— FY07 Compensation Plan for Robert G. Ashe (filed as Exhibit 10.46 to Form 10-Q filed for the quarter ended May 31, 2006)

10.29	— FY07 Compensation Plan for Peter Griffiths (filed as Exhibit 10.47 to Form 10-Q filed for the quarter ended May 31, 2006)

10.30	— FY07 Compensation Plan for Neal Hill (filed as Exhibit 10.48 to Form 10-Q filed for the quarter ended May 31, 2006)

10.31	— FY07 Compensation Plan for John Jussup (filed as Exhibit 10.49 to Form 10-Q filed for the quarter ended May 31, 2006)

10.32	— FY07 Compensation Plan for Dave Laverty (filed as Exhibit 10.50 to Form 10-Q filed for the quarter ended May 31, 2006)

10.33	— FY07 Compensation Plan for Tom Manley (filed as Exhibit 10.51 to Form 10-Q filed for the quarter ended May 31, 2006)

10.34	— FY07 Compensation Plan for Anthony Sirianni (filed as Exhibit 10.52 to Form 10-Q filed for the quarter ended May 31, 2006)

10.35	— Amended and Restated 2003-2016 Stock Option Plan (filed as Exhibit 10.53 to Form 10-Q filed for the quarter ended November 30, 2006)

continued.....

EXHIBIT NUMBER		DESCRIPTION (continued)

	10.36	— Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.54 to Form 10-Q filed for the quarter ended November 30, 2006)

	10.37	— Employment Agreement for Philippe Duranton effective April 16,2007

	10.38	— Amended Employment Agreement - Leslie Rechan effective April 27, 2007

	10.39	— Amended Employment Agreement - Peter Griffiths effective April 27, 2007

21.0		Subsidiaries of the Company

23.0		Consent of Independent Registered Public Accounting Firm

31.0		Section 302 Certificates

	31.1	— Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	— Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Corporation hereby files as part of this Form 10-K, the exhibits listed in Item 15(a)3, as set forth above.
(c)	The Corporation hereby files as part of this Form 10-K, the schedules listed in Item 15(a)3, as set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

/s/ Tom Manley	April 26, 2007
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

/s/ Robert G. Ashe	President and Chief Executive Officer, and Director	April 26, 2007
Robert G. Ashe

/s/ Tom Manley Tom Manley	Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	April 26, 2007
/s/ Renato Zambonini	Chairman of the Board	April 26, 2007
Renato Zambonini

/s/ James M. Tory	Lead Director	April 26, 2007
James M. Tory, Q.C.

/s/ John E. Caldwell	Director	April 26, 2007
John E. Caldwell

/s/ Paul D. Damp	Director	April 26, 2007
Paul D. Damp

/s/ Pierre Y. Ducros	Director	April 26, 2007
Pierre Y. Ducros

/s/ Robert W. Korthals	Director	April 26, 2007
Robert W. Korthals

/s/ Janet Perna	Director	April 26, 2007
Janet Perna

/s/ John Rando	Director	April 26, 2007
John Rando

/s/ Bill Russell	Director	April 26, 2007
Bill Russell

Schedule II

COGNOS INCORPORATED

Valuation and Qualifying Accounts

(US$000s, U.S. GAAP)

	Balance, beginning of period	Additions charged to income	Deductions	Balance, end of period
Allowance for Doubtful Accounts(1)(2)
Fiscal Year Ended
February 28, 2005	$9,545	$(1,068)	$ 320	$8,797

February 28, 2006	$8,797	$2,412	$(3,644)	$7,565

February 28, 2007	$7,565	$ (343)	$(1,636)	$5,586

Allowance for Inventory Obsolescence
Fiscal Year Ended
February 28, 2005	$ 211	$ 168	$ (201)	$ 178

February 28, 2006	$ 178	$ 119	$ (108)	$ 189

February 28, 2007	$ 189	$ 177	$ (144)	$ 222

Deferred Tax Valuation Allowance (3)
Fiscal Year Ended
February 28, 2005	$9,209	$ 1,637	$(4,625)	$6,221

February 28, 2006	$6,221	$ 4,675	$(1,310)	$9,586

February 28, 2007	$9,586	$ 2,341	$(3,055)	$8,872

(1)	In fiscal 2005 and fiscal 2007, our bad debt expense was in a credit position as our allowance for bad debt decreased due to our improved collection experience.
(2)

Deductions for the allowance for doubtful accounts represent amounts written off against the reserve, net of recoveries. In fiscal 2005, the allowance for bad debt increased due to additional provisions as a result of the acquisition of Frango AB.

(3)

Deductions related to the deferred tax valuation allowance represent the tax benefit from net operating loss carryforwards as their utilization became more likely than not. The tax benefit related to net loss carryforwards related to acquisitions, for which the purchase price has not been allocated, is accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION	PAGE
3.0		Articles of Incorporation and Bylaws

	3.1	— Restated Articles of Incorporation dated May 3, 2006	129

	3.2	— Amended By-laws of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)	*

4.0		Instruments defining the rights of security holders, including indentures

	4.1	— Form of Share Certificate (filed as Exhibit 4.0 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)	*

4.2

—    Description of Common Shares contained in the Articles of Incorporation and amendments thereto (filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement No. 33-14245 on Form S-1 filed on July 1, 1987)

*

10.0		Material Contracts

10.1

—    Charge/Mortgage of Land between the Company and Campeau Corporation, as tenants in common, and London Life Insurance Company dated September 16, 1985 (filed as Exhibit 10.16 to Registration Statement No. 33-14245 on Form S-1 filed on May 13, 1987)

*

10.2

—    Form of Incentive Stock Option Agreement under 1988–1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.4 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

*

10.3

—    Form of Non-Qualified Stock Option Agreement under 1988–1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.5 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)

*

	10.4	— Letter Agreement between the Company and The Royal Bank of Canada, dated July 5, 1990 (filed as Exhibit 10.8 to Registration Statement No. 33-39892 on Form S-2 filed on April 9, 1991)	*

	10.5	— Form of Incentive Stock Option Agreement under 1993–1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.8 to Form 10-K filed for the year ended February 29, 2000)	*

	10.6	— Form of Non-Qualified Stock Option Agreement under 1993–1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.9 to Form 10-K filed for the year ended February 29, 2000)	*

	10.7	— Amended and Restated 1998–1993 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.12 to Form 10-Q filed for the quarter ended August 31, 1996)	*

	10.8	— Amended and Restated 1993–1998 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 10.13 to Form 10-Q filed for the quarter ended August 31, 1996)	*

10.9	— 1997–2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.1 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)	*

10.10

—    Form of Incentive Stock Option Agreement under 1997–2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.2 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)

*

10.11

—    Form of Non-Qualified Stock Option Agreement under 1997-2002 Stock Option Plan (Incentive and Non-Qualified) (filed as Exhibit 4.3 to Registration Statement No. 333-8552 on Form S-8 filed on March 31, 1998)

*

10.12	— 2002–2005 Adaytum Inc. 1999 Stock Option Plan (filed as Exhibit 4.1 to Registration Statement No. 333-102794 on Form S-8 filed on January 29, 2003)	*

10.13	— Retirement Compensation Arrangement Plan for Certain Executives (filed as Exhibit 10.23 to Form 10-K filed for the year ended February 29, 2004)	*

10.14	— Form of Option Agreement pursuant to the Cognos Amended and Restated 2003–2016 Stock Option Plan (filed as Exhibit 10.25 to Form 10-Q filed for the quarter ended August 31, 2004)	*

10.15	— Employment Agreement for Robert G. Ashe dated October 25, 2004 (filed as Exhibit 99.1 to Report on Form 8-K filed on October 29, 2004)	*

10.16	— Employment Agreement for Tom Manley dated October 25, 2004 (filed as Exhibit 99.2 to Report on Form 8-K filed on October 29, 2004)	*

10.17	— Amended and Restated 2002–2015 Restricted Share Unit Plan (filed as Exhibit 10.31 to Form 10-Q filed for the quarter ended August 31, 2005)	*

10.18	— Employment agreement for Peter Griffiths (filed as Exhibit 99.1 to Report on Form 8-K filed on November 17, 2005)	*

10.19	— Employment agreement for Neal Hill (filed as Exhibit 99.2 to Report on Form 8-K filed on November 17, 2005)	*

10.20	— Employment agreement for John Jussup (filed as Exhibit 99.3 to Report on Form 8-K filed on November 17, 2005)	*

10.21	— Employment agreement for Dave Laverty (filed as Exhibit 99.4 to Report on Form 8-K filed on November 17, 2005)	*

10.22	— Employment agreement for Anthony Sirianni (filed as Exhibit 99.5 to Report on Form 8-K filed on November 17, 2005)	*

10.23	— Form of Director Indemnity Agreement (filed as Exhibit 10.43 to Form 10-K filed for the year ended February 28, 2006)	*

10.24	— Form of Officer Indemnity Agreement (filed as Exhibit 10.44 to Form 10-K filed for the year ended February 28, 2006)	*

10.25	— Indemnity Agreement for Robert G. Ashe (filed as Exhibit 10.45 to Form 10-K filed for the year ended February 28, 2006)	*

10.26	— Offer Letter for Leslie Rechan (filed as Exhibit 10.46 to Form 8-K filed on May 15, 2006)	*

10.27	— Employment Agreement for Leslie Rechan (filed as Exhibit 10.47 to Form 8-K filed on May 15, 2006)	*

10.28	— FY07 Compensation Plan for Robert G. Ashe (filed as Exhibit 10.46 to Form 10-Q filed for the quarter ended May 31, 2006)	*

10.29	— FY07 Compensation Plan for Peter Griffiths (filed as Exhibit 10.47 to Form 10-Q filed for the quarter ended May 31, 2006)	*

10.30	— FY07 Compensation Plan for Neal Hill (filed as Exhibit 10.48 to Form 10-Q filed for the quarter ended May 31, 2006)	*

10.31	— FY07 Compensation Plan for John Jussup (filed as Exhibit 10.49 to Form 10-Q filed for the quarter ended May 31, 2006)	*

10.32	— FY07 Compensation Plan for Dave Laverty (filed as Exhibit 10.50 to Form 10-Q filed for the quarter ended May 31, 2006)	*

10.33	— FY07 Compensation Plan for Tom Manley (filed as Exhibit 10.51 to Form 10-Q filed for the quarter ended May 31, 2006)	*

10.34	— FY07 Compensation Plan for Anthony Sirianni (filed as Exhibit 10.52 to Form 10-Q filed for the quarter ended May 31, 2006)	*

10.35	— Amended and Restated 2003-2016 Stock Option Plan (filed as Exhibit 10.53 to Form 10-Q filed for the quarter ended November 30, 2006)	*

10.36	— Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.54 to Form 10-Q filed for the quarter ended November 30, 2006)	*

10.37	— Employment Agreement for Philippe Duranton effective April 16, 2007	132

	10.38	— Amended Employment Agreement – Leslie Rechan effective April 27, 2007	148

	10.39	— Amended Employment Agreement – Peter Griffiths effective April 27, 2007	162

21.0		Subsidiaries of the Company	151

23.0		Consent of Independent Registered Public Accounting Firm	153

31.0		Section 302 Certificates

	31.1	— Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	154

	31.2	— Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	155

32.0		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	156