Form 10-Q
period 2007-05-31
COGNOS INC
filed 2007-07-09
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2007

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

The number of shares outstanding of the registrant’s only class of Common Stock as of June 27, 2007, was 88,869,359.

COGNOS INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(U.S.$000s except share amounts, U.S. GAAP)

(Unaudited)

	Three months ended May 31,
	2007	2006
Revenue
Product license	$75,692	$73,735
Product support	113,438	100,181
Services	47,524	43,124

Total revenue	236,654	217,040

Cost of revenue
Cost of product license	1,433	1,757
Cost of product support	11,797	11,227
Cost of services	40,581	37,516

Total cost of revenue	53,811	50,500

Gross margin	182,843	166,540

Operating expenses
Selling, general, and administrative	125,427	117,592
Research and development	34,930	33,279
Amortization of acquisition-related intangible assets	1,802	1,701

Total operating expenses	162,159	152,572

Operating income	20,684	13,968
Interest and other income, net	8,265	5,011

Income before taxes	28,949	18,979
Income tax provision	6,563	4,441

Net income	$22,386	$14,538

Net income per share
Basic	$0.25	$0.16

Diluted	$0.25	$0.16

Weighted average number of shares (000s)
Basic	89,306	89,893

Diluted	90,158	90,825

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(U.S.$000s, U.S. GAAP)

(Unaudited)

	May 31, 2007	February 28, 2007
Assets
Current assets
Cash and cash equivalents	$490,714	$ 376,762
Short-term investments	163,306	315,131
Accounts receivable	166,682	221,393
Income taxes receivable	6,641	2,274
Prepaid expenses and other current assets	30,091	29,724
Deferred tax assets	13,791	13,768

	871,225	959,052
Fixed assets, net	77,634	72,256
Intangible assets, net	15,973	17,767
Other assets	5,161	5,642
Deferred tax assets	9,949	5,950
Goodwill	226,455	232,094

	$1,206,397	$1,292,761

Liabilities
Current liabilities
Accounts payable	$36,283	$ 36,970
Accrued charges	35,713	36,628
Salaries, commissions, and related items	66,837	96,970
Income taxes payable	8,823	8,743
Deferred income taxes	6,054	6,363
Deferred revenue	259,671	284,896

	413,381	470,570
Non-current income tax payable	50,085	—
Deferred income taxes	3,412	30,751

	466,878	501,321

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital (May 31, 2007 – 88,840,628; February 28, 2007 – 89,725,774)	547,232	535,589
Treasury shares (May 31, 2007 – 1,190,035; February 28, 2007 – 617,369)	(46,694)	(22,064)
Retained earnings	233,925	273,575
Accumulated other comprehensive income	5,056	4,340

	739,519	791,440

	$1,206,397	$1,292,761

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$000s, U.S. GAAP)

(Unaudited)

	Three months ended May 31,
	2007	2006
Cash flows from operating activities
Net income	$22,386	$14,538
Non-cash items
Depreciation and amortization	7,329	7,240
Stock-based compensation	7,634	5,157
Deferred income taxes	394	5,181
Non-current income taxes	2,136	—
Loss on disposal of fixed assets	53	139
Change in non-cash working capital
Decrease in accounts receivable	57,440	81,140
Increase in income tax receivable	(4,362)	(4,307)
Decrease in prepaid expenses and other current assets	912	6,891
Decrease in accounts payable	(2,077)	(7,027)
Increase (decrease) in accrued charges	(1,545)	1,600
Decrease in salaries, commissions, and related items	(31,887)	(14,825)
Increase (decrease) in income taxes payable	488	(3,355)
Decrease in deferred revenue	(29,020)	(19,732)

Net cash provided by operating activities	29,881	72,640

Cash flows from investing activities
Maturity of short-term investments	295,841	112,615
Purchase of short-term investments	(143,519)	(232,636)
Additions to fixed assets	(5,989)	(6,371)
Additions to intangible assets	(290)	(326)
Decrease in other assets	138	269

Net cash provided by (used in) investing activities	146,181	(126,449)

Cash flows from financing activities
Issue of common shares	7,156	12,935
Purchase of treasury shares	(25,825)	—
Repurchase of shares	(48,019)	(24,998)

Net cash used in financing activities	(66,688)	(12,063)

Effect of exchange rate changes on cash	4,578	4,416

Net increase (decrease) in cash and cash equivalents	113,952	(61,456)
Cash and cash equivalents, beginning of period	376,762	398,634

Cash and cash equivalents, end of period	490,714	337,178
Short-term investments, end of period	163,306	273,006

Cash, cash equivalents, and short-term investments, end of period	$654,020	$610,184

(See accompanying notes)

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Corporation in United States (“U.S.”) dollars and in accordance with generally accepted accounting principles (“GAAP”) in the U.S. with respect to interim financial statements, applied on a basis consistent in all material respects with those applied in the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2007, except for the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) which in accordance with the transitional provisions was adopted on March 1, 2007. These consolidated financial statements do not include all of the information and footnotes required for compliance with U.S. GAAP for annual financial statements. These unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 as filed with the SEC on April 27, 2007.

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

The Corporation has historically used two forms of contract terms regarding PCS: contracts which include a stated PCS rate (either a stated renewal rate or a stated rate for the first year PCS bundled with the software license); and contracts which do not state a PCS rate. For contracts which include a stated renewal rate, the Corporation uses the contractually stated renewal rate to allocate arrangement consideration to the undelivered PCS at the inception of the arrangement and recognize such consideration ratably over the PCS term provided that the stated rate is substantive and consistent with our customary pricing practices. Historically, there has been a high correlation between the amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the amounts at which PCS is renewed.

For contracts that have a stated first year PCS rate, the Corporation uses such stated prices to allocate arrangement consideration to the undelivered PCS at the inception of the arrangement and recognize such consideration ratably over the PCS term, provided that it is substantive and consistent with our customary pricing practices, as this is typically the rate at which PCS will be renewed. Historically, there has been a high correlation between the amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the amounts at which PCS is renewed.

For contracts which do not state a PCS rate, the Corporation allocates a consistent percentage of the license fee to PCS in the first year of such arrangements based on a substantive rate at which our customer experience indicates customers will typically agree to renew PCS. Historically, there has been a high correlation between the mean of amounts allocated to PCS in the initial software licensing arrangement for such arrangements and the mean of amounts at which PCS is renewed.

The Corporation stratifies its customers into three classes in determining VSOE of fair value for PCS. The classifications are based on the amount of software license business (i.e., software license revenues), life-to-date, that has previously been obtained from the respective customers. For each class of customer, a range of prices exists which represents VSOE of fair value for PCS for that class of customer.

When PCS in individual arrangements is stated below the lower limits of our acceptable ranges by customer class, the Corporation adjusts the percentage allocated for support upwards to the low end of the applicable range by customer class. This adjustment allocates additional revenue from license revenue to deferred PCS revenue which is amortized over the life of the PCS contract, which is typically one year. If the stated PCS is above the reasonable range, no adjustment is made and the deferred PCS revenue is measured at the contracted percentage.

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

The Corporation records all revenues net of all sales and related taxes, in accordance with EITF No. 06-3 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF No. 06-3”).

3.	Stock-Based Compensation

The Corporation adopted FAS 123R on March 1, 2006 to account for its stock option, stock purchase, deferred share, and restricted share unit plans. This standard addresses the accounting for share-based payment transactions in which a corporation receives employee services in exchange for either equity instruments of the corporation or liabilities that are based on the fair value of the corporation’s equity instruments or that may be settled by the issuance of such equity instruments. The Corporation has applied the modified retrospective method for adoption.

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

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Stock-based compensation expense recognized for the three months ended May 31, 2007 and 2006 is as follows:

	Three months ended May 31,
	2007	2006
	($000s)
Compensation cost recognized
Cost of Product Support	$ 110	$ 96
Cost of Services	189	187
Selling, General and Administrative	6,514	4,304
Research and Development	693	491

Total	7,506	5,078
Tax benefit recognized	(1,601)	(931)

Net Stock-based Compensation Cost	$5,905	$4,147

Stock Options

The fair value of the options granted after March 1, 2005 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted average assumptions were used for options granted during the following periods:

	Three months ended May 31,
	2007	2006
Risk-free interest rates	4.2%	4.7%
Expected volatility	35%	33%
Dividend yield	0%	0%
Expected life of options (years)	4.1	3.7

Expected volatilities are based on historical volatility of the Corporation’s stock, implied volatilities from traded options on the Corporation’s stock, and other relevant factors. The Corporation uses historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees that have similar exercise behavior and turnover rates are considered separately for valuation purposes. The expected life of the options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option are determined by the U.S. Treasury yields for U.S. dollar options and the Government of Canada benchmark bond yields for Canadian dollar options in effect at the time of the grant.

During the first quarter of our fiscal year 2008 we changed the date we use when issuing stock options. Prior to April 16, 2007 the exercise price of stock awards was equal to the closing market price of the stock on the trading day preceding the date of grant. Effective April 16, 2007 the exercise price of stock awards is equal to the closing market price of the stock on the trading day on which the awards were granted.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Options outstanding that have vested and are expected to vest as of May 31, 2007 are as follows:

	Number of Awards (000s)	Weighted average exercise price (in $)	Aggregate intrinsic value (1) ($000s)	Weighted- average remaining contractual term (in years)
Outstanding, March 1, 2007	8,381	$33.55	$47,215	2.5
Granted	405	42.88
Cancelled	(178)	35.42
Exercised	(264)	24.43

Outstanding, May 31, 2007	8,344	37.07	38,253	2.4

Exercisable, May 31, 2007	5,161	36.62	29,287	1.9
Unvested, May 31, 2007	3,183	37.82	8,966	3.2

(1)

The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of $38.11 and $40.00 for the Corporation’s stock on the NASDAQ on February 28, 2007 and May 31, 2007, respectively.

Additional information with respect to stock option activity is as follows:

	Number of Awards (in 000s)	Weighted- average grant date fair value (in $)
Unvested at March 1, 2007	3,078	$11.12
Granted	405	14.21
Vested	(158)	11.68
Forfeited	(142)

Unvested at May 31, 2007	3,183	11.34

The weighted-average grant date fair value of options granted during the three month period ended May 31, 2007 was $14.21 for a total fair value of $5,755,000. Options with a fair value of $1,845,000 completed vesting during the three-month period ended May 31, 2007. The total intrinsic value of options exercised during the three month period ended May 31, 2007 was $4,548,000. The actual tax benefit realized for the tax deductions from option exercises in certain jurisdictions and the deduction of stock-based compensation in others for the three-month period ended May 31, 2007 was $546,000.

As of May 31, 2007, there was $27,698,000 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of 1.5 years.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Restricted Share Unit Plan

The Corporation also maintains a Restricted Share Unit Plan pursuant to which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. Subject to performance and/or vesting provisions set out in each participant’s award agreement, each restricted share unit (“RSU”) will be exchangeable for one common share of the Corporation. Performance targets are based on company-wide performance goals such as operating margin and revenue growth. RSUs contingently vest over a period of 1 to 4 years.

The fair value of each RSU is determined on the date of grant based on the value of the Corporation’s stock on that day. For RSUs granted on performance, the Corporation estimates its achievement against the performance goals which are based on the Corporation’s business plan approved by the Board of Directors. The estimated achievement is updated for the Corporation’s outlook for the fiscal year as at the end of each fiscal period. Compensation cost is only recognized to the extent that performance goals are achieved.

The common shares for which RSUs may be exchanged will be purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

Activity in the RSU plan for the three month period ended May 31, 2007 was as follows:

	Restricted Share Units	Weighted Average Grant Day Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000s)			($000)
Outstanding, March 1, 2007	754	$35.46	3.0	$28,745
Granted	473	42.24
Vested	(29)	30.55
Forfeited	(13)	38.59

Outstanding, May 31, 2007	1,185	$38.25	3.4	$47,408

The weighted-average grant date fair value of RSUs granted during the three month period ended May 31, 2007 was $42.24. The fair value of the Corporation’s stock at May 31, 2007 was $40.00. The total intrinsic value of RSUs that vested during the three month period ended May 31, 2007 was $1,213,000.

As of May 31, 2007, there was $35,278,000 of total unrecognized compensation cost related to unvested RSUs; that cost is expected to be recognized over a weighted-average period of 2.9 years.

The Corporation expects to purchase up to 260,000 shares in the upcoming year to meet RSU commitments if certain performance goals are achieved.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Employee Stock Purchase Plan

The Corporation sponsors the Cognos Employee Stock Purchase Plan (“ESPP”). A participant in the ESPP authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (“Purchase Period”) and, on the first trading day following the end of any Purchase Period, these deductions are applied toward the purchase of common shares. The purchase price per share is at a 10% discount from the lesser of the simple average of the high and low prices of the Cognos stock on the Toronto Stock Exchange, as defined in the plan. As the ESPP is considered a compensatory plan under FAS 123R, the Corporation recognized $48,000 of ESPP compensation expense in the three-month period ended May 31, 2007, compared to $174,000 in the corresponding period last fiscal year.

Deferred Share Plan for Non-employee Directors

The Corporation has established a deferred share plan for its non-employee directors (“DSU Plan”). A DSU is a unit, equivalent in value to a share of the Corporation, credited by means of a bookkeeping entry in the books of the Corporation to an account in the name of the non-employee director. DSUs represent the variable (at risk) component of the directors’ compensation. At the end of a director’s tenure, the director must redeem the DSUs and, at the option of the Corporation, is either (i) paid the market value of the shares represented by the DSUs, or (ii) receives the whole number equivalent of the number of DSUs in shares of the Corporation purchased on the open market. A director is required to hold 5,000 DSUs or shares of the Corporation, which must be attained within three (3) years of the director commencing service on the Board. At May 31, 2007, the Corporation had a liability of $5,665,000 in relation to the DSU Plan based on the value of the Corporation’s stock at that date.

4.	Intangible Assets

	As at May 31, 2007		As at February 28, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate
	($000s)		($000s)
Acquired technology	$43,107	$35,230	$43,107	$33,758	20%
Contractual relationships	10,154	4,936	10,154	4,609	12.5%
Trademarks and patents	7,507	4,629	7,217	4,344	20%

	60,768	$44,795	60,478	$42,711

Accumulated amortization	(44,795)		(42,711)

Net book value	$15,973		$17,767

During the three months ended May 31, 2007 and May 31, 2006, there were additions to trademarks and patents in the amount of $290,000 and $325,000, respectively.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The amortization of trademarks and patents is included in selling, general, and administrative expenses and the amortization of acquired technology and contractual relationships is included in income as amortization of acquisition-related intangibles. The following table sets forth the allocations:

	Three months ended, May 31,
	2007	2006
	($000s)
Amortization of acquisition-related intangibles	$1,802	$1,701
Selling, general, and administrative expenses	282	242

Total	$2,084	$1,943

The estimated amortization expense related to intangible assets in existence as at May 31, 2007, over the next five years, is as follows: ($000s)

2008 (Q2 to Q4)	$5,577
2009	4,102
2010	3,313
2011	2,414
2012	561
2013	6

5.	Goodwill

For the three months ended May 31, 2007, there was a decrease to goodwill of $5,814,000, related to the acquisition of Adaytum, Inc. and an increase to goodwill of $175,000 relating to the acquisition of Celequest Corporation (“Celequest”). The decrease relating to Adaytum goodwill resulted from tax benefits that were recognized during the quarter. The increase relating to Celequest resulted from the assumption of a tax liability on acquisition. For the three months ended May 31, 2006, there were no adjustments to goodwill.

	Three months ended May 31,
	2007	2006
	($000s)
Beginning balance	$232,094	$225,709
Adjustments	(5,639)	—

Closing balance	$226,455	$225,709

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

The Corporation provides for income taxes in its quarterly unaudited financial statements based on its best estimate at the end of the quarter of the effective tax rate expected to be applicable for the full fiscal year in respect of ordinary items. In addition, the income tax provision in a particular quarter is adjusted for all other items, including significant, unusual, or extraordinary items.

The Corporation estimates its effective tax rate for fiscal 2008 to be 22%, exclusive of any significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect. This estimated effective tax rate was increased for the three-month period ended May 31, 2007 to 23% due to an adjustment related to interest on unrecognized tax benefits, which was partially offset by disqualifying dispositions of incentive stock options in the U.S. For the three months ended May 31, 2006, the Corporation estimated its effective tax rate for fiscal 2007 to be 24%, exclusive of all other items. This estimated effective tax rate was reduced for the three-month period ended May 31, 2006 to 23% due to the reversal of a tax reserve of $118,000 in respect of a fiscal year that was closed for audit purposes in the quarter.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, among other items. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The Corporation adopted the provisions of FIN 48 on March 1, 2007. As a result of the adoption of FIN 48, the Corporation’s cumulative effect adjustment resulted in an increase in income tax liabilities of $18,245,000 with a corresponding decrease in the March 1, 2007 balance of retained earnings of $18,245,000. As of March 1, 2007 the Corporation had approximately $38,819,000 of unrecognized tax benefits. If recognized, approximately $28,988,000 would impact the effective tax rate.

Upon adoption of FIN 48, the Corporation has elected an accounting policy to classify accrued interest related to liabilities for income taxes in income tax expense. Previously, interest related to liabilities for income taxes was classified as interest expense in arriving at pre-tax income. Penalties related to liabilities for income taxes continue to be classified as income tax expense. At March 1, 2007, the Corporation has accrued approximately $7,483,000 and $3,292,000 for the potential payment of interest and penalties, respectively.

Using the recognition and measurement criteria in FIN 48 during the quarter, the total amount of unrecognized tax benefits and related interest increased by approximately $1,771,000. This increase included $606,000 for unrecognized tax benefits related to transfer pricing positions and $1,165,000 for interest related to unrecognized tax benefits from prior periods. In addition, the Corporation received correspondence during the quarter from the UK tax authorities relating to the ongoing United Kingdom tax audit of the 2004 taxation year. As a result of the position taken by the UK tax authorities in this correspondence, the Corporation believes that certain tax positions previously reserved have become more-likely-than-not of being sustained. Accordingly, the Corporation recorded a decrease of its unrecognized tax benefits of approximately $4,762,000 as a reduction to goodwill in the first quarter of fiscal 2008.

It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. The increase in amount of unrecognized tax benefits relating to transfer pricing positions for the year is expected to be in the range of $2,000,000 to $3,000,000. The amount of interest related to unrecognized tax benefits to be accrued for the current year in income tax expense is expected to be in the range of $3,000,000 to $5,000,000. These amounts are included in our estimated effective tax rate for the full year.

The Corporation or its subsidiaries file income tax returns in Canada, the United States, and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities provided the tax years remain open to audit under the relevant statute of limitations. The Corporation is currently under examination in Canada, for the years 2003 to 2004 and 2006, and in the United Kingdom for the year 2004. The following summarizes the open tax years by major jurisdiction:

Canada	2000 to 2007
United States	2004 to 2007
Barbados	1998 to 2007
United Kingdom	2004 to 2007
Netherlands	2005 to 2007
Australia	2003 to 2007

8.	Stockholders’ Equity

The Corporation issued 281,000 common shares for proceeds of $7,156,000 during the three months ended May 31, 2007, and issued 537,000 common shares for proceeds of $12,935,000 during the three months ended May 31, 2006. The issuance of shares in fiscal 2007 and 2006 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees, officers and directors.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The Corporation repurchases shares in the open market under a share repurchase program and under a restricted share unit plan. During the three months ended May 31, 2007 and May 31, 2006, the Corporation repurchased 1,166,000 shares at a value of $48,019,000 and 653,000 shares at a value of $24,998,000, respectively, under the Corporation’s share repurchase program. During the three months ended May 31, 2007 a trustee purchased 602,000 shares valued at $25,825,000 at the Corporation’s expense to honor commitments under the Corporation’s restricted share unit plan. No shares were purchased under the restricted share unit plan during the three months ended May 31, 2006.

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows: (000s except per share amounts)

	Three months ended May 31,
	2007	2006
Basic Net Income per Share
Net income	$22,386	$14,538

Weighted average number of shares outstanding	89,306	89,893

Basic net income per share	$0.25	$0.16

Diluted Net Income per Share
Net income	$22,386	$14,538

Weighted average number of shares outstanding	89,306	89,893
Dilutive effect of stock options	852	932

Adjusted weighted average number of shares outstanding	90,158	90,825

Diluted net income per share	$0.25	$0.16

9.	Comprehensive Income

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

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The components of comprehensive income, net of tax, were as follows ($000s):

	Three months ended May 31,
	2007	2006
Net income	$22,386	$14,538
Other comprehensive income (loss):
Foreign currency translation adjustments	1,021	1,381
Change in net unrealized loss on derivative instruments	128	(172)
Change in the funded status of the defined benefits postretirement plan	(433)	—

Comprehensive income	$23,102	$15,747

10.	Segmented Information

The Corporation operates in one business segment as one reporting unit — computer software solutions.

11.	Restructuring Activities

Margin Improvement Plan

In September 2006, in order to streamline the organization and improve its operating margin on a long term basis, the Corporation announced a restructuring plan. The plan included a reduction of 204 personnel or 6% of the Corporation’s global workforce, focused primarily on the elimination of redundant management and non-revenue-generating positions.

As part of this plan, and in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Corporation incurred approximately $26,713,000 in total pre-tax charges. Substantially all of the pre-tax charges are one-time employee termination benefits and were included in the income statement during fiscal 2007 in cost of support, cost of services, selling, general and administrative expenses or research and development expenses, depending on the employee’s job function. The cash related accrual is included on the balance sheet as salaries, commissions and related items and the effects of remeasurement of stock-based compensation are included in common shares and additional paid-in-capital. The implementation of the plan has not yet been completed as some severance packages are not yet finalized. As a result, the Corporation could incur additional liabilities. The Corporation expects all payments to be made by the end of its fiscal year 2009.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The following table sets forth the activity and the remaining liability for the Corporation’s restructuring plan for the three-month period ended May 31, 2007: ($000s)

Employee separations
Balance as at February 28, 2007	$7,582
Cash payments during the quarter	(2,997)
Adjustment	(263)
Foreign exchange adjustment	535

Balance as at May 31, 2007	$4,857

12.	New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an Amendment to SFAS Nos. 133 and 140 (“SFAS 155”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation adopted this standard in the first quarter of fiscal year 2008, and it did not have a material impact on its consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Instruments – an Amendment of SFAS No. 140 (“SFAS 156”). This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Corporation adopted this standard in the first quarter of fiscal year 2008, and it did not have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted. The Corporation is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition. The Corporation does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations and financial condition.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, at the same time as SFAS 157. The Corporation is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition. The Corporation does not expect the adoption of SFAS 159 to have a material impact on its consolidated results of operations and financial condition.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (“fiscal 2007”). Certain statements made in this MD&A that are not based on historical information are forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and Section 138.4(9) of the Ontario Securities Act. Terms and phrases such as, “opportunity”, “expected”, “plans”, “aimed at”, “intends” and similar terms and phrases are intended to identify these forward-looking statements. Such forward-looking statements relate to and include, among other things, our expectations regarding our future revenues and earnings; the contribution of Cognos 8 Business Intelligence (“Cognos 8”) and Cognos Planning to our revenue, earnings and business; our anticipated tax rates and tax benefits and liabilities; market trends; new and existing product innovations, developments and releases; our sales force structure and model and our relationships with systems integrators and subcontractors; severance payments under our margin improvement plan; the decline in license revenue from stand alone products replaced by Cognos 8; the growth of performance management (“PM”) in the software industry; the trend towards and impact of standardization and larger transactions; product and technological improvements by our competitors and consolidation in our industry; foreign currency trends and their effects; our policy regarding payment of dividends; the adequacy of our capital to meet our requirements; the strength of our intellectual property protection; drivers of growth in the business intelligence (“BI”) market; and our investments in personnel and technology and our expense management.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, Cognos’ transition to new products and releases, including Cognos 8 and customer acceptance and implementation of Cognos 8; a continuing increase in the number of larger customer transactions and the related lengthening of sales cycles and challenges in executing on these sales opportunities; the incursion of enterprise resource planning and other major software companies into the BI market; continued BI and software market consolidation and other competitive changes in the BI and software market; the planning and cooperation required to install and operate our products in complex business environments; our ability to maintain or accurately forecast revenue or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to identify, hire, train, motivate, retain, and incent highly qualified management/other key personnel (including sales personnel) and our ability to manage changes and transitions in management/other key personnel; fluctuations in our quarterly and annual operating results; currency fluctuations; our ability to develop, introduce and implement new products as well as enhancements or improvements for existing products that respond, in a timely fashion, to customer/product requirements and rapid technological change; risks associated with our international operations, such as the impact of the laws, regulations, rules and pronouncements of jurisdictions outside of Canada and their interpretation by courts, tribunals, regulatory and similar bodies of such jurisdictions; our ability to identify, pursue, and complete acquisitions with desired business results; the effect of new accounting pronouncements or guidance, including the impact of FAS 123R; unauthorized use or misappropriation of our intellectual property; the effect of potential liability claims if our products or services fail to perform as intended; fluctuations in our tax exposure; as well as the risk factors discussed previously and in other periodic reports filed with the Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”). Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

We prepare and file our consolidated financial statements and the MD&A in United States (“U.S.”) dollars and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), unless otherwise stated. As the Corporation is also a reporting issuer in each of the provinces of Canada and is incorporated under the Canada Business Corporations Act (“CBCA”), it historically has been required to prepare Canadian GAAP financial statements for its shareholders. Amendments to provincial securities laws and the CBCA allow the Corporation to report solely under U.S. GAAP to its shareholders.

Discussion of Non-GAAP Financial Measures

In addition to our GAAP results, Cognos discloses adjusted operating margin percentage, net income and net income per share, referred to respectively as “non-GAAP operating margin percentage,” “non-GAAP net income,” and “non-GAAP net income per diluted share.” These items, which are collectively referred to as “Non-GAAP Measures”, exclude the impact of stock-based compensation and the amortization of acquisition-related intangible assets. The Non-GAAP Measures also exclude the restructuring charges related to our margin improvement plan implemented in the third quarter of fiscal 2007, as these charges are considered non-recurring. From time to time, subject to the review and approval of the audit committee of the Board of Directors, management may make other adjustments for revenues, expenses, gains and losses that it does not consider reflective of core operating performance in a particular period and may modify the Non-GAAP Measures by adjusting these revenues, expenses, gains and losses. Management makes these adjustments so that core operating performance reflects management’s business activities as well as changes within the software industry.

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

Prior to the adoption of FAS 123R on March 1, 2006, the beginning of our fiscal year 2007, management’s practice was to exclude stock-based compensation internally to evaluate performance. With the adoption of FAS 123R, management concluded that the Non-GAAP Measures could provide relevant disclosure to investors as contemplated by Staff Accounting Bulletin 107. As of the beginning of our fiscal year 2007, management also began excluding amortization of acquisition-related intangible assets when assessing appropriate adjustments for non-GAAP presentations. While both of these items are recurring and affect GAAP net income, management does not use them to assess the business’ operational performance for any particular period because: each item affects multiple periods and is unrelated to business performance in a particular period; management is not able to change either item in any particular period; and neither item contributes to the operational performance of the business for any particular period.

In the case of stock-based compensation, as disclosed in our Annual Report on Form 10-K, item 11, (which incorporates by reference the Corporation’s Proxy Statement, specifically the Compensation Discussion and Analysis) for the fiscal year ended February 28, 2007 (“2007 Form 10-K”), our compensation strategy is to use stock-based compensation as a key tool to align management “to make strategic decisions and to manage Cognos with a view to increasing shareholder value through an increase in Cognos’ share price over the medium and long-term.” Whether the grant of stock options or restricted share units are part of a Key Employee grant, are merit based or are granted based on meeting specific performance criteria in a measurement period, these grants vest over time and are aimed at long-term employee retention, rather than to motivate or reward operational performance for any particular period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational performance in any particular period. We use annual cash bonus payouts for executives and other employees to motivate and reward annual operational performance in the areas of revenue and operating margin achievement. Since the beginning of fiscal year 2007, operating margin achievement has been measured on a non-GAAP basis, excluding stock-based compensation and amortization of acquisition-related intangible asset expenses.

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

The margin improvement plan reflects a fundamental realignment of our business, including significant personnel reductions within higher levels of management. The restructuring charges are excluded in our Non-GAAP Measures because they are significantly different in magnitude and character from routine personnel adjustments that management makes when monitoring and conducting the Corporation’s core operations during any particular period. The restructuring decision and related expenses are not related to operating performance for any particular period, and are not subject to change by management in any particular period. Instead, the restructuring is intended to align our business model and expense structure to our position in the market we are experiencing, and expect to experience, over the long term.

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

Ultimately, stock-based compensation, amortization of acquisition-related intangible assets and restructuring expenses are incurred to further our long-term strategic objectives, rather than to achieve operational performance objectives for any particular period. As such, supplementing GAAP disclosure with non-GAAP disclosure using the Non-GAAP Measures provides management with an additional view of operational performance by excluding adjusting revenues, expenses, gains and losses that are not directly related to performance in any particular period. Further, management considers this supplemental information to be beneficial to shareholders because it shows our operating performance without the impact of charges that are largely unrelated to the performance of our underlying revenue-generating operations during the period in which the charges are recorded. Including such disclosure in our filings also provides investors with greater transparency on period-to-period performance and the manner in which management views, conducts and evaluates the business.

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

ABOUT COGNOS

Cognos is a global leader in BI and performance management (“PM”) software solutions. Our solutions provide world-class enterprise planning and BI software and services to help companies plan, understand, and manage financial and operational performance.

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

Cognos serves more than 23,000 customers in more than 135 countries. Cognos performance management solutions and services are also available from our more than 3,000 worldwide partners and resellers.

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

OVERVIEW OF THE QUARTER

We delivered solid results for the first quarter of fiscal 2008, in what is seasonally our most challenging quarter. Highlights of the results were growth in total revenue of 9% and net income of 54% compared to the first quarter of the prior year. The growth in revenue was lead by a significant improvement in our services and support revenues, which were up 10% and 13%, respectively, when compared to the corresponding period last year. Our net income for the quarter was negatively affected by a strong Canadian dollar which continued to increase against the U.S. dollar in the quarter. We continue to prudently manage expenses given the negative impact of the exchange rate fluctuations.

Operating Performance

Revenue for the three-month period ended May 31, 2007 was $236.7 million, an increase of 9% from $217.0 million for the corresponding period last year. License revenue increased 3% to $75.7 million, compared with $73.7 million in the first quarter of fiscal 2007, on the strength of Cognos 8, Cognos Planning and Cognos Performance Applications. These sales increases were partially offset by reductions in sales of our Series 7 Business Intelligence products.

We signed 7 contracts in excess of one million dollars during the quarter, compared with 13 contracts in the corresponding period last year. The number of contracts greater than $200,000 increased 8% compared to the corresponding period last year. Average license order size for orders greater than $50,000 was $200,000, compared to $186,000 last year. We believe that the increase in average license order size is an indication of enterprise-scale investment in our products by our customers which creates a foundation for future growth as it enables us to generate additional software licensing and ongoing maintenance renewals.

Product support revenue increased 13% to $113.4 million as we continued to expand our customer base and experience solid renewal rates. Services revenue also contributed to the growth in revenue during the quarter, increasing 10% to $47.5 million from $43.1 million for the same quarter last year.

Net income for the three-month period ended May 31, 2007 was $22.4 million or $0.25 per diluted share, compared to net income of $14.5 million or $0.16 per diluted share for the same period last year, representing an increase in net income of 54%. The increase in net income for the quarter was primarily due to increased revenue, and additional interest and other income compared to the same period last year, which were partially offset by increased expenses and the unfavorable effect of foreign currency, predominantly the stronger Canadian dollar.

Non-GAAP net income for the three months ended May 31, 2007 was $29.2 million and non-GAAP net income per diluted share was $0.32 compared to non-GAAP net income of $19.8 million and non-GAAP net income per diluted share of $0.22 for the corresponding period last year. This represents a growth in non-GAAP net income of 48%. The Non-GAAP Measures presented herein, including non-GAAP net income, exclude the impact of stock-based compensation, the amortization of acquisition-related intangible assets, and restructuring charges. Management uses the Non-GAAP Measures to measure core operating performance in individual periods. Management’s use of the Non-GAAP Measures is further discussed in the section entitled “Discussion of Non-GAAP Financial Measures” and a reconciliation between the Non-GAAP Measures and the most closely related GAAP measures is included in the section entitled “Non-GAAP Financial Measures”.

Our balance sheet remains strong, ending the quarter with $654.0 million in cash, cash equivalents, and short-term investments. This represents a decrease of $37.9 million in cash, cash equivalents and short-term investments from February 28, 2007, primarily attributable to repurchase of our own shares as part of both the Share Repurchase Program and our Restricted Share Unit Plan and the reduction of salaries, commissions and related items payable partially offset by our net income and the collection of accounts receivable.

Recent Announcements

During the quarter we hosted our annual Cognos Forum and Partner Summit (“Cognos Forum”). There were more than 3,000 attendees including 500 Partners, which made attendance at this year’s conference our highest ever. This year’s focus was to provide customers and partners the opportunity to learn best practices and technical tips, as well as strategies for achieving success and high impact with Cognos tools. The Corporation uses Cognos Forum to engage with our customers and partners to obtain feedback to help us constantly improve our product offering.

Our Annual and Special Meeting of Shareholders was held on June 21, 2007. At the meeting, shareholders reappointed Ernst & Young as auditors, elected Directors of the Corporation for the coming year, and approved an amendment to our 2003-2016 Stock Option Plan which increased the number of shares of common stock reserved for awards under the Plan by 1,000,000 to 8,360,000. Shareholders also approved an amendment to our 2003-2016 Stock Option Plan which amended the “Term and Amendment” provision of the Plan.

During the quarter, we announced Cognos Now!, an innovative solution that offers self-service dashboards, integrated data, analysis, and reports as a prepackaged BI appliance or as a hosted service. Cognos Now! allows customers to easily deploy and maintain a complete, operational BI solution at a low cost, even when IT staff or resources are limited. The product is based on technology from the recent Celequest acquisition.

During the quarter, we also announced Cognos 8 Controller version 8.2 offering a proven finance-managed application to support the close, consolidate, and report process; to ensure financial statement quality and close efficiency; and to meet modern compliance requirements. We believe this solution will help our customers reduce the amount they spend on Sarbanes-Oxley Section 404 compliance.

Outlook for the balance of the fiscal year

We continue to expect revenue and net income to increase for the full fiscal year when compared to fiscal 2007 on a consistent basis. We believe that the BI market remains strong and that we will benefit from the Cognos 8 product cycle in the upcoming year.

With the general availability of Cognos 8 and its second maintenance release, we believe that we are well positioned to benefit from license revenue from new customers as well as to provide existing customers with the opportunity to add to their current reporting and analysis capabilities. Given the positive response we have experienced for Cognos 8 since its release, we believe that Cognos 8 will continue to make a significant contribution to fiscal 2008 license revenue.

We continue to experience a healthy market for our other products, including our performance management applications. Cognos Planning and Cognos Controller are the key components of our Office of Finance product strategy and we believe that the strength of these two products in the market will be significant contributors to our business. We will continue to focus on bringing innovative new products to market and we continue to develop new releases of our products.

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

In the first quarter of fiscal 2008, the Canadian dollar continued to strengthen when compared to the U.S. dollar. If this trend continues through fiscal 2008, it will continue to put pressure on our business and operating margin percentage as a significant amount of our expenses are incurred in Canadian dollars. Accordingly, we will continue to manage our spending in an effort to mitigate the impact of foreign exchange changes on our operating performance.

RESULTS OF OPERATIONS

Recently Adopted Accounting Principle

On March 1, 2007, the Corporation adopted FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, in accordance with the provisions of FIN 48, the Corporation’s cumulative effect adjustment resulted in an increase in income tax liabilities of $18,245,000 with a corresponding decrease in the March 1, 2007 balance of retained earnings of $18,245,000. Upon adoption of FIN 48, the Corporation has elected an accounting policy to classify accrued interest related to liabilities for income taxes in income tax expense. Previously, interest related to liabilities for income taxes was classified as interest expense in arriving at pre-tax income. Penalties related to liabilities for income taxes continue to be classified as income tax expense. The adoption of FIN 48 did not have a material effect on the current quarter’s income tax provision.

GAAP Operating Performance

($000s, except per share amounts)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2007	2006	2006 to 2007
Revenue	$236,654	$217,040	9.0%
Cost of revenue	53,811	50,500	6.6

Gross margin	182,843	166,540	9.8
Operating expenses	162,159	152,572	6.3

Operating income	$ 20,684	$ 13,968	48.1

Gross margin percentage	77.3%	76.7%
Operating margin percentage	8.7%	6.4%

Net income	$ 22,386	$ 14,538	54.0%

Basic net income per share	$0.25	$0.16

Diluted net income per share	$0.25	$0.16

Revenue for the quarter ended May 31, 2007 was $236.7 million, a 9% increase from revenue of $217.0 million for the same quarter last year. Net income for the current quarter was $22.4 million, a 54% increase from net income of $14.5 million for the same quarter last year. Diluted net income per share was $0.25 for the current quarter, compared to diluted net income per share of $0.16 for the same quarter last year. Basic net income per share was $0.25 and $0.16 for the quarters ended May 31, 2007 and May 31, 2006, respectively.

Gross margin for the quarter ended May 31, 2007 was $182.8 million, an increase of 10% over gross margin of $166.5 million for the same quarter last year. Gross margin percentage was 77.3% for the quarter ended May 31, 2007 as compared to 76.7% for the same quarter last year. Total operating expenses for the quarter ended May 31, 2007 were $162.2 million, a 6% increase from operating expenses of $152.6 million for the same quarter last year. Operating income for the quarter ended May 31, 2007 was $20.7 million, an increase of 48% from operating income of $14.0 million in the same quarter last year. Operating margin for the quarter ended May 31, 2007 was 8.7% as compared to 6.4% for the comparative quarter of the previous fiscal year.

The increase in operating income and net income for the quarter is primarily due to increases in revenue on all three revenue streams. Also contributing to the increase in net income was higher interest and other income compared to the same quarter last year. The increase in net income was partially offset by increased expenses and the unfavorable effect of foreign currency, predominantly the stronger Canadian dollar which increased our operating expenses.

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

	Three Months Ended May 31, 2007 over 2006
	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth
Revenue	5.9%	3.1%	9.0%
Cost of Revenue and Operating Expenses	3.3%	3.1%	6.4%
Operating Income	43.1%	5.0%	48.1%

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

(000s, except per share amounts)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2007	2006	2006 to 2007
Non-GAAP Operating Income	$29,729	$20,747	43.3%
Non-GAAP Operating Margin	12.6%	9.6%
Non-GAAP Net Income	$29,220	$19,762	47.9%
Non-GAAP Net Income per Diluted Share	$0.32	$0.22

Non-GAAP operating margin for the quarter ended May 31, 2007 was 12.6% compared to 9.6% for the corresponding quarter of the previous fiscal year. Non-GAAP net income for the current quarter was $29.2 million, compared to $19.8 million for the same quarter last year. Non-GAAP net income per diluted share was $0.32 for the current quarter, compared to non-GAAP net income per diluted share of $0.22 for the same quarter last year.

Most of the factors driving the increase in non-GAAP operating margin and non-GAAP net income for the three months ended May 31, 2007, compared to the same period in the prior fiscal year, were the same as the related GAAP metrics described above. Non-GAAP operating margin and Non-GAAP net income also grew incrementally as both stock-based compensation and amortization of acquisition related intangible assets grew compared to the same period in the prior year.

The following tables reflect selected Cognos’ Non-GAAP results reconciled to GAAP results:

	Three months ended May 31,
	2007	2006
Operating Income
GAAP Operating Income	$20,684	$13,968
Plus:
Amortization of acquisition-related intangible assets	1,802	1,701
Stock-based compensation expense	7,506	5,078
Restructuring charge	(263)	—

Non-GAAP Operating Income	$29,729	$20,747

Operating Margin Percentage
GAAP Operating Margin Percentage	8.7%	6.4%
Plus:
Amortization of acquisition-related intangible assets	0.8	0.8
Stock-based compensation expense	3.2	2.4
Restructuring charge	(0.1)	—

Non-GAAP Operating Margin Percentage	12.6%	9.6%

Net Income
GAAP Net Income	$22,386	$14,538
Plus:
Amortization of acquisition-related intangible assets	1,802	1,701
Stock-based compensation expense	7,506	5,078
Restructuring charge	(263)	—
Less:
Income tax effect of amortization of acquisition-related intangible assets	(610)	(624)
Income tax effect of stock-based compensation expense	(1,601)	(931)

Non-GAAP Net Income	$29,220	$19,762

Net Income per diluted share
GAAP Net Income per diluted share	$0.25	$0.16
Plus:
Amortization of acquisition-related intangible assets	0.02	0.02
Stock-based compensation expense	0.08	0.06
Less:
Income tax effect of amortization of acquisition-related intangible assets	(0.01)	(0.01)
Income tax effect of stock-based compensation expense	(0.02)	(0.01)

Non-GAAP Net Income per diluted share	$0.32	$0.22

Shares used in computing diluted net income per share	90,158	90,825

Percentage of Revenue Table

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item as compared to the indicated prior period.

	Percentage of Revenue		Percentage Change
	Three months ended May 31,		Three months ended May 31, 2006 to 2007
	2007	2006
Revenue	100.0%	100.0%	9.0%

Cost of revenue	22.7	23.3	6.6

Gross margin	77.3	76.7	9.8

Operating expenses
Selling, general, and administrative	53.0	54.2	6.7
Research and development	14.8	15.3	5.0
Amortization of acquisition-related intangible assets	0.8	0.8	5.9

Total operating expenses	68.6	70.3	6.3

Operating income	8.7	6.4	48.1
Interest and other income, net	3.5	2.3	64.9

Income before taxes	12.2	8.7	52.5
Income tax provision	2.7	2.0	47.8

Net income	9.5%	6.7%	54.0%

REVENUE

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2007	2006	2006 to 2007
Product License	$75,692	$73,735	2.7%
Product Support	113,438	100,181	13.2
Services	47,524	43,124	10.2

Total Revenue	$236,654	$217,040	9.0

Our total revenue was $236.7 million for the quarter ended May 31, 2007, an increase of $19.6 million or 9% compared to the quarter ended May 31, 2006. The strong increase in revenue was derived primarily from Cognos 8, our business intelligence platform. The functionality of the products included in our Series 7 suite of BI products have been combined on a services oriented architecture into a new product, Cognos 8. Cognos 8 is a completely web-based product, whereas our Series 7 Suite was on a Windows-based architecture. The growth in Cognos 8 is partially offset by a reduction in revenue relating to our legacy products: PowerPlay, Cognos ReportNet, Impromptu, Cognos DecisionStream, Cognos Metrics Manager, Cognos Visualizer, NoticeCast, and Cognos Query. These products, however, continue to generate significant product support revenue. As more of these Series 7 customers license or migrate to Cognos 8, we expect a decline in revenue from these products that will be more than offset by increased revenue from Cognos 8. We also experienced strong license revenue growth in our PM products, including Cognos Planning and Cognos Controller. Finally, Cognos Performance Applications continued to represent a small but growing portion of our revenues for the first quarter of fiscal year 2008.

The overall change in total revenue from our three revenue categories in the quarter ended May 31, 2007 from May 31, 2006 was as follows: a 3% increase in product license revenue, a 13% increase in product support revenue, and a 10% increase in services revenue.

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

We believe that our customers purchase and deploy our BI and PM software in stages. Our licensing model is primarily a user-based licensing model where we charge our customers a per-user fee for each perpetual license. Further, our software can be used for many different applications within our customer’s environments and across their departments. Committing to license all users for all applications as an enterprise purchase is a large commitment for our typical customers. As such, a typical customer purchases only the products and the number of licenses of those required products to meet its immediate needs. As it continues to deploy our software to more users or identify other needs our products can meet, it purchases additional licenses for products previously licensed or other products of the Corporation in another stage. This leads to larger orders in later stage purchase as customers expand their deployment, whether they are choosing to standardize or adopt PM.

We believe these trends are leading to the increase in the number of large customer engagements that we are experiencing, an increase in enterprise-wide deployment of BI products, and a strengthening of our relationships with some of the world’s largest organizations, and with our strategic partners. We believe that successful execution on large contracts is, and will continue to be, an essential contributor to strong license revenue performance in fiscal 2008. We expect the trend towards larger contracts to continue as a result of the growing demand for standardization and the deepening strategic importance of performance management within our customers’ businesses. While we are becoming involved in more and more of these larger contracts, small and medium-sized contracts continue to be important contributors to our success.

We believe that order size is an indication of enterprise-scale investment in our products by our customers which creates a foundation for future growth. We use all of the following key revenue indicators to monitor order performance:

Key Revenue Indicators

	Three months ended May 31,
	2007	2006
Orders (License, Support, Services)
Transactions greater than $1 million	7	13
Transactions greater than $200,000	127	118
Transactions greater than $50,000	761	728
Average selling price (License Orders Only) ($000s) Greater than $50,000	$200	$186

During the quarter we had 7 transactions greater than $1 million compared with 13 in the same quarter last year. This decline was not unexpected given the unusually strong performance in these contracts last year and our performance in the first quarter of fiscal year 2008 was in line with the performance in the first quarter of fiscal year 2006 and 2005 when we recorded 6 and 8 greater than $1 million deals respectively. Other key order metrics include transactions greater than $200,000, transactions greater than $50,000, and average selling price for license, support, and services transactions over $50,000. The total number of revenue transactions greater than $200,000 and $50,000 increased by 9 and 33 respectively compared to the comparative quarter last year, and the average selling price increased by $14,000 during the comparable period.

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

Revenue by Geography

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2007	2006	2006 to 2007
The Americas	$135,208	$129,913	4.1%
EMEA	82,833	72,225	14.7
Asia/Pacific	18,613	14,902	24.9

Total	$236,654	$217,040	9.0

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Three months ended May 31,
	2007	2006
The Americas	57.1%	59.8%
EMEA	35.0	33.3
Asia/Pacific	7.9	6.9

Total	100.0%	100.0%

The growth rates of our revenue in EMEA, Asia/Pacific and, to a lesser extent, in the Americas are affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the quarter ending May 31, 2007 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	Three Months Ended May 31, 2007 over 2006
	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth
The Americas	3.6%	0.5%	4.1%
EMEA	7.3%	7.4%	14.7%
Asia/Pacific	18.2%	6.7%	24.9%
Total	5.9%	3.1%	9.0%

The growth rate of our revenue in the Americas during the three months ended May 31, 2007 was mostly attributable to increases in volume and size of transactions as there was only a slight impact from fluctuations in foreign currencies. The increase in revenue in EMEA was largely due to growth in services revenue, whereas the increase in revenue in Asia Pacific was largely due to a strong performance in license revenue. Both regions were positively impacted by foreign exchange in the current quarter as compared to the same period last fiscal year. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenue in the future.

Product License Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2007	2006	2006 to 2007
Product license revenue	$75,692	$73,735	2.7%
Percentage of total revenue	32.0%	34.0%

Product license revenue was $75.7 million in the quarter ended May 31, 2007, an increase of $2.0 million or 3% over the corresponding period last year. The increase in product license revenue during the quarter reflects the strength of Cognos 8 and our Performance Management products; these increases were partially offset by declines in sales of our Series 7 BI product suite which we continue to individually license. Product license revenue accounted for 32% of total revenue for the three months ended May 31, 2007 as compared to 34% for the comparative quarter of the previous fiscal year.

The breadth of our solution is allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 72% of our license revenue came from existing customers in the three-month period ended May 31, 2007.

We license our software through our direct sales force and third-party channels including resellers, value-added resellers, and OEMs. Total product license revenue for the quarter from direct sales was $56.4 million compared to $51.8 million in the corresponding period last fiscal year. Direct sales accounted for approximately 74% and 70% of our license revenue for the first quarter of fiscal 2008 and 2007, respectively.

We believe that a direct sales force is an effective way of building long-term relationships with our customers. In addition, as enterprise-wide deployments become larger and more strategic, we believe that our relationships with system integrators will help us succeed as the role of system integrators in these large standardization opportunities is increasing. We are also expending resources developing our indirect sales activities in order to have coverage in every desirable market. We will continue to commit management time and financial resources to developing relationships with system integrators and direct and indirect international sales and support channels.

Product Support Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2007	2006	2006 to 2007
Product support revenue	$113,438	$100,181	13.2%
Percentage of total revenue	47.9%	46.1%

Product support revenue was $113.4 million in the quarter ended May 31, 2007, an increase of $13.3 million or 13% compared to the corresponding period in the prior fiscal year. The increase was the result of the strong rate of renewal of our support contracts and the expansion of our customer base. Exchange rate fluctuations had approximately a 4% positive impact on product support revenue during the quarter.

Product support revenue accounted for 48% of our total revenue in the quarter ended May 31, 2007 as compared to 46% for the comparative quarter of the previous fiscal year.

Services Revenue

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,

	2007	2006	2006 to 2007
Services revenue	$47,524	$43,124	10.2%
Percentage of total revenue	20.1%	19.9%

Services revenue (training, consulting, and other revenue) was $47.5 million in the quarter ended May 31, 2007, an increase of $4.4 million or 10% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 20% of our total revenue for the three months ended May 31, 2007 and May 31, 2006.

The increase was attributable to increases in both consulting and education revenue. As our business moves more towards these larger enterprise-wide deployments and critical financial applications, our customers require an increased level of technical expertise, training and support to meet their specific needs. Though not essential to the functionality of our software, we believe training and support facilitates the successful installation/deployment of our solutions and accelerates the benefits gained from using our software and overall customer success. As a result, our customers have increasingly requested services such as project management, analysis and design, technical advisory, and instruction to optimize the deployment our solutions. Exchange rate fluctuations had approximately a 3% positive impact on services revenue for the quarter.

COST OF REVENUE

Cost of Product License

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,
	2007	2006	2006 to 2007
Cost of product license	$1,433	$1,757	(18.4)%

Percentage of license revenue	1.9%	2.4%

For the three months ended May 31, 2007, the cost of product license revenue was $1.4 million, a decrease of $0.3 million or 18% compared to the corresponding period in the prior fiscal year. These costs represented 2% of product license revenue for both the quarters ended May 31, 2007 and May 31, 2006.

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the cost of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from May 31,
2006 to 2007
Royalty cost	$(410)

Other	86

Total year-over-year change	$(324)

Royalties are paid to suppliers whose technology is embedded in our product offering. The decrease in royalty costs was primarily the result of a non-recurring expense in the first quarter of fiscal 2007, as well as changes to royalty rates in certain agreements.

Cost of Product Support

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,
	2007	2006	2006 to 2007
Cost of product support	$11,797	$11,227	5.1%
Percentage of support revenue	10.4%	11.2%

The cost of product support revenue was $11.8 million, an increase of $0.6 million or 5% in the quarter ended May 31, 2007 compared to the corresponding period in the prior fiscal year. The cost of product support represented 10% of total product support revenue for the quarter ended May 31, 2007 as compared to 11% for the quarter ended May 31, 2006.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third-parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change from May 31,
2006 to 2007
Staff-related costs	$700
Other	(130)

Total year-over-year change	$570

The increase in the cost of product support for the three months ended May 31, 2007 was primarily the result of increases in staff-related costs to service our growing customer base. The average number of employees within the support organization increased 4% from one year ago. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of product support by approximately 4% for the quarter.

Cost of Services

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,
	2007	2006	2006 to 2007
Cost of services	$40,581	$37,516	8.2%
Percentage of service revenue	85.4%	87.0%

The cost of services was $40.6 million, an increase of $3.1 million or 8% in the quarter ended May 31, 2007 compared to the corresponding period in the prior fiscal year. The cost of services decreased as a percentage of services revenue, representing 85% for the quarter ended May 31, 2007 as compared to 87% for the corresponding period in the prior fiscal year.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from May 31,
2006 to 2007
Staff-related costs	$2,030
Services purchased externally	961
Travel and living	612
Other	(538)

Total year-over-year change	$3,065

The increase in cost of services for the three months ended May 31, 2007 was primarily attributable to increases in staff-related costs, specifically the recent investment in additional staff, and services purchased externally to meet the growing demand for these services. The average number of employees within the services organization increased 3% from one year ago. We continue to invest in services staff as we believe the availability and positioning of services is a key factor in the timing, closure, and success for large transactions. Also contributing to the increase were services purchased externally and travel and living expenses. Subcontractors are currently an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we continue to hire new employees in this area, we intend to continue to supplement our skills by engaging subcontractors. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of services by approximately 3% for the quarter.

OPERATING EXPENSES

Selling, General, and Administrative

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,
	2007	2006	2006 to 2007

Selling, general, and administrative	$125,427	$117,592	6.7%
Percentage of total revenue	53.0%	54.2%

Selling, general, and administrative (“SG&A”) expenses were $125.4 million, an increase of $7.8 million or 7% in the quarter ended May 31, 2007, compared to the corresponding period in the prior fiscal year. These costs decreased as a percentage of revenue, representing 53% for the three months ended May 31, 2007 compared to 54% for the corresponding period in the prior fiscal year.

SG&A expenses include staff-related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change From May 31,
2006 to 2007
Staff-related costs	$4,507
Facilities	1,288
Recruiting	1,119
Other	921

Total year-over-year change	$7,835

The increase in SG&A expenses for the three-month period ended May 31, 2007 was predominantly the result of increases in staff related costs including compensation as well as associated benefits, in addition to facilities and recruiting costs. The average number of employees within SG&A increased by 1% in the first quarter of fiscal 2008 when compared to the same period in the previous fiscal year. The increase was partially attributable to growth in the number of quota carrying sales representatives, which increased by 14% during the first quarter of fiscal 2008 when compared to the same period in the previous fiscal year. This was partially offset by a decline in other SG&A staff due primarily to the margin improvement plan that occurred in the third quarter of fiscal 2007. Stock based compensation costs relating to SG&A are also included in staff-related costs and increased for the three-month period ended May 31, 2007 as compared to the same period in the prior year. Facilities costs increased primarily due to higher occupancy costs, and unfavorable effects of foreign exchange. The increase in other costs is partially due to Cognos Forum which was held during the first quarter of 2008, versus the second quarter of fiscal 2007. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately 3% during the quarter.

Research and Development

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,
	2007	2006	2006 to 2007

Research and development	$34,930	$33,279	5.0%
Percentage of total revenue	14.8%	15.3%

Research and development (“R&D”) expenses were $34.9 million, an increase of $1.7 million or 5% in the quarter ended May 31, 2007, compared to the corresponding period in the prior fiscal year. R&D costs were 15% of revenue for both the quarters ended May 31, 2007 and May 31, 2006.

R&D expenses are primarily staff-related costs attributable to the design and enhancement of existing products along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change From May 31,
2006 to 2007

Staff-related costs	$ 897
Services purchased externally	599
Other	155

Total year-over-year change	$1,651

The increase in R&D expenses for the three months ended May 31, 2007 was predominantly the result of increases in staff-related costs resulting from increases in salaries and associated benefits. The average number of employees within R&D decreased by 5% from the previous fiscal year. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased R&D expenses by approximately 2% in the quarter.

During the quarter ended May 31, 2007, we continued to invest significantly in R&D activities for our next generation of BI solutions which are the foundation of our PM vision. During the quarter, we continued to develop the next release for Cognos 8, which will be version 8.3. The focus of this new version of Cognos 8 continues to be enhanced quality, upgradeability and performance.

We also continued to develop our next releases of Cognos Planning and Cognos Controller which continue to add new functionality for the Office of Finance. During the quarter we announced Cognos 8 Controller version 8.2 which offers a proven finance-managed application to support the close, consolidate, and report process; to ensure financial statement quality and close efficiency; and to meet modern compliance requirements.

During the quarter, we also announced Cognos Now!, an innovative solution that offers self-service dashboards, integrated data, analysis, and reports as a prepackaged BI appliance or as a hosted service. Cognos Now! allows customers to easily deploy and maintain a complete, operational BI solution at a low cost, even when IT staff or resources are limited. Based on technology from the recent Celequest acquisition, Cognos Now! This innovative appliance represents a further milestone in making BI accessible to more people with organizations and enabling higher adoption of business intelligence for enhanced decision making and improved organizational performance.

We currently do not have any software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the quarters ended May 31, 2007 and May 31, 2006. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Acquisition-related Intangible Assets

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,
	2007	2006	2006 to 2007
Amortization of acquisition-related intangible assets	$1,802	$1,701	5.9%

Amortization of acquisition-related intangible assets was $1.8 million, an increase of $0.1 million or 6% for the quarter ended May 31, 2007 compared to the corresponding period in the prior fiscal year. This increase was due primarily to the amortization of acquired technology relating to the acquisitions of Celequest Corporation during the fourth quarter of fiscal 2007.

Interest and Other Income, Net

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,
	2007	2006	2006 to 2007
Interest and other income, net	$8,265	$5,011	64.9%

Interest and other income, net, was $8.3 million, an increase of $3.3 million or 65% in the quarter ended May 31, 2007 compared to the corresponding period in the prior fiscal year. The change in net interest and other income is as follows:

($000s)	Year-over-year Change From May 31,
2006 to 2007
Increase in interest revenue	$2,354
Gain on foreign exchange	612
Ineffective portion of cash flow hedges	(10)
Decrease in interest expenses	298

Total year-over-year change	$3,254

The increase in interest revenue is attributable to a higher average portfolio size accompanied by a higher average yield on investments in the current quarter as compared to the same period in the prior fiscal year.

Income Tax Provision

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,
	2007	2006	2006 to 2007
Income tax provision	$6,563	$4,441	47.8%
Effective tax rate	22.7%	23.4%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three months ended May 31, 2007, we recorded an income tax provision of $6.6 million, representing an effective income tax rate of 23%. Comparatively, in the three months ended May 31, 2006, we recorded an income tax provision of $4.4 million, representing an effective income tax rate of 23%. We estimate our effective tax rate for the current fiscal year to be 22%, exclusive of any discreet items. This estimated effective tax rate was increased for the three-month period ended May 31, 2007 to 23% due to an adjustment related to interest on unrecognized tax benefits, which was partially offset by disqualifying dispositions of incentive stock options in the U.S. The estimated effective tax rate for fiscal 2007 was 24%, exclusive of any discreet items, which was reduced for the three-month period ended May 31, 2006 to 23% due to the reversal of a tax reserve of $118,000 in respect of a fiscal year that was closed for audit purposes in the quarter.

On March 1, 2007, we adopted FIN 48. As a result of the adoption there was an increase in income tax liabilities of $18,245,000 with a corresponding decrease in the balance of retained earnings. Upon adoption of FIN 48, the Corporation has elected an accounting policy to classify accrued interest related to liabilities for income taxes in income tax expense. Previously, interest related to liabilities for income taxes was classified as interest expense in arriving at pre-tax income. Penalties related to liabilities for income taxes continue to be classified as income tax expense. The adoption of FIN 48 did not have a material effect on the current quarter’s income tax provision. See additional information included in Note 7 to the interim Consolidated Statements.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at May 31, 2007	As at February 28, 2007	Percentage Change
Cash and cash equivalents	$490,714	$376,762	30.2%
Short-term investments	163,306	315,131	(48.2)

Cash, cash equivalents, and short-term investments	$654,020	$691,893	(5.5)
Working capital	457,844	488,482	(6.3)

($000s)	Three months ended May 31,		Percentage Change Three months ended May 31,
	2007	2006	2006 to 2007
Net cash provided by (used in):
Operating activities	$ 29,881	$ 72,640	(58.9)%
Investing activities	146,181	(126,449)	215.6%
Financing activities	(66,688)	(12,063)	*

	As at May 31, 2007	As at May 31, 2006
Days sales outstanding (DSO)	63	58

*	not meaningful

Cash, Cash Equivalents, and Short-term Investments

As of May 31, 2007, we held $654.0 million in cash, cash equivalents, and short-term investments, a decrease of $37.9 million from February 28, 2007. This decrease is primarily attributable to the repurchase of our shares on the open market as part of our publicly announced Share Repurchase Program and purchases by the trustee under our Restricted Share Unit Plan and cash payments for compensation related to our fiscal 2007 performance, partially offset by the collection of accounts receivable which were seasonally high at the end of fiscal 2007 and our net income for the period. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper, term deposits, banker’s acceptances and bearer deposit notes issued by major international banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper, corporate bonds, bearer deposit notes and government securities.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

Working Capital

Working capital represents our current assets less our current liabilities. As of May 31, 2007, working capital was $457.8 million, a decrease of $30.6 million from February 28, 2007. The change in working capital is attributable to the repurchase of our own shares under the previously announced 2006 Share Repurchase Plan as well as net purchases made under our Restricted Share Unit Plan, partially offset by collection of accounts receivable.

Days sales outstanding was 63 days at May 31, 2007, down from 70 days at February 28, 2007 and up from 58 days at May 31, 2006. We calculate our days sales outstanding based on ending accounts receivable balances and quarterly revenue.

Long-term Debt

As at February 28, 2007 and May 31, 2007, we had no long-term debt.

Net Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the three months ended May 31, 2007 was $29.9 million, as compared to $72.6 million in the comparative period last year. The decrease is largely attributable to changes in non-cash working capital items between the two periods. The significant changes in non-cash working capital between the periods relate to a decreased collection of accounts receivable and increased amounts of liabilities paid such as salaries, commissions, and related items compared to the same quarter last year.

Net Cash Used in Investing Activities

Cash provided by investing activities was $146.2 million for the three months ended May 31, 2007, as compared to a use of $126.4 million in the comparative period last year. During the quarter ended May 31, 2007, we had a decrease in short-term investments, as maturities of short-term investments, net of purchases, were $152.3 million. In comparison, during the quarter ended May 31, 2006, we had an increase in net short-term investments, as our purchases of short-term investments, net of maturities, were $120.0 million.

During the three month periods ended May 31, 2007 and May 31, 2006, we made fixed asset additions in the amount of $6.0 million and $6.4 million, respectively. The fixed asset additions in both periods related primarily to computer equipment and software, office furniture, and leasehold improvements.

Net Cash Used in Financing Activities

Cash used in financing activities was $66.7 million for the three months ended May 31, 2007, an increase of $54.6 million compared to the same period of the prior fiscal year. We issued 281,000 common shares for proceeds of $7.2 million during the three months ended May 31, 2007, compared to the issuance of 537,000 shares for proceeds of $12.9 million during the corresponding period in the prior fiscal year. The issuance of shares in the three months ended May 31, 2007 and 2006 was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors.

We purchased shares in the open market under a share repurchase program and our trustee purchased shares in the open market under our Restricted Share Unit Plan. We paid $48.0 million during the quarter to purchase 1,166,000 shares on the open market under the share repurchase program and $25.8 million for the purchase of 602,000 shares for the restricted share unit plan. Comparatively, for the three months ended May 31, 2006 we repurchased 652,000 shares at a value of $25.0 million under the share repurchase plan and there were no purchases under the restricted share unit plan.

The share repurchases made during both periods were part of distinct open market share repurchase programs through The Nasdaq Global Market or The Toronto Stock Exchange. The share repurchase programs have historically been adopted in October of each year and run for one year. They have allowed the Corporation to purchase no more than 10% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq Global Market or The Toronto Stock Exchange at prevailing open market prices and are paid out of general corporate funds. We cancel all shares repurchased under the bid. A copy of the Notice of Intention to Make an Issuer Bid is available from the Corporate Secretary.

Contracts and Commitments

We have an unsecured credit facility subject to annual renewal. This credit facility permits us to borrow funds or issue letters of credit or guarantee up to Cdn $27.0 million (U.S. $20.0 million), subject to certain covenants. As of May 31, 2007 and 2006, there were no direct borrowings under this facility.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

During fiscal 2005, the Corporation entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As of May 31, 2007, the Corporation had cash flow hedges, with maturities on January 14, 2008, to exchange the U.S. dollar equivalent of $68.2 million in foreign currency. At May 31, 2007 we had an unrealized loss in the amount of $5.4 million in relation to these contracts. We entered into these foreign currency exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

We may enter into foreign exchange contracts that we choose not to designate as a hedge for accounting purposes. We carry these contracts at their fair value with any gain or loss included in income. At May 31, 2007, we had twelve such contracts to exchange the U.S. dollar equivalent of $139.6 million Canadian dollars, at various dates between June 1, 2007 and August 28, 2007. We entered into these contracts to offset the foreign exchange risk on inter-company receivables that were not in the functional currency of the subsidiary which held them. The estimated incremental fair value of the derivative instruments is not material.

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the year ended February 28, 2007. The exact timing of reversal or settlement of our FIN 48 liabilities cannot be reasonably estimated at the end of the quarter. Accordingly, all amounts are recorded as long term.

We have never declared or paid any cash dividends on our common shares. Our current policy is to retain our earnings to finance expansion and to develop, license, and acquire new software products, and to otherwise reinvest in Cognos by means of our share repurchase and other programs.

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

•

The fee is fixed or determinable: A fee is fixed or determinable if it is a fixed amount of money or an amount that can be determined at the commencement of the contract, and is payable on Cognos’ standard payment terms. Fees are considered fixed or determinable unless a significant portion (more than 10%) of the licensing fee is due outside of the Corporation’s normal payment terms for similar transactions or is due more than 12 months after delivery, in which case revenue is recognized when payment becomes due from the customer. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. Our typical end user and reseller license agreements do not allow for refunds, returns or adjustments to the licensing fee. However, in the rare circumstance where this might occur and a refund, return or adjustment is agreed upon, revenue is recognized upon the expiration of the rights of exchange or return. For resellers, if they are newly formed, undercapitalized, or in financial difficulty, or if uncertainties about the number of copies to be sold by the reseller exist, fees are not considered fixed or determinable. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

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

Under this standard, companies are required to account for stock-based transactions using a fair value method and recognize the expense in the consolidated statements of income. We previously accounted for stock-based compensation transactions using the intrinsic value method in accordance with APB 25 and provided the pro forma disclosures prescribed by FAS 123. Prior to April 16, 2007 the exercise price of stock awards was equal to the closing market price of the stock on the trading day preceding the date of grant. Effective April 16, 2007 the exercise price of stock awards is equal to the closing market price of the stock on the trading day on which the awards were granted. The exemption to the accounting treatment for all periods is certain acquisition-related options.

Accordingly, with the exception of the acquisition-related compensation and awards granted under our deferred share and restricted share unit plans, no compensation cost had been recognized in the financial statements prior to fiscal 2007.

In order to calculate the fair value of stock-based payment awards, we use a binomial lattice model. This model requires the input of subjective assumptions, including stock price volatility, the expected exercise behavior and forfeiture rate. Expected volatilities are based on the historical volatility of our stock, implied volatilities from traded options on our stock and other relevant factors. We use historical data to estimate option exercise and employee termination within the valuation model: separate groups of employees that have similar exercise behavior and turnover rates are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option are determined by the U.S. Treasury yields and the Government of Canada benchmark bond yields for U.S. dollar and Canadian dollar options, respectively, in effect at the time of the grant.

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

Accounting for Income Taxes - As an entity which operates globally, we calculate our income tax liabilities in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the outcome of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate as well as impact our operating results.

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

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on March 1, 2007. Under FIN 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of FIN 48, we could have greater volatility in our effective tax rate in the future.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted. We are currently evaluating the impact of SFAS 157 on our consolidated results of operations and financial condition. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, at the same time as SFAS 157. We are currently evaluating the impact of SFAS 159 on our consolidated results of operations and financial condition. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated results of operations and financial condition.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ending May 31, 2007, a 100 basis-point adverse change in interest rates would have had a $0.01 impact on diluted earnings per share and would not have had a material effect on our consolidated financial position or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our business is conducted in and our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We typically have entered into foreign exchange forward contracts to manage our exposure. The forward contracts have typically been between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of May 31, 2007, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately two percent.

As we operate internationally, a substantial portion of our business is also conducted in currencies other than the U.S. dollar. Accordingly, our results are affected, and may be affected in the future, by exchange rate fluctuations of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. We cannot predict the effect of foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations, and financial condition.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the Corporation’s disclosure controls and procedures as of the end of the period covered by this quarterly report and as of the filing date.

Based upon our evaluation of the disclosure controls and procedures as of the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective at a reasonable assurance level as of May 31, 2007 to ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed is accumulated and communicated to our principal executive and principal financial officers as appropriate to allow timely decisions regarding disclosure.

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

Our business and our operational performance increasingly rely on larger transactions at the enterprise level. In any particular fiscal period, the presence or absence of one or more of these large transactions may have a material positive or negative effect on our anticipated revenue in that period. These large transactions represent significant business and financial decisions for our customers and involve the expenditure of considerable time and effort by us and our customers in the sales process. As well, these large transactions require additional levels of management approval when compared to smaller transactions. These factors tend to increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors, along with any other foreseen or unforeseen event, could result in lower than anticipated revenue for a particular period or in the reduction of estimated revenue in future periods.

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

Historically, our quarterly operating results have varied from quarter to quarter, and we anticipate this pattern will continue. We typically realize a larger percentage of our annual revenue and earnings in the fourth quarter of each fiscal year, and lower revenue and earnings in the first quarter of the following fiscal year. As well, in each quarter we typically close a larger percentage of sales transactions near the end of that quarter. As a result, it is difficult to anticipate the revenue and earnings that we will realize in any particular quarter until near the end of the quarter. Some of the causes of this difficulty are explained in other risk factors – in particular those entitled ‘Our sales forecasts may not match actual revenues in a particular period’, ‘Our reliance on larger transactions is increasing and larger transactions are complex and unpredictable’, and ‘Our expenses may not match anticipated revenues’.

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

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results as we report in U.S. dollars. For example, while foreign exchange fluctuations had a favorable impact on results in fiscal 2007, the Canadian dollar strengthened during fiscal 2006 resulting in greater than anticipated expenses when reported in U.S. dollars. Please see further discussion on foreign currency risk included in the Market Risk section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed April 27, 2007.

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

Making and integrating acquisitions and our other strategic decisions could impair our operating results.

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

The Financial Accounting Standards Board (“FASB”), the SEC, the Public Company Accounting Oversight Board (“PCAOB”) and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by FASB, the SEC, the PCAOB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner. For example, beginning with the first quarter of fiscal 2007, we began expensing the fair value of stock options. As a result, we now report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact on Cognos’ current financial statements of applying a fair value method of accounting for stock options is disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of our Form 10-K filed April 27, 2007 and in our Form 8-K filed on March 29, 2007.

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

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results, positively or negatively, in the fiscal year for which such determination is made. Further, FIN 48 could result in more volatility in our future effective tax rate as a result of the change in threshold for recognition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
				Restricted Share Unit Plan (# of shares)	Share Repurchase Program
March 1 to March 31, 2007	NIL	NIL	NIL	2,341,500	$117,176,736
April 1 to April 30, 2007	1,672,800	$41.75	1,071,300	1,740,000	$73,164,700
May 1 to May 31, 2007	94,300	$42.49	94,300	1,740,000	$69,157,662

Total	1,767,100	$41.79	1,165,600

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos. On June 23, 2005, the Corporation’s shareholders approved the extension of the term of the plan to September 30, 2015 and increased the number of authorized shares from 2,000,000 to 3,000,000. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit may be exchanged for one common share of Cognos. The common shares for which the restricted share units may be exchanged are purchased on the open market by a trustee appointed and funded by Cognos. During the quarter ended May 31, 2007, Cognos repurchased 601,500 shares at an average price of $42.93 under the restricted share unit plan.

On September 21, 2006, Cognos announced that it had adopted a share repurchase program which commenced on October 10, 2006 and ends on October 9, 2007 (the “2006 Share Repurchase Program”). The program allows Cognos to repurchase up to 8,000,000 common shares (which is less than 10% of the common shares outstanding on that date) provided that no more than $200,000,000 is expended in total under the program. During the quarter ended May 31, 2007, Cognos repurchased 1,165,600 shares at an average price of $41.20 under the 2006 Share Repurchase Program.

On July 5, 2007, Cognos announced that it had amended the 2006 Share Repurchase Program announced on September 21, 2006 to increase the maximum number of shares to be repurchased and the amount authorized to be expended under the program to 8,934,000 shares and U.S. $400,000,000.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Corporation held its Annual and Special Meeting of Shareholders on June 21, 2007.

b)

At the Annual and Special Meeting, shareholders elected the persons listed below as directors of the Corporation and approved the appointment of Ernst & Young LLP as the Corporation’s independent auditors for the fiscal year ending February 28, 2008 and authorized the Audit Committee of the Board to fix their remuneration. Shareholders also approved amendments to the Cognos Incorporated 2003-2016 Stock Option Plan (“Plan”) to: (i) increase the number of shares issuable under the Plan by 1,000,000 shares; and (ii) amend the “Termination and Amendment” provision (Section 17) of the Plan.

The voting results of the meeting are presented in the following table:

Voting Results

Annual and Special Meeting of Shareholders

June 21, 2007

	FOR	WITHHELD	BROKER NON-VOTES	AGAINST
Election of Directors

Robert G. Ashe	59,735,493	42,458	—	—
John E. Caldwell	56,358,420	3,421,531	—	—
Paul D. Damp	59,732,435	45,516	—	—
Pierre Y. Ducros	58,435,885	1,342,066	—	—
Robert W. Korthals	57,553,990	2,223,961	—	—
Janet R. Perna	59,734,285	43,666	—	—
John J. Rando	58,834,388	943,563	—	—
William V. Russell	58,837,836	940,115	—	—
James M. Tory	59,602,177	175,774	—	—
Renato Zambonini	59,338,781	439,170	—	—

Appointment of Auditors	59,299,933	477,618	—	—

Amendments to the 2003-2016 Stock Option Plan to increase the shares of common stock reserved for awards thereunder by 1.0 million shares as well as the other amendments summarized above.	35,798,609	—	7,618,517	16,386,239

Amendment to the provisions (Section 17) of the 2003-2016 Stock Option Plan.	44,713,764	—	7,681,212	7,408,389

Item 6. Exhibits

a) Exhibits

3.1	Restated Articles of Incorporation dated May 3, 2006 (incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-K filed for the year ended February 28, 2007)

3.2	Amended By-Laws of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)

10.40	Amended and Restated 2003-2016 Stock Option Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

July 9, 2007	/s/ Tom Manley
Date	Tom Manley Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE
10.40	Amended and Restated 2003-2016 Stock Option Plan	67

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	78

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	79

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	80