Form 10-Q
period 2007-08-31
COGNOS INC
filed 2007-10-05
CIK 746782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2007

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

The number of shares outstanding of the registrant’s only class of Common Stock as of September 27, 2007, was 83,313,838.

COGNOS INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(US$000s except share amounts, U.S. GAAP)

(Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
Revenue
Product license	$ 87,020	$ 78,005	$162,712	$151,740
Product support	115,177	103,262	228,615	203,443
Services	50,170	48,623	97,694	91,747

Total revenue	252,367	229,890	489,021	446,930

Cost of revenue
Cost of product license	1,530	1,445	2,963	3,202
Cost of product support	11,448	11,384	23,245	22,611
Cost of services	39,863	39,805	80,444	77,321

Total cost of revenue	52,841	52,634	106,652	103,134

Gross margin	199,526	177,256	382,369	343,796

Operating expenses
Selling, general, and administrative	135,310	117,981	260,737	235,573
Research and development	35,283	33,869	70,213	67,148
Amortization of acquisition-related intangible assets	1,805	1,702	3,607	3,403

Total operating expenses	172,398	153,552	334,557	306,124

Operating income	27,128	23,704	47,812	37,672
Interest and other income, net	6,210	6,216	14,475	11,227

Income before taxes	33,338	29,920	62,287	48,899
Income tax provision	6,793	6,160	13,356	10,601

Net income	$ 26,545	$ 23,760	$48,931	$38,298

Net income per share
Basic	$0.31	$0.26	$0.56	$0.43

Diluted	$0.31	$0.26	$0.55	$0.42

Weighted average number of shares (000s)
Basic	85,747	89,718	87,527	89,805

Diluted	86,202	90,221	88,180	90,523

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(US$000s, U.S. GAAP)

(Unaudited)

	August 31, 2007	February 28, 2007
Assets
Current assets
Cash and cash equivalents	$379,078	$ 376,762
Short-term investments	60,339	315,131
Accounts receivable	158,920	221,393
Income taxes receivable	6,708	2,274
Prepaid expenses and other current assets	32,562	29,724
Deferred tax assets	14,256	13,768

	651,863	959,052
Fixed assets, net	79,615	72,256
Intangible assets, net	14,362	17,767
Other assets	8,640	5,642
Deferred tax assets	10,292	5,950
Goodwill	226,455	232,094

	$991,227	$1,292,761

Liabilities
Current liabilities
Accounts payable	$ 31,166	$ 36,970
Accrued charges	38,711	36,628
Salaries, commissions, and related items	66,931	96,970
Income taxes payable	9,578	8,743
Deferred income taxes	4,065	6,363
Deferred revenue	238,473	284,896

	388,924	470,570
Non-current income tax payable	52,272	—
Deferred income taxes	3,185	30,751

	444,381	501,321

Stockholders’ Equity
Capital stock
Common shares and additional paid-in capital (August 31, 2007 – 83,213,184; February 28, 2007 – 89,725,774)	536,711	535,589
Treasury shares (August 31, 2007 – 1,202,901; February 28, 2007 – 617,369)	(47,193)	(22,064)
Retained earnings	50,496	273,575
Accumulated other comprehensive income	6,832	4,340

	546,846	791,440

	$991,227	$1,292,761

(See accompanying notes)

COGNOS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s, U.S. GAAP)

(Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
Cash flows from operating activities
Net income	$ 26,545	$ 23,760	$ 48,931	$ 38,298
Non-cash items
Depreciation and amortization	7,524	7,360	14,853	14,600
Stock-based compensation	7,493	4,586	15,127	9,743
Deferred income taxes	(2,958)	(413)	(2,564)	4,768
Non-current income taxes	2,187	—	4,323	—
Loss on disposal of fixed assets	3	377	56	516
Change in non-cash working capital
Decrease (increase) in accounts receivable	8,469	(4,865)	65,909	76,275
Increase in income tax receivable	(61)	(1,485)	(4,423)	(5,792)
Decrease (increase) in prepaid expenses and other current assets	(2,178)	522	(1,266)	7,413
Decrease in accounts payable	(5,371)	(2,969)	(7,448)	(9,996)
Increase (decrease) in accrued charges	2,783	(352)	1,238	1,258
Increase (decrease) in salaries, commissions, and related items	(144)	6,230	(32,031)	(8,595)
Increase in income taxes payable	702	4,206	1,190	851
Decrease in deferred revenue	(22,667)	(20,836)	(51,687)	(40,568)

Net cash provided by operating activities	22,327	16,121	52,208	88,771

Cash flows from investing activities
Maturity of short-term investments	164,432	264,354	460,273	376,969
Purchase of short-term investments	(60,344)	(191,486)	(203,863)	(424,122)
Additions to fixed assets	(6,504)	(4,544)	(12,493)	(10,915)
Additions to intangible assets	(496)	(370)	(785)	(696)
Increase in other assets	(3,466)	(488)	(3,328)	(219)

Net cash provided by (used in) investing activities	93,622	67,466	239,804	(58,983)

Cash flows from financing activities
Issue of common shares	2,741	576	9,897	13,511
Purchase of treasury shares	(583)	(2,545)	(26,408)	(2,545)
Repurchase of shares	(231,027)	—	(279,046)	(24,998)

Net cash used in financing activities	(228,869)	(1,969)	(295,557)	(14,032)

Effect of exchange rate changes on cash	1,284	(1,297)	5,861	3,109

Net increase (decrease) in cash and cash equivalents	(111,636)	80,321	2,316	18,865
Cash and cash equivalents, beginning of period	490,714	337,178	376,762	398,634

Cash and cash equivalents, end of period	379,078	417,499	379,078	417,499
Short-term investments, end of period	60,339	200,585	60,339	200,585

Cash, cash equivalents, and short-term investments, end of period	$439,417	$618,084	$439,417	$618,084

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

As required by SOP 97-2, the Corporation establishes VSOE of fair value for each element of a contract with multiple elements (i.e., delivered and undelivered products, support obligations, education, consulting, and other services). The Corporation determines VSOE for service elements based on the normal pricing and discounting practices for those elements when they are sold separately. For PCS, VSOE of fair value is based on the PCS rates contractually agreed to with customers, if the rate is consistent with our customary pricing practices. Absent a stated PCS rate, a consistent rate, which represents the price when PCS is sold separately based on PCS renewals, is used.

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

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Stock-based compensation expense recognized for the three and six months ended August 31, 2007 and 2006 is as follows:

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
	($000s)
Compensation cost recognized
Cost of Product Support	$ 146	$ 65	$ 256	$ 161
Cost of Services	238	159	427	346
Selling, General and Administrative	6,713	5,100	13,227	9,404
Research and Development	800	433	1,493	924

Total	7,897	5,757	15,403	10,835
Tax benefit recognized	(1,039)	(528)	(2,640)	(1,459)

Net Stock-based Compensation Cost	$6,858	$5,229	$12,763	$ 9,376

Stock Options

The fair value of the options granted after March 1, 2005 was estimated at the date of grant using a binomial lattice option-pricing model. Prior to March 1, 2005, the Corporation used the Black-Scholes option-pricing model to estimate the fair value of options at the grant date. The following weighted-average assumptions were used for options granted during the following periods:

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
Risk-free interest rates	4.9%	4.3%	4.4%	4.4%
Expected volatility	35%	43%	35%	41%
Dividend yield	0%	0%	0%	0%
Expected life of options (years)	4.1	4.0	4.1	3.9

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

During the first quarter of the Corporation’s fiscal year 2008, the Corporation changed the date which it uses to determine the exercise price of stock awards. Prior to April 16, 2007 the exercise price of stock awards was equal to the closing market price of the Corporation’s common stock on the TSX on the trading day immediately preceding the date of grant. Effective April 16, 2007, the exercise price of stock awards is equal to the closing market price of the Corporation’s common stock on the TSX on the trading day on which the awards are granted.

Options outstanding that have vested and are expected to vest as of August 31, 2007 are as follows:

	Number of Awards (000s)	Weighted- average exercise price (in $)	Aggregate intrinsic value (1) ($000s)	Weighted- average remaining contractual term (in years)
Outstanding, March 1, 2007	8,381	$33.55	$47,215	2.5
Granted	545	42.24
Cancelled	(220)	37.78
Exercised	(335)	25.70

Outstanding, August 31, 2007	8,371	37.52	35,812	2.3

Exercisable, August 31, 2007	6,068	37.01	30,824	1.8
Unvested, August 31, 2007	2,303	38.89	4,988	3.6

(1)

The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of $38.11 and $40.03 for the Corporation’s stock on the NASDAQ on February 28, 2007 and August 31, 2007, respectively.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Additional information with respect to stock option activity is as follows:

	Number of Awards (in 000s)	Weighted- average grant date fair value (in $)
Unvested at March 1, 2007	3,078	$11.12
Granted	545	13.97
Vested	(1,175)	11.71
Forfeited	(145)	11.57

Unvested at August 31, 2007	2,303	11.23

The weighted-average grant date fair value of options granted during the six month period ended August 31, 2007 was $13.97 for a total fair value of $7,614,000. Options with a fair value of $13,748,000 vested during the six month period ended August 31, 2007. The total intrinsic value of options exercised during the six month period ended August 31, 2007 was $5,250,000. The actual tax benefit realized for the tax deductions from option exercises in certain jurisdictions and the deduction of stock-based compensation in others for the six month period ended August 31, 2007 was $837,000.

As of August 31, 2007, there was $25,702,000 of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Share Unit Plan

The Corporation also maintains a Restricted Share Unit Plan in which employees, officers, and directors of the Corporation and its subsidiaries are eligible to participate. Subject to performance and/or service provisions set out in each participant’s award agreement, each restricted share unit (“RSU”) will be exchangeable for one common share of the Corporation. Performance targets are based on company-wide performance goals such as operating margin and revenue growth. RSUs contingently vest over a period of 1 to 4 years.

The fair value of each RSU is determined on the date of grant based on the value of the Corporation’s stock on that day. For RSUs granted based on corporate performance, the Corporation estimates its achievement against the performance goals which are based on the Corporation’s business plan approved by the Board of Directors. The estimated achievement is updated to reflect the Corporation’s outlook for the fiscal year as at the end of each fiscal quarter. Compensation cost is only recognized to the extent that performance goals are achieved.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The common shares for which RSUs may be exchanged are purchased on the open market by a trustee appointed and funded by the Corporation. As no common shares will be issued by the Corporation pursuant to the plan, the plan is non-dilutive to existing shareholders.

Activity in the RSU plan for the six month period ended August 31, 2007 was as follows:

	Restricted Share Units	Weighted- Average Grant Day Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000s)			($000)
Outstanding, March 1, 2007	754	$35.46	3.0	$28,745
Granted	493	42.07
Vested	(31)	30.54
Forfeited	(37)	41.59

Outstanding, August 31, 2007	1,179	$38.17	3.2	$47,211

The weighted-average grant date fair value of RSUs granted during the six month period ended August 31, 2007 was $42.07. The fair value of the Corporation’s stock at August 31, 2007 was $40.03. The total intrinsic value of RSUs that vested during the six month period ended August 31, 2007 was $1,296,000.

As of August 31, 2007, there was $34,032,000 of total unrecognized compensation cost related to unvested RSUs; that cost is expected to be recognized over a weighted-average period of 2.7 years.

The Corporation expects to purchase up to 260,000 shares in the upcoming year to meet RSU commitments if certain performance goals are achieved.

Employee Stock Purchase Plan

The Corporation sponsors the Cognos Employee Stock Purchase Plan (“ESPP”). A participant in the ESPP authorizes the Corporation to deduct an amount per pay period that cannot exceed five (5) percent of annual target salary divided by the number of pay periods per year. Deductions are accumulated during each of the Corporation’s fiscal quarters (“Purchase Period”) and, on the first trading day following the end of any Purchase Period, these deductions are applied toward the purchase of common shares. The purchase price per share is at a 10% discount from the simple average of the high and low prices of Cognos stock on the Toronto Stock Exchange, as defined in the plan. As the ESPP is considered a compensatory plan under FAS 123R, the Corporation recognized $37,000 and $85,000 of ESPP compensation expense in the three and six month periods ended August 31, 2007, respectively and $100,000 and $274,000 for the three and six months periods ended August 31, 2006, respectively.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Deferred Share Unit Plan for Non-employee Directors

The Corporation has established a deferred share unit plan for its non-employee directors (“DSU Plan”). A DSU is a unit, equivalent in value to a share of the Corporation, credited by means of a bookkeeping entry in the books of the Corporation to an account in the name of the non-employee director. DSUs represent the variable (at risk) component of the directors’ compensation. At the end of the director’s tenure, the director must redeem the DSUs and, at the option of the Corporation, is either (i) paid the market value of the shares represented by the DSUs, or (ii) receives the whole number equivalent of the number of DSUs in shares of the Corporation purchased on the open market. A director is required to hold 5,000 DSUs or shares of the Corporation which must be attained within three (3) years of the director commencing service on the Board. At August 31, 2007, the Corporation had a liability of $6,092,000 in relation to the DSU Plan based on the value of the Corporation’s stock at that date.

4.	Intangible Assets

	As at August 31, 2007		As at February 28, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Amortization Rate
	($000s)		($000s)
Acquired technology	$43,107	$36,702	$43,107	$33,758	20%
Contractual relationships	10,154	5,265	10,154	4,609	12.5%
Trademarks and patents	8,003	4,935	7,217	4,344	20%

	61,264	$46,902	60,478	$42,711

Accumulated amortization	(46,902)		(42,711)

Net book value	$14,362		$17,767

During the three months ended August 31, 2007 and August 31, 2006, there were additions to trademarks and patents in the amount of $496,000 and $371,000, respectively, and $786,000 and $696,000 in the six months ended August 31, 2007 and August 31, 2006, respectively.

The amortization of trademarks and patents is included in selling, general, and administrative expenses and the amortization of acquired technology and contractual relationships is included in income as amortization of acquisition-related intangibles. The following table sets forth the allocations:

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
	($000s)		($000s)
Amortization of acquisition-related intangibles	$1,805	$1,702	$3,607	$3,403
Selling, general, and administrative expenses	308	248	590	490

Total	$2,113	$1,950	$4,197	$3,893

The estimated amortization expense related to intangible assets in existence as at August 31, 2007, over the next five years, is as follows ($000s):

2008 (Q3 to Q4)	$3,574
2009	4,194
2010	3,403
2011	2,503
2012	646
2013	42

5.	Goodwill

During the three months ended August 31, 2007 and August 31, 2006, there were no changes to goodwill. During the six months ended August 31, 2007, there were reductions to goodwill of $5,639,000 as a result of recognizing $5,814,000 of tax benefits related to the acquisition of Adaytum, Inc., offset by $175,000 of tax liabilities assumed relating to the acquisition of Celequest Corporation (“Celequest”). During the six months ended August 31, 2006, there were no changes to goodwill.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
	($000s)		($000s)
Beginning balance	$226,455	$225,709	$232,094	$225,709
Adjustments	—	—	(5,639)	—

Closing balance	$226,455	$225,709	$226,455	$225,709

6.	Commitments and Contingencies

Legal Proceedings

During the fiscal quarter ended August 31, 2007, two separate, unrelated lawsuits were filed against a number of enterprise software companies, including Cognos, for patent infringement. The first case, Diagnostic Systems Corporation v. Oracle, et. al., Case No. SACV07-960 AG (MLGx) was filed on August 15, 2007, in the United States District Court for the Central District of California. The second case, Juxtacomm Technologies, Inc v. Ascential Software Corporation, et. al., Case No. 2:07-CV-00359-TJW, was filed on August 17, 2007, in the United States District Court for the Eastern District of Texas, Marshall Division. Cognos is investigating the allegations in both lawsuits and intends to defend the cases vigorously. The outcome of these legal proceedings is not determinable at this time and no provision has been made in the consolidated financial statements.

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

The Corporation estimates its effective tax rate for fiscal 2008 to be 22%, exclusive of any significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect. This estimated effective tax rate was reduced for the three and six-month periods ended August 31, 2007 to 20% and 21%, respectively, due to adjustments related to prior year tax provisions as a result of filing tax returns in certain jurisdictions. The Corporation estimated its effective tax rate for fiscal 2007 to be 24%, exclusive of all other items. This estimated effective tax rate was reduced for the three and six-month periods ended August 31, 2006 to 21% and 22%, respectively, due to adjustments related to a modification of an intercompany commercial arrangement and an election in respect of the functional currency of a subsidiary.

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

Upon adoption of FIN 48, the Corporation elected an accounting policy to classify accrued interest related to liabilities for income taxes in income tax expense. Previously, interest related to liabilities for income taxes was classified as interest expense in arriving at pre-tax income. Penalties related to liabilities for income taxes continue to be classified as income tax expense. At March 1, 2007, the Corporation has accrued approximately $7,483,000 and $3,292,000 for the potential payment of interest and penalties, respectively.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

Applying the recognition and measurement criteria of FIN 48, the total amount of unrecognized tax benefits and related interest increased by approximately $1,374,000 during the three-month period ending August 31, 2007. This increase consisted of $516,000 for unrecognized tax benefits related to transfer pricing positions and $858,000 for interest related to unrecognized tax benefits from prior periods. For the six-month period ending August 31, 2007, the total amount of unrecognized tax benefits and related interest increased by approximately $1,122,000 and $2,023,000, respectively. As of August 31, 2007, the Corporation had approximately $38,436,000 of unrecognized tax benefits. If recognized, approximately $32,455,000 of this amount would impact the effective tax rate.

It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. The increase in amount of unrecognized tax benefits relating to transfer pricing positions for the year is expected to be in the range of $2,000,000 to $3,000,000. The amount of interest related to unrecognized tax benefits to be accrued in the current year in income tax expense is expected to be in the range of $3,000,000 to $5,000,000. These amounts are included in the Corporation’s estimated effective tax rate for the full year. In addition, depending on the outcome of open examinations, or as a result of the expiration of statutes of limitations, it is reasonably possible that the amount of unrecognized tax benefits recorded in the Corporation’s financial statements will also decrease in the next twelve months. At this time, it is not possible to estimate the amount of such decrease. Any decrease would be recognized as additional tax benefits in the Corporation’s income statement.

The Corporation or its subsidiaries file income tax returns in Canada, the United States, and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities provided the tax years remain open to audit under the relevant statute of limitations. The Corporation is currently under examination in Canada, for the years 2003, 2004 and 2006, and in the United Kingdom for the year 2004. The following summarizes the open tax years by major jurisdiction:

Canada	2000 to 2007
United States	2004 to 2007
Barbados	1998 to 2007
United Kingdom	2004 to 2007
Netherlands	2006 to 2007
Australia	2003 to 2007

8.	Stockholders’ Equity

The Corporation issued 87,000 common shares for proceeds of $2,741,000, and 19,000 common shares for proceeds of $576,000 during the three-month periods ended August 31, 2007, and August 31, 2006, respectively. The Corporation issued 368,000 common shares for proceeds of $9,897,000 and 556,000 common shares for $13,511,000 during the six months ended August 31, 2007 and August 31, 2006, respectively. The issuance of shares in fiscal 2008 and 2007 was pursuant to the Corporation’s stock purchase plan and the exercise of stock options by employees, officers and directors.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The Corporation repurchases shares in the open market under a share repurchase program and under a restricted share unit plan. During the three and six months ended August 31, 2007, the Corporation repurchased 5,715,000 shares at a value of $231,027,000 and 6,881,000 shares at a value of $279,046,000, respectively, under the Corporation’s share repurchase program. During the six months ended August 31, 2006, the Corporation repurchased 652,000 shares at a value of $24,998,000 under the Corporation’s share repurchase program, and there were none repurchased in the three months ended August 31, 2006.

During the three and six months ended August 31, 2007, a trustee purchased 15,000 shares valued at $583,000 and 617,000 shares valued at $26,408,000, respectively, at the Corporation’s expense, to honor commitments under the Corporation’s restricted share unit plan. During both the three and six months ended August 31, 2006, a trustee purchased 80,000 shares valued at $2,545,000 at the Corporation’s expense to honor commitments under the Corporation’s restricted share unit plan.

Net Income per Share

The reconciliation of the numerator and denominator for the calculation of basic and diluted net income per share is as follows:

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in United States dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

(000s except per share amounts)

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
Basic Net Income per Share
Net income	$26,545	$23,760	$48,931	$38,298

Weighted average number of shares outstanding	85,747	89,718	87,527	89,805

Basic net income per share	$0.31	$0.26	$0.56	$0.43

Diluted Net Income per Share
Net income	$26,545	$23,760	$48,931	$38,298

Weighted average number of shares outstanding	85,747	89,718	87,527	89,805
Dilutive effect of stock options	455	503	653	718

Adjusted weighted average number of shares outstanding	86,202	90,221	88,180	90,523

Diluted net income per share	$0.31	$0.26	$0.55	$0.42

9.	Comprehensive Income

Comprehensive Income includes net income and other comprehensive income (“OCI”). OCI refers to changes in net assets from certain transactions and other events, and circumstances other than transactions with stockholders. These changes are recorded directly as a separate component of Stockholders’ Equity and excluded from net income. OCI includes the foreign currency translation adjustments for subsidiaries that do not use the U.S. dollar as their functional currency net of gains or losses on derivatives designated as a hedge of the net investment in foreign operations, and the effective portion of cash flow hedges where the hedged item has not yet been recognized in income, and changes in the funded status of the defined benefits postretirement plan that has not yet been recognized in income. Tax effects of foreign currency translation adjustments pertaining to those subsidiaries are generally included in OCI.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The components of comprehensive income, net of tax, were as follows ($000’s):

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2006	2006
Net income	$26,545	$23,760	$48,931	$38,298
Other comprehensive income (loss):
Foreign currency translation adjustments	1,635	(1,246)	2,656	135
Change in net unrealized loss on derivative instruments	141	496	269	324
Change in the funded status of the defined benefits postretirement plan	—	—	(433)	—

Comprehensive income	$28,321	$23,010	$51,423	$38,757

10.	Segmented Information

The Corporation operates in one business segment as one reporting unit — computer software solutions.

11.	Restructuring Activities

Margin Improvement Plan

In September 2006, in order to streamline the organization and improve its operating margin on a long term basis, the Corporation announced a restructuring plan. The plan included a reduction of 204 personnel or 6% of the Corporation’s global workforce, focused primarily on the elimination of redundant management and non-revenue-generating positions.

As part of this plan, and in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Corporation incurred approximately $26,713,000 in total pre-tax charges. Substantially all of the pre-tax charges are one-time employee termination benefits and were included in the income statement during fiscal 2007 in cost of support, cost of services, selling, general and administrative expenses or research and development expenses, depending on the employee’s job function. The cash related accrual is included on the balance sheet as salaries, commissions and related items and the effects of remeasurement of stock-based compensation are included in common shares and additional paid-in-capital. The implementation of the plan has not yet been completed as some severance packages in France have not yet finalized. As a result, the Corporation could incur additional liabilities. The Corporation expects all payments to be made by the end of its fiscal year 2009.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

The following table sets forth the activity and the remaining liability for the Corporation’s restructuring plan for the six-month period ended August 31, 2007: ($000s)

Employee separations
Balance as at February 28, 2007	$7,582
Cash payments during the first six months of fiscal 2008	(4,175)
Adjustment	(312)
Foreign exchange adjustment	639

Balance as at August 31, 2007	$3,734

12.	New Accounting Pronouncements

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

In June 2007, the FASB ratified EITF 07-3, Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2009. The Corporation is currently evaluating the impact of the pending adoption of EITF 07-3 on its consolidated financial statements.

COGNOS INCORPORATED

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in U.S. dollars, unless otherwise stated)

(In accordance with U.S. GAAP)

13.	Subsequent Events

Tender offer for Applix, Inc.

On September 4, 2007, the Corporation entered into an Agreement and Plan of Merger to acquire Applix, Inc., (“Applix”) a publicly held company (Nasdaq: APLX) based in Westborough, MA which is a leading provider of business analytics software solutions. Under the terms of the agreement, Applix shareholders will receive $17.87 per common share, or approximately $339,000,000, $306,000,000 net of Applix cash on hand. The Board of Directors of Applix recommended that the shareholders of Applix accept the offer. The acquisition will be conducted by means of a tender offer for all of the outstanding shares of Applix, followed by a merger of Applix with the Corporation’s merger subsidiary that will result in Applix becoming an indirect, wholly-owned subsidiary of Cognos. The Corporation is acquiring Applix primarily to add Applix’s software to its product suite.

The commencement and closing of the tender offer, as well as the completion of the merger, is subject to customary closing conditions and the receipt of anti-trust or merger control approvals. On September 14, 2007, the Corporation was granted early termination of the mandatory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. In addition, the Corporation’s acceptance of tendered shares is subject to the Corporation’s ownership, following such acceptance, of at least a majority of all then outstanding shares of Applix on a fully-diluted basis. On September 18, 2007, the Corporation commenced the tender offer for all of the outstanding shares of Applix.

Revolving Credit Facility

On September 28, 2007 the Corporation entered into a five year committed unsecured revolving credit facility (the “Credit Facility”) with major Canadian and U.S. based banks. The Credit Facility provides for borrowing up to $200 million which can be drawn in U.S. dollars or Canadian dollars.

The Credit Facility is available for general corporate purposes. At October 5, 2007, no amount has been drawn on the Credit Facility.

Item 2.

COGNOS INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in United States dollars, unless otherwise indicated, and in accordance with U.S. GAAP)

FORWARD-LOOKING STATEMENTS/SAFE HARBOR

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (“fiscal 2007”). Certain statements made in this MD&A that are not based on historical information are forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and Section 138.4(9) of the Ontario Securities Act. Terms and phrases such as, “opportunity”, “expected”, “plans”, “aimed at”, “intends” and similar terms and phrases are intended to identify these forward-looking statements. Such forward-looking statements relate to and include, among other things, our expectations regarding future share purchases; our expectations regarding our future revenues, net income and earnings; our expectations regarding our pending acquisition of Applix, including its impact on our future revenues and net income and our expectations regarding integration; the contribution of Cognos 8 Business Intelligence (“Cognos 8”) and Cognos Planning to our revenue, earnings and business; our anticipated tax rates and tax benefits and liabilities; market trends, including the strength of the business intelligence (“BI”) market; new and existing product innovations, developments and releases; our sales force structure and model and our relationships with systems integrators and subcontractors; severance payments under our margin improvement plan; the decline in license revenue from stand alone products replaced by Cognos 8; the growth of performance management (“PM”) in the software industry; the trend towards and impact of standardization and larger transactions and our ability to execute on them; consolidation in our industry; foreign currency trends and their effects, including on our business and operating margin; our policy regarding payment of dividends; the adequacy of our capital to meet our requirements; the impact on our financial statements of investments in asset-backed commercial paper; the strength of our intellectual property protection; the impact of new accounting pronouncements; drivers of growth in the BI market; our investments in personnel and technology; and our expense management.

These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, Cognos’ ability to consummate the pending acquisition of Applix; the conditions to the completion of the transaction, including a sufficient number of Applix shares being tendered, may not be satisfied, or the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; and the combined companies’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; the possibility that the combined companies may be unable to achieve expected synergies and operating efficiencies in the merger within the expected time-frames or at all and to successfully integrate Applix’s operations into those of Cognos; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationshipswith employees, customers, clients or suppliers) may be greater than expected following the transaction; the retention of certain key employees of Applix may be difficult; Cognos and Applix are subject to intense competition and increased competition is expected in the future; Cognos’ transition to new products and releases, including Cognos 8 and customer acceptance and implementation of Cognos 8; a continuing increase in the number of larger customer transactions and the related lengthening of sales cycles and challenges in executing on these sales opportunities; the incursion of enterprise resource planning and other major software companies into the BI market; continued BI and software market consolidation and other competitive changes in the BI and software market; the planning and cooperation required to install and operate our products in complex business environments; our ability to maintain or accurately forecast revenue or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to identify, hire, train, motivate, retain, and incent highly qualified management/other key personnel (including sales personnel) and our ability to manage changes and transitions in management/other key personnel; fluctuations in our quarterly and annual operating results; currency fluctuations; our ability to develop, introduce and implement new products as well as enhancements or improvements for existing products that respond, in a timely fashion, to customer/product requirements and rapid technological change; risks associated with our international operations, such as the impact of the laws, regulations, rules and pronouncements of jurisdictions outside of Canada and their interpretation by courts, tribunals, regulatory and similar bodies of such jurisdictions; our ability to identify, pursue, and complete acquisitions with desired business results; the effect of new accounting pronouncements or guidance, including the impact of FAS 123R; the impact of pending litigation; unauthorized use or misappropriation of our intellectual property; the effect of potential liability claims if our products or services fail to perform as intended; fluctuations in our tax exposure; as well as the risk factors discussed previously and in other periodic reports filed with the Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”). Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

Discussion of Non-GAAP Financial Measures

In addition to our GAAP results, Cognos discloses adjusted operating margin percentage, net income and net income per share, referred to respectively as “non-GAAP operating margin percentage,” “non-GAAP net income,” and “non-GAAP net income per diluted share.” These items, which are collectively referred to as “Non-GAAP Measures”, exclude the impact of stock-based compensation, the amortization of acquisition-related intangible assets and the restructuring charges related to our margin improvement plan implemented in the third quarter of fiscal 2007, (collectively “Excluded Items”) as these charges are considered non-recurring. From time to time, subject to the review and approval of the audit committee of the Board of Directors, management may make other adjustments for revenues, expenses, gains and losses that it does not consider reflective of core operating performance in a particular period and may modify the Non-GAAP Measures by adjusting these revenues, expenses, gains and losses. Management makes these adjustments so that core operating performance reflects management’s business activities as well as changes within the software industry.

Management defines its core operating performance to be the revenues recorded in a particular period and the expenses incurred within that period which management has the capability of directly affecting in order to drive operating income. The Excluded Items are excluded from our core operating performance because the decisions which gave rise to these expenses were not made to drive revenue in a particular period, but rather were made for our long-term benefit over multiple periods. While strategic decisions, such as the decisions to issue stock-based compensation, to acquire a company or to restructure the organization, are made to further our long-term strategic objectives and do impact our income statement under GAAP, these items affect multiple periods and management is not able to change or affect these items within any particular period. Therefore, management excludes these impacts in its planning, monitoring, evaluation and reporting of our underlying revenue-generating operations for a particular period.

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

In the case of stock-based compensation, as disclosed in our Annual Report on Form 10-K, Item 11, (which incorporates by reference the Corporation’s Proxy Statement, specifically the Compensation Discussion and Analysis) for the fiscal year ended February 28, 2007 (“2007 Form 10-K”), our compensation strategy is to use stock-based compensation as a key tool to align management “to make strategic decisions and to manage Cognos with a view to increasing shareholder value through an increase in Cognos’ share price over the medium and long-term.” Whether the grant of stock options or restricted share units are part of a Key Employee grant, are merit based or are granted based on meeting specific performance criteria in a measurement period, these grants vest over time and are aimed at long-term employee retention, rather than at motivating or rewarding operational performance for any particular period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational performance in any particular period. We use annual cash bonus payouts for executives and other employees to motivate and reward annual operational performance in the areas of revenue and operating margin achievement. Since the beginning of fiscal year 2007, we have measured operating margin achievement on a non-GAAP basis, excluding stock-based compensation and amortization of acquisition-related intangible asset expenses.

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

The margin improvement plan reflected a fundamental realignment of our business, including significant personnel reductions within higher levels of management. The restructuring charges are excluded in our Non-GAAP Measures because they are significantly different in magnitude and character from routine personnel adjustments that management makes when monitoring and conducting the Corporation’s core operations during any particular period. The restructuring decision and related expenses are not related to operating performance for any particular period, and are not subject to change by management in any particular period. Instead, the restructuring was intended to align our business model and expense structure to our position in the market we were experiencing, and expect to continue to experience, over the long term.

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

Ultimately, the Excluded Items are incurred to further our long-term strategic objectives, rather than to achieve operational performance objectives for any particular period. As such, supplementing GAAP disclosure with non-GAAP disclosure using the Non-GAAP Measures provides management with an additional view of operational performance by adjusting revenues, expenses, gains and losses that are not directly related to performance in any particular period. Further, management considers this supplemental information to be beneficial to shareholders because it shows our operating performance without the impact of charges that are largely unrelated to the performance of our underlying revenue-generating operations during the period in which the charges are recorded. Including such disclosure in our filings also provides investors with greater transparency on period-to-period performance and the manner in which management views, conducts and evaluates the business.

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

ABOUT COGNOS

Cognos, the world leader in business intelligence and performance management solutions, provides world-class enterprise planning and BI software and services to help companies plan, understand, and manage financial and operational performance.

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

Cognos serves more than 23,000 customers in more than 135 countries, and its top 100 enterprise customers consistently outperform market indexes. Cognos performance management solutions and services are also available from more than 3,000 worldwide partners and resellers.

Our strategy is to take a leadership role in performance management (“PM”), anchored by the two pillars of that market—Business Intelligence (“BI”) and Financial Performance Management (“FPM”). Our revenue is derived primarily from the licensing of our software and the provision of related services for BI and FPM solutions. These related services include product support, education, and consulting. We generally license software and provide services subject to terms and conditions consistent with industry standards. For an annual fee, customers may contract with us for product support services, which include product and documentation enhancements, as well as tele-support and web-support.

OVERVIEW OF THE QUARTER

We delivered solid financial results for the second quarter of fiscal 2008. Highlighting these results were growth in total revenue of 10% and earnings per share of 19% compared to the second quarter of the prior year. The growth in revenue was led by significant increases in our license and product support revenues, which were both up 12%, when compared to the corresponding period last year. Our earnings per share and net income for the quarter were negatively affected by a strong Canadian dollar which increased against the U.S. dollar; this decrease was more than offset by increases in revenue on a local currency basis, as well as the positive effects of changes in other currencies, such as the euro. We increased our focus on expense management given the negative impact of the exchange rate fluctuations. Our earnings per share was also affected by a reduction in the number of outstanding shares, a result of the purchase and cancellation of common shares under our Share Repurchase Programs.

Operating Performance

Revenue for the three-month period ended August 31, 2007 was $252.4 million, an increase of 10% from $229.9 million for the corresponding period last year. License revenue increased 12% to $87.0 million, compared with $78.0 million in the second quarter last fiscal year. License revenue was up due to a combination of factors including increased sales capacity as we ended the quarter with 411 sales representatives, overall larger average order sizes and the effects of foreign exchange. Product support revenue increased 12% to $115.2 million as we continue to expand our customer base and experience solid renewal rates. Services revenue also contributed to the growth in revenue during the quarter, increasing 3% to $50.2 million from $48.6 million for the same quarter last year.

We signed 9 contracts in excess of one million dollars during the quarter, compared with 10 contracts in the corresponding period last year. The number of contracts greater than $200,000 increased 8% while contracts greater than $50,000 decreased 4% compared to the corresponding period last year. Average license order size for orders greater than $50,000 was $205,000 for the three months ended August 31, 2007, compared to $181,000 in the corresponding period last year. We believe that order size is an indication of the scale of investment our customers are making in our products. These larger investments create a foundation for future growth as it enables us to generate additional software licensing revenue and ongoing maintenance renewals.

Net income for the three-month period ended August 31, 2007 was $26.5 million or $0.31 per diluted share compared to net income of $23.8 million or $0.26 per diluted share for the same period last year, representing an increase in net income of 12% and an increase in earnings per share of 19%. The increase in net income for the quarter was primarily due to an increase in revenue, particularly in our higher margin license and product support revenues, as well as the benefit of the strength in most foreign currencies against the U.S. dollar. The increase in revenue was partially offset by the unfavorable effect of foreign currency on expenses, predominantly the stronger Canadian dollar, and an increase in our selling, general and administrative costs. The percentage increase in earnings per share is significantly greater than the percentage increase in net income as a result of our repurchase and cancellation of over 8.9 million shares, under the 2006 Share Repurchase Program, during the previous 4 quarters.

Non-GAAP net income for the three months ended August 31, 2007 was $34.7 million and non-GAAP net income per diluted share was $0.40 compared to non-GAAP net income of $30.0 million and non-GAAP net income per diluted share of $0.33 for the corresponding period last year. The Non-GAAP Measures presented herein, including non-GAAP net income, exclude the impact of stock-based compensation, the amortization of acquisition-related intangible assets, and restructuring charges. Management uses the Non-GAAP Measures to measure core operating performance in individual periods. Management’s use of the Non-GAAP Measures is further discussed in the section entitled “Discussion of Non-GAAP Financial Measures” and a reconciliation between the Non-GAAP Measures and the most closely related GAAP measure is included in the section entitled “Non-GAAP Financial Measures”.

Our balance sheet remains strong, ending the quarter with $439.4 million in cash, cash equivalents, and short-term investments. This represents a decrease of $214.6 million from May 31, 2007, primarily attributable to the repurchase of $231.0 million of our own shares as part of the Share Repurchase Program.

Recent Announcements

On September 5, 2007, we announced that we had entered into a definitive agreement to acquire all of the outstanding shares of Applix, Inc. (“Applix”). With this acquisition, we expect to further extend our position as a leading independent provider of business intelligence and financial performance management solutions. The planned acquisition is a cash tender offer of $17.87 per share, which equates to approximately $339.0 million or $306.0 million net of Applix cash on hand. The transaction is subject to the receipt of regulatory approvals and other customary closing conditions. We expect the acquisition to be completed in the fourth quarter of calendar 2007.

During the quarter, we announced an amendment to the stock repurchase program which commenced on October 10, 2006. The amended program increases the maximum amount authorized to be expended from U.S. $200.0 million to U.S. $400.0 million and the maximum number of shares that may be purchased by the Corporation from 8,000,000 to 8,934,000 common shares (which represents approximately 10% of the Corporation’s public float as of September 20, 2006). We initiated the stock repurchase program as we are of the view that from time to time the market price of our common shares does not adequately reflect the underlying value of our Corporation’s business.

Also during the quarter we were honored to win two awards. The International Stevie® Award for Best Product Development Team recognized the Cognos product development team for its R&D initiatives in the past year, particularly for the innovative development of the Cognos 8 Go! consumer modes. The Cognos 8 Go! product is an extension to the Cognos 8 Business Intelligence platform. The consumer modes, including Cognos 8 Go! Mobile, Cognos 8 Go! Search, and Cognos 8 Go! Office, help improve decision-making and increase business intelligence user adoption rates within an organization by permitting users to view and consume reports, analyses, and other BI content using familiar applications or devices, such as the BlackBerry® wireless platform from Research in Motion Limited, search engines, MS Office applications, or Web browsers. The other award was the “Best Midmarket Strategy” award announced at the Midsize Enterprise Summit Europe Event. We believe this is a validation of our vision to help customers of all sizes drive business performance. With our new Cognos Now! solution, we can provide mid-market customers with immediate visibility and insight into how their business is performing at a lower total cost of ownership.

On September 10, 2007, we announced the expansion of our strategic relationship with Informatica Corporation, a leading provider of data integration and data quality software, by signing a worldwide reseller agreement for Informatica’s data quality software. The two companies have also agreed to expand their go-to-market cooperation in the field of data integration to provide customers with complete best-of-breed solutions.

On September 27, 2007, we announced the adoption of a share repurchase program which will commence on October 10, 2007 and end on October 9, 2008 (the “2007 Share Repurchase Program”). The program allows Cognos to repurchase up to 6,000,000 common shares (which is approximately 7% of the common shares outstanding on that date) provided that no more than $200.0 million is expended in total under the program.

On September 28, 2007, we entered into a five year committed unsecured revolving credit facility (the “Credit Facility”) with major Canadian and U.S. based banks. The Credit Facility provides for borrowing up to $200.0 million which can be drawn in U.S. dollars or Canadian dollars.

Outlook for the balance of the fiscal year

We continue to expect revenue, net income, and earnings per share to increase for the full fiscal year when compared to fiscal 2007. We believe that the BI and FPM markets remain strong and that we will benefit from the Cognos 8 product cycle in the upcoming year. We believe that the acquisition of Applix, if closed in fiscal 2008, will result in increased revenues and a slight dilution to net income per share.

With the strength of our solution portfolio, we believe that we are well positioned to benefit from license revenue from new customers as well as to provide existing customers with the opportunity to add to their current BI and FPM capabilities. We believe that Cognos 8 will continue to make a significant contribution to fiscal 2008 license revenue and the recent announcements of Cognos 8 Controller and Cognos 8 Planning position us well to take advantage of a healthy market for financial performance management solutions. We will continue to focus on bringing innovative new products to market and we continue to develop new releases of our products.

We also expect the Applix acquisition to close in the second half of fiscal 2008; this will drive an increase in revenues and expenses above the current trend for Cognos on a stand alone basis. If the Applix acquisition is completed in the current year, our cash, cash equivalents, and short term investments will be reduced by approximately $306.0 million.

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

In the first two quarters of fiscal 2008, the Canadian dollar continued to strengthen against the U.S. dollar. If this trend continues through fiscal 2008, it will continue to put pressure on our business and operating margin percentage because a significant amount of our expenses are incurred in Canadian dollars. Accordingly, we will continue to manage our spending in an effort to mitigate the impact of foreign exchange changes on our operating performance.

RESULTS OF OPERATIONS

Recently Adopted Accounting Principle

On March 1, 2007, the Corporation adopted FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, in accordance with the provisions of FIN 48, the Corporation’s cumulative effect adjustment resulted in an increase in income tax liabilities of $18.2 million with a corresponding decrease in the March 1, 2007 balance of retained earnings of $18.2 million. Upon adoption of FIN 48, the Corporation has elected an accounting policy to classify accrued interest related to liabilities for income taxes in income tax expense. Previously, interest related to liabilities for income taxes was classified as interest expense in arriving at pre-tax income. Penalties related to liabilities for income taxes continue to be classified as income tax expense.

GAAP Operating Performance

(000s, except per share amounts)	Three months ended August 31,		Six months ended August 31,		Percentage Change
					Three months ended August 31,	Six Months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Revenue	$252,367	$229,890	$489,021	$446,930	9.8%	9.4%
Cost of revenue	52,841	52,634	106,652	103,134	0.4	3.4

Gross margin	199,526	177,256	382,369	343,796	12.6	11.2
Operating expenses	172,398	153,552	334,557	306,124	12.3	9.3

Operating income	$ 27,128	$ 23,704	$ 47,812	$ 37,672	14.4	26.9
Gross margin percentage	79.1%	77.1%	78.2%	76.9%
Operating margin percentage	10.7%	10.3%	9.8%	8.4%

Net income	$ 26,545	$ 23,760	$ 48,931	$ 38,298	11.7	27.8

Basic net income per share	$0.31	$0.26	$0.56	$0.43

Diluted net income per share	$0.31	$0.26	$0.55	$0.42

Revenue for the quarter ended August 31, 2007 was $252.4 million, a 10% increase from revenue of $229.9 million for the same quarter last year. Net income for the current quarter was $26.5 million, compared to net income of $23.8 million for the same quarter last year, an increase of 12%. Basic and diluted net income per share was $0.31 for the current quarter, compared to basic and diluted net income per share of $0.26 for the same quarter last year.

Revenue for the six months ended August 31, 2007 was $489.0 million, a 9% increase from revenue of $446.9 million for the same period last year. Net income for the current six-month period was $48.9 million, compared to net income of $38.3 million for the same period last year, an increase of 28%. Diluted net income per share was $0.55 for the current six-month period, compared to diluted net income per share of $0.42 for the same period last year. Basic net income per share was $0.56 and $0.43 for the six-month periods ended August 31, 2007 and August 31, 2006, respectively.

Gross margin for the three months ended August 31, 2007 was $199.5 million, an increase of 13% over gross margin of $177.3 million for the same quarter last year. Gross margin percentage was 79.1% for the quarter ended August 31, 2007, compared to 77.1% for the corresponding quarter last fiscal year. Gross margin for the six months ended August 31, 2007 was $382.4 million, an increase of 11% over gross margin of $343.8 million for the same period last year. Gross margin percentage for the six months ended August 31, 2007 was 78.2% compared to 76.9% for the corresponding period last year. The increase in gross margin percentage is attributable to growth in total revenue of 9.4% compared to a 3.4% increase in total cost of revenue for the six-month period ended August 31, 2007 as a result of a shift in revenue mix towards higher margin license and product support revenue.

Total operating expenses for the quarter ended August 31, 2007 were $172.4 million, a 12% increase from operating expenses of $153.6 million for the same quarter last year. The operating margin for the quarter ended August 31, 2007 was 10.7% compared to 10.3% for the corresponding quarter of the previous fiscal year. Total operating expenses for the six months ended August 31, 2007 were $334.6 million, a 9% increase from operating expenses of $306.1 million for the same period last year. Operating margin for the six months ended August 31, 2007 was 9.8% compared to 8.4% for the same period last year. The increase in operating margin for the three and six-month periods ended August 31, 2007 is primarily attributable to strong growth in all of our revenue streams. The growth in operating margin was partially off-set by increased SG&A costs, principally additional personnel related costs and fluctuations in foreign currency.

The increase in net income for the three and six months ended August 31, 2007, compared to the same periods in the prior fiscal year, is primarily due to increased operating income discussed above, however, also contributing to the increase in net income was higher interest and other income for the six month period.

We operate internationally and, as a result, a substantial portion of our business is conducted in foreign currencies. Accordingly, our results are affected by year-over-year changes in the value of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. The following table breaks down the year-over-year percentage change in revenue, expenses, and operating income between change attributable to growth and change attributable to fluctuations in the value of the U.S. dollar as compared to those other currencies.

	Three Months Ended August 31, 2007 over 2006			Six Months Ended August 31, 2007 over 2006
	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change	Growth Excluding Foreign Exchange	Foreign Exchange	Net Change
Revenue	6.6%	3.2%	9.8%	6.2%	3.2%	9.4%
Cost of Revenue and Operating Expenses	5.3%	3.9%	9.2%	4.3%	3.5%	7.8%
Operating Income	17.9%	(3.5)%	14.4%	27.3%	(0.4)%	26.9%

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

(000s, except per share amounts)	Three months ended August 31,		Six months ended August 31,		Percentage Change
					Three months ended August 31,	Six Months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Non-GAAP Operating Income	$36,781	$31,163	$66,510	$51,910	18.0%	28.1%
Non-GAAP Operating Margin	14.6%	13.6%	13.6%	11.6%
Non-GAAP Net Income	$34,666	$30,045	$63,886	$49,806	15.4	28.3
Non-GAAP Net Income per Diluted Share	$0.40	$0.33	$0.72	$0.55

Non-GAAP operating margin for the quarter ended August 31, 2007 was 14.6% compared to 13.6% for the corresponding quarter of the previous fiscal year. Non-GAAP operating margin for the six months ended August 31, 2007 was 13.6% compared to 11.6% for the same period last year.

Non-GAAP net income for the current quarter was $34.7 million, compared to $30.0 million for the same quarter last year. Non-GAAP net income per diluted share was $0.40 for the current quarter, compared to non-GAAP net income per diluted share of $0.33 for the same quarter last year. Non-GAAP net income for the current six-month period was $63.9 million, compared to $49.8 million for the same period last year. Non-GAAP net income per diluted share was $0.72 for the current six-month period, compared to non-GAAP net income per diluted share of $0.55 for the same period last year.

The factors driving the increase in non-GAAP operating margin and non-GAAP net income for the three and six months ended August 31, 2007, compared to the same period in the prior fiscal year, were the same factors affecting the related GAAP metrics described in the GAAP Operating Performance above. Non-GAAP operating margin and Non-GAAP net income also grew incrementally as both stock-based compensation and amortization of acquisition related intangible assets grew compared to the same periods in the prior year.

The following tables reflect Cognos’ Non-GAAP results reconciled to GAAP results:

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
Operating Income
GAAP Operating Income	$27,128	$23,704	$47,812	$37,672
Plus:
Amortization of acquisition-related intangible assets	1,805	1,702	3,607	3,403
Stock-based compensation expense	7,897	5,757	15,403	10,835
Restructuring charge	(49)	—	(312)	—

Non-GAAP Operating Income	$36,781	$31,163	$66,510	$51,910

Operating Margin Percentage
GAAP Operating Margin Percentage	10.7%	10.3%	9.8%	8.4%
Plus:
Amortization of acquisition-related intangible assets	0.8	0.8	0.7	0.8
Stock-based compensation expense	3.1	2.5	3.2	2.4
Restructuring charge	—	—	(0.1)	—

Non-GAAP Operating Margin Percentage	14.6%	13.6%	13.6%	11.6%

Net Income
GAAP Net Income	$26,545	$23,760	$48,931	$38,298
Plus:
Amortization of acquisition-related intangible assets	1,805	1,702	3,607	3,403
Stock-based compensation expense	7,897	5,757	15,403	10,835
Restructuring charge	(49)	—	(312)	—
Less:
Income tax effect of amortization of acquisition-related intangible assets	(610)	(646)	(1,220)	(1,271)
Income tax effect of stock-based compensation expense	(1,039)	(528)	(2,640)	(1,459)
Income tax effect of restructuring charge	117	—	117	—

Non-GAAP Net Income	$34,666	$30,045	$63,886	$49,806

Net Income per diluted share
GAAP Net Income per diluted share	$0.31	$0.26	$0.55	$0.42
Plus:
Amortization of acquisition-related intangible assets	0.02	0.02	0.04	0.04
Stock-based compensation expense	0.09	0.06	0.17	0.12
Less:
Income tax effect of amortization of acquisition-related intangible assets	(0.01)	(0.01)	(0.01)	(0.01)
Income tax effect of stock-based compensation expense	(0.01)	—	(0.03)	(0.02)

Non-GAAP Net Income per diluted share	$0.40	$0.33	$0.72	$0.55

Shares used in computing diluted net income per share	86,202	90,221	88,180	90,523

Percentage of Revenue Table

The following table sets out, for the periods indicated, the percentage that each income and expense item bears to revenue, and the percentage change of each item compared to the indicated prior period.

	Percentage of Revenue				Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Revenue	100.0%	100.0%	100.0%	100.0%	9.8%	9.4%

Cost of revenue	20.9	22.9	21.8	23.1	0.4	3.4

Gross margin	79.1	77.1	78.2	76.9	12.6	11.2

Operating expenses
Selling, general, and administrative	53.6	51.3	53.3	52.7	14.7	10.7
Research and development	14.0	14.7	14.4	15.0	4.1	4.6
Amortization of acquisition-related intangible assets	0.8	0.8	0.7	0.8	6.1	6.0

Total operating expenses	68.4	66.8	68.4	68.5	12.3	9.3

Operating income	10.7	10.3	9.8	8.4	14.4	26.9
Interest and other income, net	2.5	2.7	2.9	2.5	(0.1)	28.9

Income before taxes	13.2	13.0	12.7	10.9	11.4	27.4
Income tax provision	2.7	2.7	2.7	2.3	10.3	26.0

Net income	10.5%	10.3%	10.0%	8.6%	11.7	27.8

REVENUE
($000s)	Three months ended August 31,		Six months ended August 31,		Percentage Change
					Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Product License	$87,020	$78,005	$162,712	$151,740	11.6%	7.2%
Product Support	115,177	103,262	228,615	203,443	11.5	12.4
Services	50,170	48,623	97,694	91,747	3.2	6.5

Total Revenue	$252,367	$229,890	$489,021	$446,930	9.8	9.4

Our total revenue was $252.4 million for the quarter ended August 31, 2007, an increase of $22.5 million or 10%, compared to the quarter ended August 31, 2006. Our total revenue was $489.0 million for the six months ended August 31, 2007, an increase of $42.1 million or 9%, compared to the six months ended August 31, 2006. The increase in license revenue was primarily related to Cognos 8 BI. Nearly two years ago, we combined the functionality of the products included in our Series 7 suite of BI products on a services oriented architecture to create Cognos 8 BI. Cognos 8 is a completely web-based product, whereas our Series 7 Suite was on a Windows-based architecture. The growth in Cognos 8 is partially offset by a reduction in license revenue relating to our legacy products: PowerPlay, Cognos ReportNet, Impromptu, Cognos DecisionStream, Cognos Metrics Manager, Cognos Visualizer, NoticeCast, and Cognos Query. These products, however, continue to generate significant product support revenue. As more of these Series 7 customers license or migrate to Cognos 8, we expect a decline in total revenue from these products that will be more than offset by increased total revenue from Cognos 8. We also experienced strong license revenue growth in our FPM products, including Cognos Planning and Cognos Controller, as we released these products on the Cognos 8 architecture during the first and second quarter of this year. Finally, Cognos Performance Applications continued to represent a small but growing portion of our revenues for the second quarter of fiscal year 2008.

The overall change in total revenue from our three revenue categories in the quarter ended August 31, 2007 from August 31, 2006 was as follows: a 12% increase in product license revenue, a 12% increase in product support revenue, and a 3% increase in services revenue. The increase for the same categories for the six months was as follows: 7%, 12%, and 6%, respectively.

Industry Trends and Geographic Information

We believe that growth in the BI market continues to be driven by three main factors: (1) a desire by enterprises to standardize on one BI platform, (2) investment in the Office of Finance on FPM solutions driven by the increasing importance of compliance and transparency, and (3) a growing focus on performance management.

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

Second, there is increased investment in FPM solutions within the Office of Finance of most enterprises driven by our customers’ continued focus on compliance and transparency. Organizations are looking to replace spreadsheet-based applications and legacy systems with single instance planning, consolidation, and financial reporting solutions that reduce the effort and cost of compliance. Further, these organizations are looking to extend these solutions beyond compliance to achieve best practices, specifically in the area of rolling plans, planning standardization, and reduced time to close. This focus allows the Office of Finance to extend beyond managing pure financial goals and towards overall performance goals and PM. We believe that our planning and consolidation products help improve the accuracy, transparency, and timeliness of financial information. For this reason, we believe, we are seeing increased demand for these products.

Finally, performance management is a growing segment in the software industry. It blends BI with FPM planning, budgeting, and scorecarding to provide management performance visibility and to support the corporate decision-making process. We believe that our market-leading BI, planning, consolidation, and scorecarding products deliver a complete PM solution. These separate agendas provide multiple entry points into a CPM solution that are appealing to both the finance and operational segments of enterprises. Our single platform for BI and FPM differentiates us from our competition by enabling enterprises to easily integrate new and existing IT assets into their PM plan.

We believe that our customers purchase and deploy our PM software in stages. Our licensing model is primarily a user-based licensing model where we charge our customers a per-user fee for each perpetual license. Further, our software can be used for many different applications within our customer’s environments and across their departments. Committing to license all users for all applications as an enterprise purchase is a large commitment for our typical customers. As a result customers typically purchase only the products and the number of licenses of those required products to meet their immediate needs. As they continue to deploy our software to more users or identify other needs our products can meet, they purchase additional licenses for products previously licensed or our other products in another stage. This leads to larger orders in later stage purchase as customers expand their deployment, whether they are choosing to standardize or adopt PM.

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

We believe that order size is an indication of enterprise–scale investment in our products by our customers which creates a foundation for future growth. We use all of the following key revenue indicators to monitor order performance:

Key Revenue Indicators

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
Orders (License, Support, Services)
Transactions greater than $1 million	9	10	16	23
Transactions greater than $200,000	129	120	256	238
Transactions greater than $50,000	787	819	1,548	1,547
Average selling price (License orders only) ($000s) Greater than $50,000	205	181	202	184

During the quarter we had 9 transactions greater than $1 million compared with 10 in the same quarter last year. Other key order metrics include transactions greater than $200,000, transactions greater than $50,000, and average selling price for license, support, and services transactions over $50,000. The total number of revenue transactions greater than $200,000 and $50,000 increased by 8% and decreased by 4%, respectively, compared to the comparative quarter last year, and the average selling price for license orders greater than $50,000 increased by $24,000 during the comparable period.

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

Revenue by Geography

($000s)	Three months ended August 31,		Six months ended August 31,		Percentage Change
					Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
The Americas	$150,164	$137,155	$285,372	$267,068	9.5%	6.9%
EMEA	82,332	72,311	165,165	144,536	13.9	14.3
Asia/Pacific	19,871	20,424	38,484	35,326	(2.7)	8.9

Total	$252,367	$229,890	$489,021	$446,930	9.8	9.4

This table sets out, for each fiscal period indicated, the percentage of total revenue earned in each geographic region.

Revenue by Geography as a Percentage of Total Revenue

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
The Americas	59.5%	59.7%	58.3%	59.8%
EMEA	32.6	31.4	33.8	32.3
Asia/Pacific	7.9	8.9	7.9	7.9

Total	100.0%	100.0%	100.0%	100.0%

The growth rates of our revenue in EMEA, Asia/Pacific and, to a lesser extent, in the Americas are affected by foreign exchange rate fluctuations. The following table breaks down the year-over-year percentage change in revenue for the three and six months ended August 31, 2007 by geographic area between change attributable to growth and change due to fluctuations in the value of the U.S. dollar.

Year-over-year Percentage Change in Revenue by Geography

	Three Months Ended August 31, 2007 over 2006			Six Months Ended August 31, 2007 over 2006
	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth	Growth Excluding Foreign Exchange	Foreign Exchange	Net Growth
The Americas	8.6%	0.9%	9.5%	6.2%	0.7%	6.9%
EMEA	6.9%	7.0%	13.9%	7.1%	7.2%	14.3%
Asia/Pacific	(8.0)%	5.3%	(2.7)%	3.0%	5.9%	8.9%
Total	6.6%	3.2%	9.8%	6.2%	3.2%	9.4%

The growth rate of our revenues for the three months ended August 31, 2007 showed strength in both the Americas and EMEA. We were disappointed with our performance in the Asia Pacific region, as sales were down in Japan and Australia, partially offset by growth in Korea, India and South East Asia.

The growth rate of our revenue in the Americas during the six months ended August 31, 2007 was mostly attributable to increases in volume and size of transactions, as there was only a slight impact from fluctuations in foreign currencies. The revenue results in EMEA and Asia Pacific were positively impacted by foreign currency fluctuations. Changes in the valuation of the U.S. dollar relative to other currencies will continue to impact our revenue in the future.

Product License Revenue

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Product license revenue	$87,020	$78,005	$162,712	$151,740	11.6%	7.2%
Percentage of total revenue	34.5%	33.9%	33.3%	34.0%

Product license revenue was $87.0 million in the quarter ended August 31, 2007, an increase of $9.0 million or 12% from the quarter ended August 31, 2006; and was $162.7 million for the six months ended August 31, 2007, an increase of $11.0 million or 7% compared to the corresponding period in the prior fiscal year. The increase in product license revenue for both quarters was driven by strong sales of Cognos 8 solutions in both the BI and FPM products. Revenue increases from Cognos 8 products were partially offset by declines in sales of our Series 7 BI legacy products which we continue to individually license. Product license revenue accounted for 34% of total revenue in the three months ended August 31, 2007, the same as for the corresponding quarter in the prior fiscal year, and 33% and 34% for the six months ended August 31, 2007 and August 31, 2006, respectively.

The breadth of our solution is also allowing us to develop long-term strategic relationships with our customers which, in turn, enables us to generate additional software licensing and ongoing maintenance renewals. These relationships are a significant asset as approximately 68% of our license revenue came from existing customers in the three-month period ended August 31, 2007.

We license our software through our direct sales force and third-party channels, including resellers, value-added resellers, and OEMs. Direct sales accounted for approximately 74% and 72% of our license revenue for the second quarter of fiscal 2008 and 2007, respectively.

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

Product Support Revenue

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Product support revenue	$115,177	$103,262	$228,615	$203,443	11.5%	12.4%
Percentage of total revenue	45.6%	44.9%	46.7%	45.5%

Product support revenue was $115.2 million in the quarter ended August 31, 2007, an increase of $11.9 million or 12% from the quarter ended August 31, 2006; and was $228.6 million in the six months ended August 31, 2007, an increase of $25.2 million or 12% compared to the corresponding period in the prior fiscal year. The increase in support revenue was the result of the strong rates of renewal of our support contracts and the expansion of our customer base. Exchange rate fluctuations had approximately a 4% positive impact on product support revenue during the quarter.

Product support revenue accounted for 46% and 45% of our total revenue in the quarters ended August 31, 2007 and August 31, 2006, respectively, and was 47% and 46% of total revenue in the six months ended August 31, 2007 and August 31, 2006, respectively.

Services Revenue

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Services revenue	$50,170	$48,623	$97,694	$91,747	3.2%	6.5%
Percentage of total revenue	19.9%	21.2%	20.0%	20.5%

Services revenue (training, consulting, and other revenue) was $50.2 million in the quarter ended August 31, 2007, an increase of $1.5 million or 3% from the quarter ended August 31, 2006; and was $97.7 million in the six months ended August 31, 2007, an increase of $5.9 million or 6% compared to the corresponding period in the prior fiscal year. Services revenue accounted for 20% and 21% of our total revenue for the three months ended August 31, 2007 and August 31, 2006, respectively, and accounted for 20% for both the six months ended August 31, 2007 and August 31, 2006.

The increase in services revenue was attributable to increases in both consulting and education revenue. As our business moves more towards these larger enterprise-wide deployments and critical financial applications, our customers require an increased level of technical expertise, training and support to meet their specific needs. Though not essential to the functionality of our software, we believe training and support facilitates the successful installation and deployment of our solutions, accelerates the benefits gained from using our software and increases overall customer satisfaction. As a result, our customers have increasingly requested services such as project management, analysis and design, technical advisory, and instruction to optimize the deployment of our solutions. Exchange rate fluctuations had approximately a 3% positive impact on services revenue for the quarter.

COST OF REVENUE

Cost of Product License

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Cost of product license	$1,530	$1,445	$2,963	$3,202	5.9%	(7.5)%
Percentage of license revenue	1.8%	1.9%	1.8%	2.1%

The cost of product license revenue was $1.5 million, a negligible difference in the quarter ended August 31, 2007, and was $3.0 million, a decrease of $0.2 million or 7% in the six months ended August 31, 2007, compared to the corresponding periods in the prior fiscal year. These costs represented 2% of product license revenue for the three and six months ended August 31, 2007, the same as for both comparative periods in the prior fiscal year.

The cost of product license consists primarily of royalties for technology licensed from third parties, as well as the costs of materials and distribution related to licensed software. The change in cost of product license is as follows:

($000s)	Year-over-year Change from August 31,
	2006 to 2007
	Three months	Six months
Royalty cost	$66	$(344)
Other	19	105

Total year-over-year change	$85	$(239)

Royalties are paid to suppliers whose technology is embedded in our product offering. The decrease in royalty costs for the six month period ended August 31, 2007 was primarily the result of a non-recurring expense in the first quarter of fiscal 2007, as well as changes to royalty rates in certain agreements.

Cost of Product Support

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Cost of product support	$11,448	$11,384	$23,245	$22,611	0.6%	2.8%
Percentage of support revenue	9.9%	11.0%	10.2%	11.1%

The cost of product support revenue was $11.4 million for the three months ended August 31, 2007, virtually unchanged when compared to the corresponding period in the prior fiscal year. For the six months ended August 31, 2007 cost of product support revenue was $23.2 million, an increase of $0.6 million or 3% when compared to the same period in the prior fiscal year. The cost of product support represented 10% of total product support revenue for both the three and six months ended August 31, 2007, compared to 11% for the corresponding periods in the prior fiscal year.

The cost of product support includes the costs associated with resolving customer inquiries and other tele-support and web-support activities, royalties in respect of technological support received from third parties, and the cost of materials delivered in connection with enhancement releases. The change in cost of product support is as follows:

($000s)	Year-over-year Change from August 31,
	2006 to 2007
	Three months	Six Months
Staff-related costs	$623	$1,323
Computer-related costs	(371)	(548)
Other	(188)	(141)

Total year-over-year change	$ 64	$ 634

The increase in the cost of product support for the three and six month periods ended August 31, 2007 was primarily the result of increases in staff-related costs to service our growing customer base, partially offset by a decrease in computer-related costs. The average number of employees within the support organization showed no increase and a 2% increase in the three and six months ended August 31, 2007, respectively, compared to the same periods last year. The computer-related cost decrease is a result of certain one time items included in the prior year as a result of a significant increase in capacity during that period. Other includes direct selling and travel and living expenses. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of product support by approximately 5% for both the three and six months ended August 31, 2007, compared to the same periods last year.

Cost of Services

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Cost of services	$39,863	$39,805	$80,444	$77,321	0.1%	4.0%
Percentage of services revenue	79.5%	81.9%	82.3%	84.3%

The cost of services was $39.9 million, a negligible increase in the quarter ended August 31, 2007 and was $80.4 million, an increase of $3.1 million or 4% in the six months ended August 31, 2007 compared to the corresponding periods in the prior fiscal year. The cost of services represented 79% and 82% of services revenue for the three and six months ended August 31, 2007, respectively, compared to 82% and 84% for the corresponding periods in the prior fiscal year. The overall decrease in the cost of services as a percentage of revenue is consistent with our focus on improving margin and profitability in this area.

The cost of services includes the costs associated with delivering education, consulting, and other services in relation to our products. The change in cost of services is as follows:

($000s)	Year-over-year Change from August 31,
	2006 to 2007
	Three months	Six months
Staff-related costs	$ 88	$2,118
Travel and living	700	1,312
Services purchased externally	(984)	(23)
Other	254	(284)

Total year-over-year change	$ 58	$3,123

The increase in cost of services for the three and six-month periods ended August 31, 2007 was primarily attributable to increases in staff-related costs, as well as travel and living expenses. The average number of employees within the services organization stayed constant and increased 1% in the three and six months ended August 31, 2007, respectively, compared to the same periods last year. We continue to invest in services staff as we believe the availability and positioning of services is a key factor in the timing, closure, and success for large transactions. The increase in travel and living expenses is primarily driven by more activity consistent with the higher revenue as well as using internal resources to complete work for customers. We saw a decrease in services purchased externally as we made a concerted effort to rebalance the work performed by our staff and work performed by subcontractors, while also improving utilization of internal resources. However, subcontractors have been and will continue to be an important part of our services offering and are engaged to fill excess demand that cannot be met by internal Cognos service consultants. This demand can be in the form of increased volume or requirements for industry specialization. While we continue to hire new employees in this area, we intend to continue to supplement our skills by engaging subcontractors. Other includes recruiting fees, staff development costs and direct selling costs. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased cost of services by approximately 3% for both the three and six months ended August 31, 2007.

OPERATING EXPENSES

Selling, General, and Administrative

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Selling, general, and administrative	$135,310	$117,981	$260,737	$235,573	14.7%	10.7%
Percentage of total revenue	53.6%	51.3%	53.3%	52.7%

Selling, general, and administrative (“SG&A”) expenses were $135.3 million, an increase of $17.3 million or 15% in the quarter ended August 31, 2007, and were $260.7 million, an increase of $25.2 million or 11% in the six months ended August 31, 2007 compared to the corresponding periods in the prior fiscal year. These costs represented 54% and 53% of total revenue for the three and six months ended August 31, 2007, respectively, compared to 51% and 53% for the corresponding periods in the prior fiscal year.

SG&A expenses include staff-related costs and travel and living expenditures for sales, marketing, management, and administrative personnel. These expenses also include costs associated with the sale and marketing of our products, professional services, and other administrative costs. The change in SG&A expenses is as follows:

($000s)	Year-over-year Change from August 31,
	2006 to 2007
	Three months	Six Months
Staff-related costs	$ 9,277	$13,784
Direct selling	2,073	1,673
Marketing	1,955	2,728
Travel & living	1,013	(133)
Facilities	971	2,259
Recruiting	456	1,575
Professional services	(1,101)	(2,387)
Other	2,685	5,665

Total year-over-year change	$17,329	$25,164

The increase in SG&A expenses in the three and six months ended August 31, 2007 was predominately the result of increases in staff-related costs resulting from increased personnel, higher compensation related expenses, and severance, as well as associated benefits, compared to the same periods last year. The average number of employees within SG&A increased by 4% and 3% for the three and six months ended August 31, 2007 respectively, when compared to the corresponding periods in the prior fiscal year. Also contributing to the increase for both the three and six months ended August 31, 2007 were direct selling costs relating to finders fees, recruiting as we continue to invest in customer facing positions, increased spending on marketing programs, facilities, and travel and living expenditures. The unfavorable effect of fluctuations of foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately 4% for both the three and six months ended August 31, 2007, when compared to the corresponding periods in the prior fiscal year.

Research and Development

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Research and development	$35,283	$33,869	$70,213	$67,148	4.2%	4.6%
Percentage of total revenue	14.0%	14.7%	14.4%	15.0%

Research and development (“R&D”) expenses were $35.3 million, an increase of $1.4 million or 4% in the quarter ended August 31, 2007, and were $70.2 million, an increase of $3.1 million or 5% for the six months ended August 31, 2007 compared to the corresponding periods in the prior fiscal year. R&D costs were 14% of revenue for both the three and six months ended August 31, 2007, compared to 15% of revenue for both of the corresponding periods in the prior fiscal year.

R&D expenses are primarily staff-related costs attributable to the design and enhancement of existing products along with the creation of new products. The change in R&D expenses is as follows:

($000s)	Year-over-year Change From August 31,
	2006 to 2007
	Three months	Six months
Services purchased externally	$ 734	$1,333
Staff-related costs	(10)	887
Other	690	845

Total year-over-year change	$1,414	$3,065

The increase in R&D expenses for the three and six months ended August 31, 2007 was predominately the result of an increase in services purchased externally. This increase is a result of a continuation and expansion in the outsourcing of certain R&D activities. In addition, staff-related costs increased in the first quarter of fiscal 2008 and decreased marginally in the second quarter of the year. The decrease is a result of the average number of employees within R&D declining by 4% for both the three and six months ended August 31, 2007, when compared to the corresponding periods of the prior fiscal year. Despite the decrease, we continue to invest significant resources in R&D as we have outsourced more R&D work in response to the high Canadian dollar. The reduction in headcount was partially offset by higher compensation cost and associated benefits, compared to the previous fiscal year. The unfavorable effect of fluctuations of foreign currencies, especially the Canadian dollar relative to the U.S. dollar, increased R&D expenses by approximately 4% and 3% for the three and six months ended August 31, 2007, respectively, when compared to the corresponding periods of the prior fiscal year.

During the quarter ended August 31, 2007, we continued to invest significantly in R&D activities for our next generation of BI and FPM solutions which are the foundation of our PM vision. During the quarter, we continued to develop the next release for Cognos 8, which will be version 8.3. The focus of this new version of Cognos 8 continues to be enhanced quality, upgradeability and performance, as well as additional capabilities to accelerate adoption throughout the organization. We also released our newest version of Cognos Planning and Cognos Controller which continue to add new functionality for the Office of Finance. The new releases now deploy Cognos Planning and Cognos Controller products in the Cognos 8 web-based architecture.

We currently do not have any internal software development costs capitalized on our balance sheet. Software development costs are expensed as incurred unless they meet the GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Capitalized costs are amortized over a period not exceeding 36 months. No costs were deferred in the three and six months ended August 31, 2007 and August 31, 2006. Costs were not deferred in the periods because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Amortization of Acquisition-related Intangible Assets

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Amortization of acquisition-related intangible assets	$1,805	$1,702	$3,607	$3,403	6.0%	6.0%

Amortization of acquisition-related intangible assets was $1.8 million, an increase of $0.1 million or 6% for the quarter ended August 31, 2007 and was $3.6 million, an increase of $0.2 million or 6% for the six months ended August 31, 2007 compared to the corresponding periods in the prior year. The increase in this expense in the three and six months ended August 31, 2007 was due to the amortization of acquired technology relating to the acquisitions of Celequest Corporation during the fourth quarter of fiscal 2007.

INTEREST AND OTHER INCOME, NET

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Interest and other income, net	$6,210	$6,216	$14,475	$11,227	(0.1)%	28.9%

Interest and other income, net, was flat at $6.2 million in the quarter ended August 31, 2007 and was $14.5 million, an increase of $3.2 million or 29%, in the six months ended August 31, 2007 compared to the corresponding periods in the prior fiscal year. The change in interest and other income, net, is as follows:

($000s)	Year-over-year Change from August 31,
	2006 to 2007
	Three months	Six months
Increase (decrease) in interest revenue	$(833)	$1,521
Gain on foreign exchange	572	1,184
Ineffective portion of cash flow hedges	(10)	(20)
Decrease in interest and other expenses	265	563

Total year-over-year change	$ (6)	$3,248

There was no significant change in the interest and other income for the three months ended August 31, 2007. The decrease in interest revenue was as a result of lower investment balances caused by share repurchases during the quarter, partially offset by a decrease in interest expense due principally to interest expense on tax liabilities being reclassified to tax expense subsequent to the implementation of FIN 48 in the first quarter. In the prior year these costs were netted against interest income. Gains on foreign exchange are as a result of conversion of foreign currency denominated assets and liabilities.

The increase in interest and other income during the six months ended August 31, 2007 was attributable to higher interest revenue in the first quarter of fiscal 2008 as a result of an increase in the average portfolio size for that period. As discussed above, subsequent to our large share repurchase the average portfolio balance decreased in the second quarter. Also contributing to the increase in interest and other income were gains on conversion of foreign currency denominated assets and liabilities, and reduced interest expense due to interest on tax balances being moved to tax expense as compared to the corresponding periods in the prior fiscal year.

INCOME TAX PROVISION

($000s)					Percentage Change
	Three months ended August 31,		Six months ended August 31,		Three months ended August 31,	Six months ended August 31,
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Income tax provision	$6,793	$6,160	$13,356	$10,601	10.3%	26.0%
Effective tax rate	20.4%	20.6%	21.4%	21.7%

As we operate globally, we calculate our income tax provision in each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. In the three and six months ended August 31, 2007, we recorded an income tax provision of $6.8 million and $13.4 million, respectively, representing an effective income tax rate of 20% and 21%, respectively. Comparatively, in the three and six months ended August 31, 2006, we recorded an income tax provision of $6.2 million and $10.6 million, respectively, representing an effective income tax rate of 21% and 22%, respectively. We estimate our effective tax rate for the current fiscal year to be 22%, exclusive of any significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect. This estimated effective tax rate was reduced for the three and six-month periods ended August 31, 2007 to 20% and 21%, respectively, due to adjustments related to prior year tax provisions as a result of filing tax returns in certain jurisdictions. The estimated effective tax rate for fiscal 2007 was 24%, exclusive of all other items. This estimated effective tax rate was reduced for the three and six-month periods ended August 31, 2006 to 21% and 22%, respectively, due to adjustments related to a modification of an intercompany commercial arrangement and an election in respect of the functional currency of a subsidiary.

On March 1, 2007, we adopted FIN 48. As a result of the adoption, there was an increase in income tax liabilities of $18.2 million with a corresponding decrease in the balance of retained earnings. Upon adoption of FIN 48, the Corporation elected an accounting policy to classify accrued interest related to liabilities for income taxes in income tax expense. Previously, interest related to liabilities for income taxes was classified as interest expense in arriving at pre-tax income. Penalties related to liabilities for income taxes continue to be classified as income tax expense. The adoption of FIN 48 did not have a material effect on the current quarter’s income tax provision. See additional information included in Note 7 to the interim Consolidated Statements.

LIQUIDITY AND CAPITAL RESOURCES

($000s)	As at August 31, 2007	As at February 28, 2007	Percentage Change
Cash and cash equivalents	$379,078	$376,762	0.6%
Short-term investments	60,339	315,131	(80.9)

Cash, cash equivalents, and short-term investments	$439,417	$691,893	(36.5)
Working capital	262,939	488,482	(46.2)

($000s)	Six months ended August 31,		Percentage Change Six months ended August 31,
	2007	2006	2006 to 2007
Net cash provided by (used in):
Operating activities	$ 52,208	$ 88,771	(41.2)%
Investing activities	239,804	(58,983)	*
Financing activities	(295,557)	(14,032)	*

	As at August 31, 2007	As at August 31, 2006
Days sales outstanding (DSO)	57	57

*	not meaningful

Cash, Cash Equivalents, and Short-term Investments

As at August 31, 2007, we held $439.4 million in cash, cash equivalents, and short-term investments, a decrease of $252.5 million from February 28, 2007. The primary reason for the decline is the net repurchase of our own shares totaling $295.6 million, principally as a result of the 2006 Share Repurchase Program, but also due to our purchase of treasury shares under our RSU plan, partially offset by our net income of $48.9 million and various other changes in our non-cash working capital items. Cash and cash equivalents include investments which are highly liquid and held to maturity. Cash equivalents typically include commercial paper, term deposits, banker’s acceptances and bearer deposit notes issued by major international banks. All cash equivalents have terms to maturity of ninety days or less. Short-term investments are investments that are highly liquid and held to maturity with terms to maturity greater than ninety days, but less than twelve months. Short-term investments typically consist of commercial paper, corporate bonds, bearer deposit notes, and government securities.

We group cash and cash equivalents with short-term investments when analyzing our total cash position. These balances may fluctuate from quarter to quarter depending on the renewal terms of the investments.

As at August 31, 2007, included in our cash, cash equivalents, and short-term investments were two third party-sponsored asset-backed commercial paper (“Third Party ABCP”) investments totaling $14.6 million or 3% of our total cash, cash equivalents and short-term investments. During the month of August, the Canadian Third Party ABCP market experienced liquidity problems. As a result, in some cases, as notes matured certain Canadian Third Party ABCP programs were unable to raise funds from new issuances and therefore were not able to refund maturing notes. Although the assets underlying the Canadian Third Party ABCP conduits are generally believed to be of high quality, the conduits we held experienced liquidity difficulties. At this time, the conduits are subject to a proposal which calls for the notes to be converted into floating rate notes which better match the duration of the underlying assets to address the liquidity problem. While the credit rating of the investments is under review, at the time of investment they were rated R1-high by Dominion Bond Rating Service, the highest credit rating for this type of investment.

Given that these investments are classified as held to maturity, they are recorded at cost and are tested for “other than temporary impairment”. We have concluded that currently there is not an other than temporary impairment.

Working Capital

Working capital represents our current assets less our current liabilities. As of August 31, 2007, working capital was $262.9 million, a decrease of $225.5 million from February 28, 2007. The decrease in working capital is primarily attributable to the repurchase of our common shares during the period, partially offset by our net cash inflows from operations.

Days sales outstanding was 57 days at August 31, 2007, down from 70 days at February 28, 2007 and consistent with August 31, 2006. The year end days sales outstanding amount is seasonally high, and the decrease is consistent with historical patterns. We calculate our days sales outstanding based on ending accounts receivable balances and quarterly revenue.

Long-term Liabilities

As at August 31, 2007 and February 28, 2007, we had no outstanding long-term debt.

Net Cash Provided by Operating Activities

Cash provided by operating activities (after changes in non-cash working capital items) for the six months ended August 31, 2007 was $52.2 million, a decrease of $36.6 million compared to the same period last year. The decrease is primarily attributable to changes in working capital, most notably the increased seasonal change in deferred revenue as support revenue increases and a higher value of payments for year end bonuses and commissions in the first quarter compared to the same period last year.

Net Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $239.8 million for the six months ended August 31, 2007, compared to cash used in investing activities of $59.0 million in the corresponding period last fiscal year. During the six months ended August 31, 2007, we had a net decrease in short-term investments, while during the six months ended August 31, 2006, we had a net increase in short-term investments. In the six months ended August 31, 2007, our proceeds on maturity of short-term investments, net of purchases, were $256.4 million. In comparison, during the six months ended August 31, 2006, our purchases of short-term investments, net of maturities, were $47.2 million.

During the six months ended August 31, 2007 and August 31, 2006, we spent $12.5 million and $10.9 million, respectively, on fixed asset additions. The additions for both periods related primarily to computer equipment and software, office furniture and leasehold improvements.

Net Cash Used in Financing Activities

Cash used in financing activities was $295.6 million for the six months ended August 31, 2007, an increase in financing activities of $281.5 million compared to the same period of the prior fiscal year. We issued 368,000 common shares for proceeds of $9.9 million, during the six months ended August 31, 2007, compared to the issuance of 556,000 shares for proceeds of $13.5 million during the corresponding period in the prior fiscal year. The issuance of shares in the six months ended August 31, 2007 and 2006 was pursuant to our stock purchase plan and the exercise of stock options by employees, officers, and directors.

We purchased shares in the open market under a share repurchase program and our trustee purchased shares in the open market under our Restricted Share Unit Plan. We paid $279.0 million during the six months ended August 31, 2007 to purchase 6,881,000 shares on the open market under the share repurchase program and $26.4 million for the purchase of 617,000 shares for the Restricted Share Unit Plan. Comparatively, for the six months ended August 31, 2006 we repurchased 652,000 shares at a value of $25.0 million under the share repurchase plan and 80,000 shares at a value of $2.5 million under the Restricted Share Unit Plan.

The share repurchases made during both periods were part of distinct open market share repurchase programs through The Nasdaq Global Market or The Toronto Stock Exchange. The share repurchase programs have historically been adopted in October of each year and run for one year. They have allowed the Corporation to purchase no more than 10% of the issued and outstanding shares of the Corporation on the date the plan is adopted. These programs do not commit the Corporation to make any share repurchases. Purchases can be made on The Nasdaq Global Market or The Toronto Stock Exchange at prevailing open market prices and are funded out of general corporate funds. We cancel all shares repurchased under the program. A copy of the current Notice of Intention to Make an Issuer Bid, as amended, is available from the Corporate Secretary.

Liquidity

On September 28, 2007 the Corporation entered into a five year committed unsecured revolving credit facility (the “Credit Facility”) with major Canadian and U.S. based banks. The Credit Facility provides for borrowing up to $200.0 million which can be drawn in U.S. dollars or the equivalent in Canadian dollars, subject to certain covenants. As of the date of the agreement, there were no direct borrowings under this facility.

We have an unsecured credit facility (“Old Credit Facility”) subject to annual renewal. The Old Credit Facility permitted us to borrow funds or issue letters of credit or guarantee up to Cdn $27.0 million (U.S. $20.0 million), subject to certain covenants. As of August 31, 2007 and 2006, there were no direct borrowings under the Old Credit Facility. On October 1, 2007 the Old Credit Facility was cancelled as a result of the new Credit Facility being signed.

Contracts and Commitments

On September 4, 2007 we entered into an agreement to acquire all of the outstanding shares of Applix, Inc. for approximately $339.0 million, subject to receipt of regulatory approvals and other customary closing conditions. It is anticipated that the acquisition will be completed in the fourth quarter of calendar 2007. The acquisition will be funded from current cash, cash equivalents and short-term investments.

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

During fiscal 2005, the Corporation entered into cash flow hedges in order to offset the risk associated with the effects of certain foreign currency exposures related to an intercompany loan and the corresponding interest payments between subsidiaries with different functional currencies. As at August 31, 2007, the Corporation had cash flow hedges, with maturities of January 14, 2008, to exchange the U.S. dollar equivalent of $68.2 million in foreign currency. At August 31, 2007, we had an unrealized loss in the amount of $6.7 million in relation to these contracts. We entered into these foreign currency exchange forward contracts with major Canadian chartered banks, and therefore we do not anticipate non-performance by these counterparties. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts.

We have entered into foreign exchange contracts that we have chosen not to designate as a hedge for accounting purposes. When we do not designate such contracts as hedges, in accordance with FAS 133 Accounting for Derivative Instruments and Hedging Activities, we carry these contracts at their fair value with any gain or loss included in income. At August 31, 2007, we had fifteen such contracts to exchange the U.S. dollar equivalent of $323.6 million into Canadian dollars, euros and British pounds, at various dates between September 4, 2007 and January 2, 2008. We entered into these contracts to offset the foreign exchange risk on inter-company receivables that were not in the functional currency of the subsidiary which held them. The estimated incremental fair value of the derivative instruments is not material.

Except for the commitment to acquire Applix, our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the year ended February 28, 2007. The exact timing of reversal or settlement of our FIN 48 liabilities cannot be reasonably estimated at the end of the quarter. Accordingly, all amounts are recorded as long term.

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

Under this standard, companies are required to account for stock-based transactions using a fair value method and recognize the expense in the consolidated statements of income. We previously accounted for stock-based compensation transactions using the intrinsic value method in accordance with APB 25 and provided the pro forma disclosures prescribed by FAS 123. Prior to April 16, 2007 the exercise price of stock awards was equal to the closing market price of the stock on the trading day preceding the date of grant. Effective April 16, 2007, the exercise price of stock awards is equal to the closing market price of the stock on the trading day on which the awards were granted. The exemption to the accounting treatment for all periods is certain acquisition-related options. Accordingly, with the exception of the acquisition-related compensation and awards granted under our deferred share and restricted share unit plans, no compensation cost had been recognized in the financial statements prior to fiscal 2007.

In order to calculate the fair value of stock-based payment awards, we use a binomial lattice model. This model requires the input of subjective assumptions, including stock price volatility, the expected exercise behavior and forfeiture rate. Expected volatilities are based on the historical volatility of our stock, implied volatilities from traded options on our stock, and other relevant factors. We use historical data to estimate option exercise and employee termination within the valuation model: separate groups of employees that have similar exercise behavior and turnover rates are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option are determined by the U.S. Treasury yields and the Government of Canada benchmark bond yields for U.S. dollar and Canadian dollar options, respectively, in effect at the time of the grant.

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

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on March 1, 2007. Under FIN 48, only income tax positions that meet the “more likely than not” recognition threshold may be recognized in the financial statements. An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of FIN 48, we could have greater volatility in our effective tax rate in the future.

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

In June 2007, the FASB ratified EITF 07-3, Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2009. We are currently evaluating the impact of the pending adoption of EITF 07-3 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. Our market risk exposure is also affected by liquidity in capital markets. We do not hold or issue financial instruments for trading purposes.

All of our investments are classified as held to maturity, and are made up of investments that are of a short duration to maturity. As a result, we believe that the impact of any market risk is unlikely to have a material effect on our financial position. During the quarter ended August 31, 2007, we held two investments with a cost of $14.6 million in Canadian third party asset backed commercial paper (“Third Party ABCP”). During the month of August, segments of the Canadian Third Party ABCP market experienced liquidity problems. As a result, in some cases, as notes matured, certain Canadian Third Party ABCP programs were unable to raise funds from new issuances and therefore were not able to refund maturing notes. Although the assets underlying the Canadian Third Party ABCP conduits are generally believed to be of high quality, the conduits we held experienced liquidity difficulties. At this time, the conduits are subject to a proposal which calls for the notes to be converted into floating rate notes which better match the duration of the underlying assets to address the liquidity problem. While the credit rating of the investments is under review, at the time of the investment they were rated R1-high by Dominion Bond Rating Services, the highest credit rating for this type of investment.

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

Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. We have no outstanding long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and six months ending August 31, 2007, a 100 basis-point adverse change in interest rates would have had a $0.01 and $0.03 impact on diluted earnings per share, respectively, and would not have had a material effect on our consolidated financial position or cash flows.

Foreign Currency Risk

We operate internationally. Accordingly, a substantial portion of our business is conducted in and our financial instruments are held in currencies other than the U.S. dollar. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We typically have entered into foreign exchange forward contracts to manage our exposure. The forward contracts have typically been between the United States dollar and the euro, the British pound, the Swiss franc, the Japanese yen, and the Australian dollar. Sensitivity analysis is used to measure our foreign currency exchange rate risk. As of August 31, 2007, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash, cash equivalents, and short-term investments by approximately three percent.

As we operate internationally, a substantial portion of our business is also conducted in currencies other than the U.S. dollar. Accordingly, our results are affected, and may be affected in the future, by exchange rate fluctuations of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. We cannot predict the impact future foreign exchange fluctuations may have on our results; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our business, results of operations, and financial condition.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the Corporation’s disclosure controls and procedures as of the end of the period covered by this quarterly report and as of the filing date.

Based upon our evaluation of the disclosure controls and procedures as of the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective at a reasonable assurance level as of August 31, 2007 to ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed is accumulated and communicated to our principal executive and principal financial officers as appropriate to allow timely decisions regarding disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the fiscal quarter ended August 31, 2007, two separate, unrelated lawsuits were filed against a number of enterprise software companies, including Cognos, for patent infringement. The first case, Diagnostic Systems Corporation v. Oracle, et. al., Case No. SACV07-960 AG (MLGx) was filed on August 15, 2007, in the United States District Court for the Central District of California. The second case, Juxtacomm Technologies, Inc v. Ascential Software Corporation, et. al., Case No. 2:07-CV-00359-TJW, was filed on August 17, 2007, in the United States District Court for the Eastern District of Texas, Marshall Division. Cognos is investigating the allegations in both lawsuits and intends to defend the cases vigorously.

Item 1A. Risk Factors

Certain Factors That May Affect Future Results

In addition to the other information contained in this Form 10-Q and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by one or more of these risks, independently or in combination. This document contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of our Management’s Discussion and Analysis. Any one or more of these risks, and any combination of these risks, as well as additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

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

A substantial portion of both our revenues and expenditures are generated in currencies other than the U.S. dollar, such as the Canadian dollar and the euro. Fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the euro and the Canadian dollar, may have a material adverse effect on our business, financial condition, and operating results as we report in U.S. dollars. For example, while foreign exchange fluctuations had a favorable impact on results in fiscal 2007, the Canadian dollar strengthened during fiscal 2008 resulting in greater than anticipated expenses when reported in U.S. dollars. Please see further discussion on foreign currency risk included in the Market Risk section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed April 27, 2007.

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

We have acquired and, if appropriate, will continue to seek to acquire additional products or businesses that we believe complement or augment our products. For example, we recently announced a tender offer for all of the outstanding shares of Applix, Inc., a publicly traded company based in Westborough, Massachusetts. Acquisitions involve a number of risks, including: diversion of management’s attention; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition, we may deplete our cash resources, dilute our shareholder base by issuing additional shares, or incur debt. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. Likewise, we make strategic decisions relating to all aspects of our operations including with respect to the direction of product development, acquisitions and other strategic investments, transactions and initiatives. These decisions often involve the review and consideration of competing alternatives and advice from various advisors, culminating in the exercise of judgment. There is the risk that our decision to proceed, or not to proceed, in a particular direction or with a particular strategic investment, transaction or initiative may not ultimately be the optimal decision for the company. Such decisions may hamper our competitiveness in the marketplace and have an adverse impact on our operational and financial performance.

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

We rely on various intellectual property protections, including contractual provisions, patents, copyright, trademark, and trade secret laws, to preserve our intellectual property rights. Despite our precautions, our intellectual property may be misappropriated, causing us to lose potential revenue and competitive advantage. As well, we may ourselves from time to time become subject to claims by third parties that our technology infringes their intellectual property rights. For example, we were recently named as a defendant in two separate, unrelated lawsuits that were filed against a number of enterprise software companies, including Cognos, for patent infringement. The first case, Diagnostic Systems Corporation v. Oracle, et. al., Case No. SACV07-960 AG (MLGx) was filed on August 15, 2007, in the United States District Court for the Central District of California. The second case, Juxtacomm Technologies, Inc v. Ascential Software Corporation, et. al., Case No. 2:07-CV-00359-TJW, was filed on August 17, 2007, in the United States District Court for the Eastern District of Texas, Marshall Division. In either case, we may incur expenditures to police, protect, and defend our interests and may become involved in litigation that could divert the attention of our management from developing our business. Responding to such claims could result in substantial expense and result in damages, royalties, or injunctive relief, satisfy indemnification obligations to our customers, or require us to enter into licensing agreements on unfavorable terms, or redesign or stop selling affected products which could materially disrupt the conduct of our business.

We may face liability claims if our software products or services fail to perform as intended.

The sale, servicing, and support of our products entails the risk of product liability, security flaws performance or warranty claims, which may be substantial in light of the use of our products in business-critical applications. A successful product liability claim could seriously disrupt our business and adversely affect our financial results. Software products are complex and may contain errors, defects or security flaws, particularly when first introduced, or when new versions or enhancements are released, or when configured to individual customer requirements. Although we currently have in place procedures and staff to exercise quality control over our products and respond to defects, errors and security flaws found in current versions, new versions, or enhancements of our products, defects and errors may still occur. New products and new product versions or enhancements may also contain defects, errors or security flaws which may not be known to us at the time of introduction. If these defects, errors or security flaws are discovered after delivery to our customers, customers may delay or reduce purchases, our reputation may be damaged, and we may incur additional costs associated with product claims, remedial work, and the addition or diversion of resources to address the defects, errors or security flaws. This may result in decreased sales, increased costs and a loss of market share, all of which could have a negative impact on our financial results and performance. Specifically, if there are defects, errors or security flaws found in Cognos 8, it could disrupt our business, impact our sales and adversely affect our financial results. We attempt to contractually limit our liability in accordance with industry practices. However, defects and errors in our products, including Cognos 8, could inhibit or prevent customer deployment and cause us to lose customers or require us to pay penalties or damages.

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

Our periodic sales force restructurings can be disruptive.

We rely heavily on our direct sales force. We have in the past restructured or made other adjustments to our sales force in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. In the past, such restructurings have generally resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with future acquisitions and other restructurings and our revenues could be negatively affected.

We may need to change our pricing models to compete successfully.

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices. Any broad-based change to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we do not adapt our pricing models to reflect changes in customer use of our products, our new software license revenues could decrease. Additionally, increased distribution of applications through application service providers may reduce the average price for our products or adversely affect other sales of our products, reducing new software license revenues unless we can offset price reductions with volume increases or lower spending. The increase in open source software distribution may also cause us to change our pricing models.

Disruptions of our indirect sales channel could affect our future operating results.

Our indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant or if the financial condition of our channel participants were to weaken. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and market share.

Adverse litigation results could affect our business.

We are subject to various legal proceedings. Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed in Item 1 - Legal Proceedings, herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
				Restricted Share Unit Plan	Share Repurchase Program
June 1 to June 30, 2007	15,000	$38.87	NIL	1,725,000	4,814,700
July 1 to July 31, 2007	5,715,000	$40.42	5,715,000	1,725,000	33,700
August 1 to August 31, 2007	NIL	NIL	NIL	1,725,000	33,700

Total	5,730,000	$40.42	5,715,000

On September 25, 2002, the Board of Directors of Cognos adopted a restricted share unit plan under which awards of restricted share units can be granted to employees, officers and directors of Cognos. On June 23, 2005, the Corporation’s shareholders approved the extension of the term of the plan to September 30, 2015 and increased the number of authorized shares from 2,000,000 to 3,000,000. Subject to the vesting provisions set out in each participant’s award agreement, each restricted share unit may be exchanged for one common share of Cognos. The common shares for which the restricted share units may be exchanged are purchased on the open market by a trustee appointed and funded by Cognos. During the quarter ended August 31, 2007, Cognos repurchased 15,000 shares at an average price of $38.87 under the restricted share unit plan.

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

On July 5, 2007, Cognos announced that it had amended the 2006 Share Repurchase Program announced on September 21, 2006 to increase the maximum number of shares to be repurchased and the amount authorized to be expended under the program to 8,934,000 shares and U.S. $400,000,000. During the quarter ended August 31, 2007, Cognos repurchased 5,715,000 shares at an average price of $40.42 under the 2006 Share Repurchase Program.

On September 27, 2007, Cognos announced that it had adopted a share repurchase program which will commence on October 10, 2007 and ends on October 9, 2008 (the “2007 Share Repurchase Program”). The program allows Cognos to repurchase up to 6,000,000 common shares (which is approximately 7% of the common shares outstanding on that date) provided that no more than $200,000,000 is expended in total under the program.

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

Item 6. Exhibits

a) Exhibits

2.1

Agreement and Plan of Merger by and among Cognos Incorporated, Dimension Acquisition Corp., and Applix, Inc, dated as of September 4, 2007 (incorporated by reference to Form 8-K filed on September 5, 2007)

2.2	Tender and Voting Agreement, dated September 4, 2007 (incorporated by reference to Form 8-K filed on September 5, 2007)

3.1	Restated Articles of Incorporation dated May 3, 2006 (incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-K filed for the year ended February 28, 2007)

3.2	Amended By-Laws of the Corporation (filed as Exhibit 3.3 to Form 10-K for the year ended February 28, 2002)

10.41	Amended and Restated 2002-2015 Restricted Share Unit Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNOS INCORPORATED
(Registrant)

October 5, 2007	/s/ Tom Manley
Date	Tom Manley
Senior Vice President, Finance & Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

SELECTED EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE
10.41	Amended and Restated 2002-2015 Restricted Share Unit Plan	80

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	85

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and 15d – 14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	86

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	87